Form 10-Q
period 2021-09-30
KITE REALTY GROUP TRUST; Kite Realty Group, L.P.
filed 2021-11-05
CIK 1286043, 1636315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:	001-32268	Kite Realty Group Trust
Commission File Number:	333-202666-01	Kite Realty Group, L.P.

Kite Realty Group Trust
Kite Realty Group, L.P.
(Exact Name of Registrant as Specified in its Charter)

Maryland		(Kite Realty Group Trust)		11-3715772
Delaware		(Kite Realty Group, L.P.)		20-1453863
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)

30 S. Meridian Street	Suite 1100	Indianapolis	Indiana	46204
(Address of principal executive offices)				(Zip code)

Telephone:	317	577-5600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $0.01 par value per share	KRG	New York Stock Exchange
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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
The number of Common Shares of Kite Realty Group Trust outstanding as of November 3, 2021 was 219,017,936 ($.01 par value).

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2021 of Kite Realty Group Trust, Kite Realty Group, L.P. and its subsidiaries. Unless stated otherwise or the context otherwise requires, references to "Kite Realty Group Trust" or the "Parent Company" mean Kite Realty Group Trust, and references to the "Operating Partnership" mean Kite Realty Group, L.P. and its consolidated subsidiaries. The terms "Company," "we," "us," and "our" refer to the Parent Company and the Operating Partnership, collectively, and those entities owned or controlled by the Parent Company and/or the Operating Partnership.

The Operating Partnership is engaged in the ownership and operation, acquisition, development and redevelopment of high-quality neighborhood and community shopping centers in select markets in the United States, and the Parent Company conducts substantially all of its activities through the Operating Partnership and its wholly-owned subsidiaries. The Parent Company is the sole general partner of the Operating Partnership and as of September 30, 2021 owned approximately 97.2% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 2.8% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) were owned by the limited partners.

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

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

 FOR THE QUARTERLY PERIOD ENDED September 30, 2021

Part I. FINANCIAL INFORMATION

Item 1.

Kite Realty Group Trust
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
Assets:
Investment properties at cost:	$3,124,987	$3,143,961
Less: accumulated depreciation	(816,993)	(755,100)
	2,307,994	2,388,861

Cash and cash equivalents	99,514	43,648
Tenant and other receivables, including accrued straight-line rent of $25,143 and $24,783, respectively	45,873	57,154
Restricted cash and escrow deposits	4,285	2,938
Deferred costs, net	54,231	63,171
Short-term deposits	125,000	—
Prepaid and other assets	39,165	39,975
Investments in unconsolidated subsidiaries	12,956	12,792
Assets held for sale	19,866	—
Total Assets	$2,708,884	$2,608,539

Liabilities and Shareholders' Equity:
Mortgage and other indebtedness, net	$1,288,994	$1,170,794
Accounts payable and accrued expenses	85,721	77,469
Deferred revenue and other liabilities	81,344	85,649
Total Liabilities	1,456,059	1,333,912
Commitments and contingencies
Limited Partners' interests in Operating Partnership and other	53,281	43,275
Equity:
Kite Realty Group Trust Shareholders' Equity:
Common Shares, $0.01 par value, 225,000,000 shares authorized, 84,575,441 and 84,187,999 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	846	842
Additional paid in capital	2,069,983	2,085,003
Accumulated other comprehensive loss	(22,476)	(30,885)
Accumulated deficit	(849,507)	(824,306)
Total Kite Realty Group Trust Shareholders' Equity	1,198,846	1,230,654
Noncontrolling Interest	698	698
Total Equity	1,199,544	1,231,352
Total Liabilities and Shareholders' Equity	$2,708,884	$2,608,539

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenue:
Rental income	$70,216	$64,293	$206,097	$191,359
Other property related revenue	1,054	670	3,133	6,626
Fee income	195	104	1,144	299
Total revenue	71,465	65,067	210,374	198,284
Expenses:
Property operating	10,482	10,330	30,978	30,450
Real estate taxes	8,624	9,362	26,574	26,551
General, administrative, and other	8,241	6,482	23,676	19,986
Merger and acquisition costs	9,198	—	9,958	—
Depreciation and amortization	30,193	33,953	90,625	96,830
Total expenses	66,738	60,127	181,811	173,817
Gain on sale of properties, net	1,260	3,226	27,517	4,893
Operating income	5,987	8,166	56,080	29,360
Interest expense	(12,878)	(12,550)	(37,386)	(38,115)
Income tax benefit of taxable REIT subsidiary	91	190	308	496
Equity in loss of unconsolidated subsidiaries	(196)	(417)	(758)	(1,256)
Other income, net	168	(16)	189	234
Net (loss) income	(6,828)	(4,627)	18,433	(9,281)
Net (income) loss attributable to noncontrolling interests	(132)	40	(1,058)	(148)
Net (loss) income attributable to Kite Realty Group Trust common shareholders	$(6,960)	$(4,587)	$17,375	$(9,429)

Net (loss) income per common share - basic	$(0.08)	$(0.05)	$0.21	$(0.11)
Net (loss) income per common share - diluted	$(0.08)	$(0.05)	$0.20	$(0.11)

Weighted average common shares outstanding - basic	84,556,689	84,194,268	84,468,519	84,125,219
Weighted average common shares outstanding - diluted	84,556,689	84,194,268	85,383,849	84,125,219

Dividends per common share	$0.1800	$0.0520	$0.5000	$0.3695

Consolidated net (loss) income	$(6,828)	$(4,627)	$18,433	$(9,281)
Change in fair value of derivatives	1,919	1,081	8,653	(17,112)
Total comprehensive (loss) income	(4,909)	(3,546)	27,086	(26,393)
Comprehensive (income) loss attributable to noncontrolling interests	(173)	12	(1,302)	270
Comprehensive (loss) income attributable to Kite Realty Group Trust	$(5,082)	$(3,534)	$25,784	$(26,123)

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balances, December 31, 2020	84,187,999	$842	$2,085,003	$(30,885)	$(824,306)	$1,230,654
Stock compensation activity	182,486	2	1,464	—	—	1,466
Other comprehensive income attributable to Kite Realty Group Trust	—		—	6,537	—	6,537
Distributions to common shareholders	—	—	—	—	(12,992)	(12,992)
Net income attributable to Kite Realty Group Trust	—	—	—	—	24,577	24,577
Purchase of capped calls	—	—	(9,800)	—	—	(9,800)
Exchange of redeemable noncontrolling interests for common shares	115,697	1	2,061	—	—	2,062
Adjustment to redeemable noncontrolling interests	—	—	(10,633)	—	—	(10,633)
Balances, March 31, 2021	84,486,182	845	2,068,095	(24,348)	(812,721)	1,231,871
Stock compensation activity	35,467	—	1,977	—	—	1,977
Other comprehensive loss attributable to Kite Realty Group Trust	—		—	(6)	—	(6)
Distributions to common shareholders	—	—	—	—	(14,363)	(14,363)
Net loss attributable to Kite Realty Group Trust	—	—	—	—	(242)	(242)
Exchange of redeemable noncontrolling interests for common shares	25,000	—	530	—	—	530
Adjustment to redeemable noncontrolling interests	—	—	(6,292)	—	—	(6,292)
Balances, June 30, 2021	84,546,649	845	2,064,310	(24,354)	(827,326)	1,213,475
Stock compensation activity	2,254	—	1,989	—	—	1,989
Other comprehensive income attributable to Kite Realty Group Trust	—		—	1,878	—	1,878
Distributions to common shareholders	—	—	—	—	(15,221)	(15,221)
Net loss attributable to Kite Realty Group Trust	—	—	—	—	(6,960)	(6,960)
Exchange of redeemable noncontrolling interests for common shares	26,538	1	536	—	—	537
Adjustment to redeemable noncontrolling interests	—	—	3,148	—	—	3,148
Balances, September 30, 2021	84,575,441	846	2,069,983	(22,476)	(849,507)	1,198,846

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balances, December 31, 2019	83,963,369	$840	$2,074,436	$(16,283)	$(769,955)	$1,289,038
Stock compensation activity	151,335	1	266	—	—	267
Other comprehensive loss attributable to Kite Realty Group Trust	—	—	—	(16,167)	—	(16,167)
Distributions to common shareholders	—	—	—	—	(27,011)	(27,011)
Net loss attributable to Kite Realty Group Trust	—	—	—	—	(74)	(74)
Adjustment to redeemable noncontrolling interests	—	—	6,778	—	—	6,778
Balances, March 31, 2020	84,114,704	841	2,081,480	(32,450)	(797,040)	1,252,831
Stock compensation activity	79,564	1	1,785	—	—	1,786
Other comprehensive loss attributable to Kite Realty Group Trust	—	—	—	(1,580)	—	(1,580)
Net loss attributable to Kite Realty Group Trust	—	—	—	—	(4,769)	(4,769)
Adjustment to redeemable noncontrolling interests	—	—	(53)	—	—	(53)
Balances, June 30, 2020	84,194,268	842	2,083,212	(34,030)	(801,809)	1,248,215
Stock compensation activity	1,695	—	1,813	—	—	1,813
Other comprehensive income attributable to Kite Realty Group Trust	—	—	—	1,053	—	1,053
Distributions to common shareholders	—	—	—	—	(4,380)	(4,380)
Net loss attributable to Kite Realty Group Trust	—	—	—	—	(4,587)	(4,587)
Adjustment to redeemable noncontrolling interests for common shares	—	—	(47)	—	—	(47)
Balances, September 30, 2020	84,195,963	842	2,084,978	(32,977)	(810,776)	1,242,067

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flow from operating activities:
Consolidated net income (loss)	$18,433	$(9,281)
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Straight-line rent	(1,215)	3,271
Depreciation and amortization	92,587	98,471
Gain on sale of operating properties	(27,517)	(4,893)
Compensation expense for equity awards	5,667	4,175
Amortization of debt fair value adjustment	(333)	(333)
Amortization of in-place lease liabilities	(1,432)	(1,922)
Changes in assets and liabilities:
Tenant receivables	8,449	(3,188)
Deferred costs and other assets	(1,951)	(4,967)
Accounts payable, accrued expenses, deferred revenue, and other liabilities	11,143	4,430
Net cash provided by operating activities	103,831	85,763
Cash flow from investing activities:
Capital expenditures	(36,935)	(30,622)
Net proceeds from sales of land	47,706	5,490
Net proceeds from sales of properties	2,484	13,888
Investment in short-term deposits	(125,000)	—
Small business loan repayments (funding)	541	(2,139)
Change in construction payables	2,141	(2,550)
Net cash used in investing activities	(109,063)	(15,933)
Cash flow from financing activities:
Proceeds from issuance of common shares, net	31	57
Repurchases of common shares upon the vesting of restricted shares	(458)	(999)
Purchase of capped calls	(9,800)	—
Debt and equity issuance costs	(6,017)	—
Loan proceeds	175,000	300,000
Loan payments	(52,096)	(251,770)
Distributions paid – common shareholders	(42,576)	(31,392)
Distributions paid – redeemable noncontrolling interests	(1,639)	(1,222)
Net cash provided by financing activities	62,445	14,674
Net change in cash, cash equivalents, and restricted cash	57,213	84,504
Cash, cash equivalents, and restricted cash beginning of period	46,586	52,813
Cash, cash equivalents, and restricted cash end of period	$103,799	$137,317

Non-cash investing and financing activities
Exchange of redeemable noncontrolling interests for common shares	$3,129	$—
Net investment in sales-type lease	—	4,665

 The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Balance Sheets
(unaudited)
(in thousands, except unit data)

	September 30, 2021	December 31, 2020
Assets:
Investment properties at cost:	$3,124,987	$3,143,961
Less: accumulated depreciation	(816,993)	(755,100)
	2,307,994	2,388,861

Cash and cash equivalents	99,514	43,648
Tenant and other receivables, including accrued straight-line rent of 25,143 and 24,783, respectively	45,873	57,154
Restricted cash and escrow deposits	4,285	2,938
Deferred costs, net	54,231	63,171
Short-term deposits	125,000	—
Prepaid and other assets	39,165	39,975
Investments in unconsolidated subsidiaries	12,956	12,792
Assets held for sale	19,866	—
Total Assets	$2,708,884	$2,608,539

Liabilities and Equity:
Mortgage and other indebtedness, net	$1,288,994	$1,170,794
Accounts payable and accrued expenses	85,721	77,469
Deferred revenue and other liabilities	81,344	85,649
Total Liabilities	1,456,059	1,333,912
Commitments and contingencies
Limited Partners' interests in Operating Partnership and other	53,281	43,275
Partners' Equity:
Parent Company:
Common equity, 84,575,441 and 84,187,999 units issued and outstanding at September 30, 2021 and December 31, 2020, respectively	1,221,322	1,261,539
Accumulated other comprehensive loss	(22,476)	(30,885)
Total Partners' Equity	1,198,846	1,230,654
Noncontrolling Interests	698	698
Total Equity	1,199,544	1,231,352
Total Liabilities and Equity	$2,708,884	$2,608,539

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenue:
Rental income	$70,216	$64,293	$206,097	$191,359
Other property related revenue	1,054	670	3,133	6,626
Fee income	195	104	1,144	299
Total revenue	71,465	65,067	210,374	198,284
Expenses:
Property operating	10,482	10,330	30,978	30,450
Real estate taxes	8,624	9,362	26,574	26,551
General, administrative, and other	8,241	6,482	23,676	19,986
Merger and acquisition costs	9,198	—	9,958	—
Depreciation and amortization	30,193	33,953	90,625	96,830
Total expenses	66,738	60,127	181,811	173,817
Gain on sale of operating properties, net	1,260	3,226	27,517	4,893
Operating income	5,987	8,166	56,080	29,360
Interest expense	(12,878)	(12,550)	(37,386)	(38,115)
Income tax benefit of taxable REIT subsidiary	91	190	308	496
Equity in loss of unconsolidated subsidiaries	(196)	(417)	(758)	(1,256)
Other expense, net	168	(16)	189	234
Net (loss) income	(6,828)	(4,627)	18,433	(9,281)
Net income attributable to noncontrolling interests	(132)	(132)	(396)	(396)
Net (loss) income attributable to common unitholders	$(6,960)	$(4,759)	$18,037	$(9,677)

Allocation of net (loss) income:
Limited Partners	$—	$(172)	$662	$(248)
Parent Company	(6,960)	(4,587)	17,375	(9,429)
	$(6,960)	$(4,759)	$18,037	$(9,677)

Net (loss) income per common unit - basic & diluted	$(0.08)	$(0.05)	$0.21	$(0.11)

Weighted average common units outstanding - basic	87,003,784	86,429,259	86,924,446	86,341,057
Weighted average common units outstanding - diluted	87,003,748	86,429,259	87,780,899	86,341,057

Distributions per common unit	$0.1800	$0.0520	$0.5000	$0.3695

Consolidated net (loss) income	$(6,828)	$(4,627)	$18,433	$(9,281)
Change in fair value of derivatives	1,919	1,081	8,653	(17,112)
Total comprehensive (loss) income	(4,909)	(3,546)	27,086	(26,393)
Comprehensive income attributable to noncontrolling interests	(132)	(132)	(396)	(396)
Comprehensive (loss) income attributable to common unitholders	$(5,041)	$(3,678)	$26,690	$(26,789)

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Partners’ Equity
(Unaudited)
(in thousands)

	General Partner		Total
	Common Equity	Accumulated Other Comprehensive Loss
Balances, December 31, 2020	$1,261,539	$(30,885)	$1,230,654
Stock compensation activity	1,466	—	1,466
Other comprehensive income attributable to Parent Company	—	6,537	6,537
Distributions to Parent Company	(12,992)	—	(12,992)
Net income	24,577	—	24,577
Purchase of capped calls	(9,800)	—	(9,800)
Conversion of Limited Partner Units to shares of the Parent Company	2,062	—	2,062
Adjustment to redeemable noncontrolling interests	(10,633)	—	(10,633)
Balances March 31, 2021	1,256,219	(24,348)	1,231,871
Stock compensation activity	1,977	—	1,977
Other comprehensive loss attributable to Parent Company	—	(6)	(6)
Distributions to Parent Company	(14,363)	—	(14,363)
Net loss	(242)	—	(242)
Conversion of Limited Partner Units to shares of the Parent Company	530	—	530
Adjustment to redeemable noncontrolling interests	(6,292)	—	(6,292)
Balances, June 30, 2021	1,237,829	(24,354)	1,213,475
Stock compensation activity	1,989	0	1,989
Other comprehensive income attributable to Parent Company	—	1,878	1,878
Distributions to Parent Company	(15,221)	—	(15,221)
Net loss	(6,960)	—	(6,960)
Conversion of Limited Partner Units to shares of the Parent Company	537	—	537
Adjustment to redeemable noncontrolling interests	3,148	—	3,148
Balances, September 30, 2021	1,221,322	(22,476)	1,198,846

	General Partner		Total
	Common Equity	Accumulated Other Comprehensive Loss
Balances, December 31, 2019	$1,305,321	$(16,283)	$1,289,038
Stock compensation activity	267	—	267
Other comprehensive loss attributable to Parent Company	—	(16,167)	(16,167)
Distributions to Parent Company	(27,011)	—	(27,011)
Net loss	(74)	—	(74)
Adjustment to redeemable noncontrolling interests	6,778	—	6,778
Balances, March 31, 2020	1,285,281	(32,450)	1,252,831
Stock compensation activity	1,786	—	1,786
Other comprehensive loss attributable to Parent Company	—	(1,580)	(1,580)
Net loss	(4,769)	—	(4,769)
Adjustment to redeemable noncontrolling interests	(53)	—	(53)
Balances, June 30, 2020	1,282,245	(34,030)	1,248,215
Stock compensation activity	1,813	—	1,813
Other comprehensive income attributable to Parent Company	—	1,053	1,053
Distributions to Parent Company	(4,380)	—	(4,380)
Net income	(4,587)	—	(4,587)
Adjustment to redeemable noncontrolling interests	(47)	—	(47)
Balances, September 30, 2020	1,275,044	(32,977)	1,242,067

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flow from operating activities:
Consolidated net income (loss)	$18,433	$(9,281)
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Straight-line rent	(1,215)	3,271
Depreciation and amortization	92,587	98,471
Gain on sales of operating properties	(27,517)	(4,893)
Compensation expense for equity awards	5,667	4,175
Amortization of debt fair value adjustment	(333)	(333)
Amortization of in-place lease liabilities	(1,432)	(1,922)
Changes in assets and liabilities:
Tenant receivables	8,449	(3,188)
Deferred costs and other assets	(1,951)	(4,967)
Accounts payable, accrued expenses, deferred revenue, and other liabilities	11,143	4,430
Net cash provided by operating activities	103,831	85,763
Cash flow from investing activities:
Capital expenditures	(36,935)	(30,622)
Net proceeds from sales of land	47,706	5,490
Net proceeds from sales of properties	2,484	13,888
Investment in short-term deposits	(125,000)	—
Small business loan repayments (funding)	541	(2,139)
Change in construction payables	2,141	(2,550)
Net cash used in investing activities	(109,063)	(15,933)
Cash flow from financing activities:
Contributions from the General Partner	31	57
Repurchases of common shares upon the vesting of restricted shares	(458)	(999)
Purchase of capped calls	(9,800)	—
Debt and equity issuance costs	(6,017)	—
Loan proceeds	175,000	300,000
Loan payments	(52,096)	(251,770)
Distributions paid – common unitholders	(42,576)	(31,392)
Distributions paid – redeemable noncontrolling interests	(1,639)	(1,222)
Net cash provided by financing activities	62,445	14,674
Net change in cash, cash equivalents, and restricted cash	57,213	84,504
Cash, cash equivalents, and restricted cash beginning of period	46,586	52,813
Cash, cash equivalents, and restricted cash end of period	$103,799	$137,317

Non-cash investing and financing activities
Conversion of Limited Partner Units to shares of the Parent Company	$3,129	$—
Net investment in sales-type lease	—	4,665

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust and Kite Realty Group, L.P. and subsidiaries
Notes to Consolidated Financial Statements
September 30, 2021
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

At September 30, 2021, we owned interests in 87 operating properties totaling approximately 16.8 million square feet. We also owned six development and redevelopment projects as of this date.

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

The Parent Company is the sole general partner of the Operating Partnership, and as of September 30, 2021 owned approximately 97.2% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 2.8% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) were owned by the limited partners. As the sole general partner of the Operating Partnership, the Parent Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. The Parent Company and the Operating Partnership are operated as one enterprise. The management of the Parent Company consists of the same members as the management of the Operating Partnership. As the sole general partner with control of the Operating Partnership, the Parent Company consolidates the Operating Partnership for financial reporting purposes, and the Parent Company does not have any significant assets other than its investment in the Operating Partnership.

On October 22, 2021, we completed a merger with Retail Properties of America, Inc. (“RPAI”), in which RPAI merged with and into a wholly-owned subsidiary of ours in a stock-for-stock exchange with a transaction value of approximately $4.7 billion, including the assumption of approximately $1.9 billion of debt. See Note 11 for additional details. The retail portfolio we acquired through the merger with RPAI was comprised of 102 operating properties along with multiple parcels of entitled land for future value creation.

Note 2. Basis of Presentation, Consolidation, Investments in Joint Ventures, and Noncontrolling Interests

We have prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the presentation not misleading.  The unaudited financial statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 include all adjustments, consisting of normal recurring adjustments, necessary in the opinion of management to present fairly the financial information set forth therein.  The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the combined Annual Report on Form 10-K of the Parent Company and the Operating Partnership for the year ended December 31, 2020.

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

Components of Investment Properties

The composition of the Company’s investment properties as of September 30, 2021 and December 31, 2020 was as follows:

	Balance at
	September 30, 2021	December 31, 2020
Investment properties, at cost:
Land, buildings and improvements	$3,094,966	$3,109,122
Furniture, equipment and other	7,374	6,979
Construction in progress	22,647	27,860
	$3,124,987	$3,143,961

Components of Rental Income including Allowance for Uncollectible Accounts

The Company recognized the following lease rental income for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Fixed Contractual Lease Payments - Operating Leases	$54,894	$54,301	$164,095	$164,219
Variable Lease Payments - Operating Leases	12,461	12,824	38,540	38,244
Bad Debt Recovery (Reserve)	1,709	(3,136)	338	(9,760)
Straight-Line Rent Adjustment	585	256	1,109	1,001
Straight-Line Rent Recovery (Reserve) for Uncollectability	39	(507)	587	(4,264)
Amortization of In-Place Lease Liabilities, net	528	555	1,428	1,919
Total	$70,216	$64,293	$206,097	$191,359

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

In determining whether to consolidate a VIE with the Operating Partnership, we consider all relationships between the Operating Partnership and the applicable VIE, including development agreements, management agreements and other contractual arrangements, in determining whether we have the power to direct the activities of the VIE that most significantly affect the VIE's performance.  As of September 30, 2021, we owned investments in two consolidated joint ventures that were VIEs in which the partners did not have substantive participating rights and we were the primary beneficiary.  As of this date, these consolidated VIEs had total debt of $29.2 million, which were secured by assets of the VIEs totaling $117.1 million.  The Operating Partnership guarantees the debts of these VIEs.

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

Noncontrolling Interests

We report the non-redeemable noncontrolling interests in subsidiaries as equity, and the amount of consolidated net income attributable to these noncontrolling interests is set forth separately in the consolidated financial statements.  The non-redeemable noncontrolling interests in consolidated properties for the nine months ended September 30, 2021 and 2020 were as follows:

	2021	2020
Noncontrolling interests balance January 1	$698	$698
Net income allocable to noncontrolling interests, excluding redeemable noncontrolling interests	—	—
Noncontrolling interests balance at September 30	$698	$698

Redeemable Noncontrolling Interests - Limited Partners

Limited Partner Units are redeemable noncontrolling interests in the Operating Partnership. We classify redeemable noncontrolling interests in the Operating Partnership in the accompanying consolidated balance sheets outside of permanent equity because we may be required to pay cash to holders of Limited Partner Units upon redemption of their interests in the Operating Partnership or deliver registered shares upon their conversion.  The carrying amount of the redeemable noncontrolling interests in the Operating Partnership is reflected at the greater of historical book value or redemption value with a corresponding adjustment to additional paid-in capital. At September 30, 2021 and December 31, 2020, the redemption value of the redeemable noncontrolling interests exceeded the historical book value, and the balances were accordingly adjusted to redemption value.

We allocate net operating results of the Operating Partnership after noncontrolling interests in the consolidated properties based on the partners’ respective weighted average ownership interest.  We adjust the redeemable noncontrolling interests in the Operating Partnership at the end of each reporting period to reflect their interests in the Operating Partnership or redemption value.  This adjustment is reflected in our shareholders’ and Parent Company's equity.  For the three and nine months ended September 30, 2021 and 2020, the weighted average interests of the Parent Company and the limited partners in the Operating Partnership were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Parent Company’s weighted average interest in Operating Partnership	97.2%	97.4%	97.1%	97.4%
Limited partners' weighted average interests in Operating Partnership	2.8%	2.6%	2.9%	2.6%

At September 30, 2021, the Parent Company's interest and the limited partners' redeemable noncontrolling ownership interests in the Operating Partnership were 97.2% and 2.8%. At December 31, 2020, the Parent Company's interest and the limited partners' redeemable noncontrolling ownership interests in the Operating Partnership were 97.1% and 2.9%.

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

There were 2,429,315 and 2,532,861 Limited Partner Units outstanding as of September 30, 2021 and December 31, 2020, respectively. The decrease in Limited Partner Units outstanding from December 31, 2020 is due to conversions offset by non-cash compensation awards made to our executive officers in the form of Limited Partner Units.

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

We classify the redeemable noncontrolling interests in a certain subsidiary in the accompanying consolidated balance sheets outside of permanent equity because, under certain circumstances, we may be required to pay cash to Class B unitholders in this subsidiary upon redemption of their interests.  The carrying amount of these redeemable noncontrolling interests is required to be reflected at the greater of initial book value or redemption value with a corresponding adjustment to additional paid-in capital. As of September 30, 2021 and December 31, 2020, the redemption amounts of these interests did not exceed their fair value, nor did they exceed the initial book value.

The redeemable noncontrolling interests in the Operating Partnership and subsidiaries for the nine months ended September 30, 2021 and 2020 were as follows:

	2021	2020
Redeemable noncontrolling interests balance January 1	$43,275	$52,574
Net income allocable to redeemable noncontrolling interests	1,058	148
Distributions declared to redeemable noncontrolling interests	(1,639)	(1,222)
Other, net including adjustments to redemption value	10,587	(7,060)
Total limited partners' interests in Operating Partnership and other redeemable noncontrolling interests balance at September 30	$53,281	$44,440

Limited partners' interests in Operating Partnership	$43,211	$34,370
Other redeemable noncontrolling interests in certain subsidiaries	10,070	10,070
Total limited partners' interests in Operating Partnership and other redeemable noncontrolling interests balance at September 30	$53,281	$44,440

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

Potentially dilutive securities include outstanding options to acquire common shares; Limited Partner Units, which may be exchanged for either cash or common shares, at the Parent Company’s option and under certain circumstances; and deferred common share units, which may be credited to the personal accounts of non-employee trustees in lieu of the payment of cash compensation or the issuance of common shares to such trustees.  Limited Partner Units have been omitted from the Parent Company’s denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the denominator would have no dilutive impact. Weighted average Limited Partner Units outstanding for the three and nine months ended September 30, 2021 and 2020 were 2.4 million, 2.5 million, 2.2 million, and 2.2 million, respectively.

Due to the net loss allocable to common shareholders and Common Unit holders for the three months ended September 30, 2021 and 2020, and nine months ended September 30, 2020, no securities had a dilutive impact for this period.

Note 4. Mortgage and Other Indebtedness

Mortgage and other indebtedness consisted of the following as of September 30, 2021 and December 31, 2020:

	As of September 30, 2021
	Principal	Unamortized Net Premiums	Unamortized Debt Issuance Costs	Total
Senior unsecured notes—fixed rate	$550,000	$—	$(3,556)	$546,444
Exchangeable senior notes - fixed rate	175,000	—	(5,052)	169,948
Unsecured revolving credit facility	—	—	(1,253)	(1,253)
Unsecured term loan	250,000	—	(1,488)	248,512
Mortgage notes payable—fixed rate	294,787	1,400	(14)	296,173
Mortgage note payable—variable rate	29,193	—	(23)	29,170
Total mortgage and other indebtedness	$1,298,980	$1,400	$(11,386)	$1,288,994

	As of December 31, 2020
	Principal	Unamortized Net Premiums	Unamortized Debt Issuance Costs	Total
Senior unsecured notes - fixed rate	$550,000	$—	$(3,595)	$546,405
Unsecured revolving credit facility	25,000	—	(1,672)	23,328
Unsecured term loans	250,000	—	(1,647)	248,353
Mortgage notes payable - fixed rate	295,966	1,732	(25)	297,673
Mortgage notes payable - variable rate	55,110	—	(75)	55,035
Total mortgage and other indebtedness	$1,176,076	$1,732	$(7,014)	$1,170,794

Consolidated indebtedness, including weighted average maturities and weighted average interest rates as of September 30, 2021, considering the impact of interest rate swaps, is summarized below:

	Outstanding Amount	Ratio	Weighted Average Interest Rate	Weighted Average Maturity (in years)
Fixed Rate Debt [1]	$1,114,787	86%	3.78%	4.3
Variable Rate Debt [2]	184,193	14%	3.48%	4.2
Net Debt Premiums and Issuance Costs, Net	(9,986)	N/A	N/A	N/A
Total	$1,288,994	100%	3.74%	4.3

____________________
1
Fixed rate debt includes, and variable rate debt excludes, the portion of such debt that has been hedged by interest rate derivatives. As of September 30, 2021, $250 million in variable rate debt is hedged to a fixed rate for a weighted average of 4.1 years.

2
Variable rate debt includes, and fixed rate debt excludes, the portion of such debt that has been hedged to a floating rate. As of September 30, 2021, $155 million in fixed rate debt is hedged to floating rate for a weighted average of 3.9 years.

Mortgage indebtedness is collateralized by certain real estate properties and leases, and is generally due in monthly installments of interest and principal and matures over various terms through 2030.

Variable interest rates on mortgage indebtedness is based on LIBOR plus 160 basis points.  At September 30, 2021, the one-month LIBOR interest rate was 0.13%.  Fixed interest rates on mortgage indebtedness range from 3.78% to 5.73%.

Debt Issuance Costs

Debt issuance costs are amortized on a straight-line basis over the terms of the respective loan agreements.

The accompanying consolidated statements of operations include amortization of debt issuance costs as a component of interest expense as follows:

	Nine Months Ended September 30,
	2021	2020
Amortization of debt issuance costs	$1,963	$1,640

Unsecured Revolving Credit Facility and Unsecured Term Loans

As of September 30, 2021, we had an unsecured revolving credit facility (the "Credit Facility") with a total commitment of $600 million that matures in April 2023 (inclusive of one twelve-month extension option).

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

As of September 30, 2021, there was zero outstanding under the Credit Facility.  Additionally, we had letters of credit outstanding which totaled $1.2 million, against which no amounts were advanced as of September 30, 2021.

The amount that we may borrow under our Credit Facility is limited by the value of the assets in our unencumbered asset pool.  As of September 30, 2021, the value of the assets in our unencumbered asset pool, calculated pursuant to the Credit Facility agreement, was $1.4 billion. Considering outstanding borrowings on the line of credit, term loans, unsecured notes and letters of credit, we had $416.7 million available under our Credit Facility for future borrowings as of September 30, 2021.

Our ability to borrow under the Credit Facility is subject to our compliance with various restrictive and financial covenants, including with respect to liens, indebtedness, investments, dividends, mergers and asset sales.  As of September 30, 2021, we were in compliance with all such covenants.

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

The Exchangeable Notes bear interest at a rate of 0.75% per annum, payable semi-annually in arrears. The Exchangeable Notes will mature on April 1, 2027. The interest expense recognized for the Exchangeable Notes was approximately $0.5 million and $1.1 million for the three and nine months ended September 30, 2021, respectively.

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

Senior Unsecured Notes

The Operating Partnership has $550 million of senior unsecured notes maturing at various dates through September 2027 (the "Notes").  The Notes contain a number of customary financial and restrictive covenants. As of September 30, 2021, we were in compliance with all such covenants.

Fair Value of Fixed and Variable Rate Debt

As of September 30, 2021, the estimated fair value of our fixed rate debt was $1.1 billion compared to the book value of $1.0 billion.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments, which ranged from 2.78% to 3.87%.  As of September 30, 2021, the fair value of variable rate debt was $279.0 million compared to the book value of $279.2 million.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments, which ranged from 2.77% to 3.52%.

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

As of September 30, 2021, we were party to various cash flow derivative agreements with notional amounts totaling $250.0 million that fix the interest rate on variable rate debt.  These derivative agreements effectively fix the interest rate underlying certain variable rate debt instruments over expiration dates through 2025.  Utilizing a weighted average interest rate spread over LIBOR on all variable rate debt resulted in fixing the weighted average interest rate at 5.09%.

As of September 30, 2021, we were also party to two interest rate swap contracts with notional amounts totaling $155.0 million. The derivative agreements swap a blended fixed rate of 4.52% for a blended floating rate of LIBOR + 3.70% with an expiration date of September 10, 2025.

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

 We determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, although the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties.  As of September 30, 2021 and December 31, 2020, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined the credit valuation adjustments were not significant to the overall valuation of our derivatives.  As a result, we determined our derivative valuations were classified within Level 2 of the fair value hierarchy.

As of September 30, 2021, the estimated fair value of our interest rate derivatives represented a net liability of $24.2 million, including accrued interest payable of $0.6 million.  As of September 30, 2021, this was reflected in accounts payable and accrued expenses on the accompanying consolidated balance sheets.  At December 31, 2020, the estimated fair value of our interest rate hedges was a liability of $32.1 million, including accrued interest of $0.4 million.  As of December 31, 2020, this was reflected in accounts payable and accrued expenses on the accompanying consolidated balance sheets.

 Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings.  Approximately $1.7 million and $1.3 million were reclassified as a decrease to earnings for the three months ended September 30, 2021 and 2020, respectively. Approximately $4.1 million and $2.7 million were reclassified as a decrease to earnings during each of the nine months ended September 30, 2021 and 2020. As the interest payments on our hedges are made over the next 12 months, we estimate the increase to interest expense to be $7.5 million, assuming the current LIBOR curve.

Unrealized gains and losses on our interest rate derivative agreements are the only components of the change in accumulated other comprehensive loss.

Note 6. Shareholders’ Equity

Distribution Payments

Our Board of Trustees declared a cash distribution of $0.18 for the third quarter of 2021 to common shareholders and Common Unit holders of record as of October 1, 2021. The distribution was paid on October 8, 2021.

At-The-Market Offering Program

On February 23, 2021, the Company and the Operating Partnership entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with each of BofA Securities, Inc., Citigroup Global Markets Inc., KeyBanc Capital Markets Inc. and Raymond James & Associates, Inc., pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $150 million of its common shares of beneficial interest, $0.01 par value per share under an at-the-market offering program (the “ATM Program”). As of September 30, 2021, the Company had not sold any common shares under the ATM Program. The Operating Partnership intends to use the net proceeds, if any, to repay borrowings under its unsecured revolving credit facility, to repay other indebtedness and for working capital and other general corporate purposes. The Operating Partnership may also use net proceeds for acquisitions of operating properties and the development or redevelopment of properties, although there are currently no understandings, commitments or agreements to do so.

Share Repurchase Plan

In February 2021, the Company’s Board of Trustees approved a share repurchase program, authorizing share repurchases up to an aggregate of $150 million (the “Share Repurchase Program”). The Share Repurchase Program will end in February 2022 if not terminated earlier. As of September 30, 2021, the Company has not repurchased any shares under its Share Repurchase Program. The Company intends to fund any future repurchases under the Share Purchase Program with cash on hand or availability under its unsecured credit facility subject to any applicable restrictions under the Company’s unsecured credit facility. The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will depend upon prevailing market conditions, regulatory requirements and other factors.

Note 7. Deferred Costs and Intangibles, net

Deferred costs consist primarily of acquired lease intangible assets, broker fees and capitalized commissions incurred in connection with lease originations.  Deferred leasing costs, lease intangibles and similar costs are amortized on a straight-line basis over the terms of the related leases.  At September 30, 2021 and December 31, 2020, deferred costs consisted of the following:

	September 30, 2021	December 31, 2020
Acquired lease intangible assets	$48,816	$55,352
Deferred leasing costs and other	54,571	57,481
	103,387	112,833
Less—accumulated amortization	(47,489)	(49,662)
Subtotal	55,898	63,171
Less - assets held for sale	(1,667)	—
Total	$54,231	$63,171

 Amortization of deferred leasing costs, leasing intangibles and other is included in depreciation and amortization expense in the accompanying consolidated statements of operations. The amortization of above market lease intangibles is included as a reduction to revenue. The amounts of such amortization included in the accompanying consolidated statements of operations are as follows:

	Nine Months Ended September 30,
	2021	2020
Amortization of deferred leasing costs, lease intangibles and other	$8,005	$10,464
Amortization of above market lease intangibles	700	725

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

At September 30, 2021 and December 31, 2020, deferred revenue, intangibles, net and other liabilities consisted of the following:

	September 30, 2021	December 31, 2020
Unamortized in-place lease liabilities	$43,101	$45,479
Retainages payable and other	3,505	1,943
Tenant rents received in advance	8,513	11,716
Lease liabilities	26,225	26,511
Total	$81,344	$85,649

The amortization of below market lease intangibles is included as a component of minimum rent in the accompanying consolidated statements and was $2.1 million and $2.6 million for the nine months ended September 30, 2021 and 2020, respectively.

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

    In connection with the joint venture that owns the Embassy Suites at Notre Dame, we provided a repayment guaranty on a $33.8 million construction loan, of which our share is $11.8 million (reflecting our 35% ownership interest in the hotel). Our portion of the repayment guaranty is limited to $5.9 million. The guaranty's term is through the July 1, 2024 maturity date of the loan. The outstanding loan balance as of September 30, 2021 is $33.6 million and our share is $11.8 million.  The loan is secured by the hotel.

As of September 30, 2021, we had outstanding letters of credit totaling $1.2 million.  At that date, there were no amounts advanced against these instruments.

Legal Proceedings

We are not subject to any litigation that management considers material nor, to management’s knowledge, is any litigation that management considers material currently threatened against us. We are parties to routine litigation, claims, and administrative proceedings arising in the ordinary course of business.  Management believes that such matters will not have a material adverse impact on our consolidated financial condition, results of operations or cash flows taken as a whole.

As previously disclosed in our joint proxy statement/prospectus, beginning on August 27, 2021, two purported RPAI stockholders filed substantially similar complaints against RPAI and the members of the RPAI board of directors (the “RPAI Board”) in the United States District Court for the Southern District of New York. One of these complaints also names Kite Realty and Merger Sub as defendants. The complaints are captioned as follows: Wang v. Retail Properties of America, Inc. et al., No. 1:21-cv-07237 (S.D.N.Y. filed August 27, 2021); and Hopkins v. Retail Properties of America, Inc. et al., No. 1:21-cv-07324 (S.D.N.Y. filed August 31, 2021). The complaints variously assert, among other things, claims under Section 14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 14a-9 promulgated thereunder against RPAI and the members of the RPAI Board and claims under Section 20(a) of the Exchange Act against the members of the RPAI Board (and, in one case, Kite Realty and Merger Sub) for allegedly causing a materially incomplete and misleading registration statement on Form S-4 to be filed on August 23, 2021 with the SEC. Four additional lawsuits were filed against RPAI and the members of the RPAI Board between September 14, 2021 and October 8, 2021 under the captions Callebs v. Retail Properties of America, Inc. et al., No. 1:21-cv-07593 (S.D.N.Y. filed September 10, 2021); Sheridan v. Retail Properties of America, Inc., et al., No. 1:21-cv-04066-SCJ (N.D.Ga. filed October 1, 2021); Whitfield v. Retail Properties of America, Inc. et al., No. 2:21-cv-04390 (E.D.Pa. filed October 6, 2021); and Reinhardt v Retail Properties of America, Inc. et al., No. 1:21-cv-04187 (N.D. Ga. filed October 8, 2021), which are substantially similar to the other two complaints. Also, on September 15, 2021, a purported Kite Realty shareholder filed a complaint against Kite Realty and the members of the Kite Realty board of trustees in the United States District Court for the Eastern District of New York, captioned as follows: Gentry v. Kite Realty Group Trust et al., No. 1:21-cv-05142 (E.D.N.Y. filed September 15, 2021). The complaint asserts substantially similar claims under Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 as the other complaints against RPAI and the RPAI Board.

Plaintiffs sought, among other things, to enjoin or rescind the merger, an award of damages in the event the merger is consummated, and an award of costs and attorneys’ fees. We believe that these claims are without merit and intend to vigorously defend against them.

Note 10. Disposals of Properties and Assets Held for Sale

During the nine months ended September 30, 2021, the Company sold seventeen ground leases for gross proceeds of $42 million and a net gain of $27.6 million. A portion of the proceeds was utilized to pay down our Credit Facility.

There were no operating properties sold during the nine months ended September 30, 2021.

As of September 30, 2021, the Company has classified its Westside Market operating property as held for sale. The property was sold in October 2021 at a sales price that exceeds its carrying value.

Note 11. Subsequent Events

On October 22, 2021, we completed the previously announced merger with RPAI. The transaction value was approximately $4.7 billion, including approximately $2.8 billion market value of common shares issued in the Merger and the assumption of approximately $1.9 billion of debt.

The retail portfolio we acquired through the merger with RPAI is comprised of 102 operating properties along with multiple parcels of entitled land for future value creation.

Under the terms of the Merger Agreement, each outstanding share of RPAI's common stock was converted into the right to receive 0.623 common shares of the Company plus cash in lieu of fractional Company shares.

The Merger will be accounted for by using the business combination accounting rules, which require the application of a screen test to evaluate if substantially all of the fair value of the assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets to determine whether a transaction is accounted for as an asset acquisition or business combination.

We recorded merger expense of $9.2 million and $10.0 million of merger costs for the three and nine months ended September 30, 2021, respectively, which are included in "Merger and acquisition costs" in the accompanying consolidated statements of operations. These costs primarily consist of fairness opinion, legal, professional, and data migration costs. We anticipate the total merger related costs to be approximately $105 million.

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

Currently, one of the most significant factors that could cause actual outcomes to differ significantly from our forward-looking statements is the potential adverse effect of the current pandemic of the novel coronavirus ("COVID-19"), including possible resurgences, variants and mutations, on the financial condition, results of operations, cash flows and performance of the Company and its tenants, the real estate market and the global economy and financial markets. The effects of COVID-19 have caused and may continue to cause many of our tenants to close stores, reduce hours or significantly limit service, making it difficult for them to meet their rent obligations, and therefore has and will continue to impact us significantly for the foreseeable future. COVID-19 has impacted us significantly, and the extent to which it will continue to impact us and our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the continued speed of the vaccine distribution, the efficacy of vaccines, including against variants of COVID-19, acceptance and availability of vaccines, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, investors are cautioned to interpret many of the risks identified under the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic.
    Additional risks, uncertainties and other factors that might cause such differences, some of which could be material, include but are not limited to:

•risks associated with the Company’s merger with Retail Properties of America ("RPAI"), including the integration of the businesses of the combined company, the ability to achieve expected synergies or cost savings and potential disruptions to the Company's plans and operations;
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
•risks related to our current geographical concentration of our properties in Texas, Florida, New York, Maryland, Virginia, and North Carolina;
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

The retail portfolio we acquired through the merger with RPAI was comprised of 102 operating properties along with multiple parcels of entitled land for future value creation.

At September 30, 2021, we owned interests in 87 operating properties totaling approximately 16.8 million square feet. We also owned six development and redevelopment projects as of this date.

At September 30, 2020, we owned interests in 89 operating and redevelopment properties totaling approximately 17.4 million square feet. We also owned three development and redevelopment projects as of this date.

On October 22, 2021, we completed a merger with Retail Properties of America, Inc. (“RPAI”), in which RPAI merged with and into a wholly-owned subsidiary of ours in a stock-for-stock exchange with a transaction value of approximately $4.7 billion, including the assumption of approximately $1.9 billion of debt. See Note 11 for additional details.

Impacts on Business from COVID-19

    The current pandemic of the novel coronavirus, or COVID-19, and the public health measures that have been undertaken in response, have had a significant adverse impact on many of our tenants and on our business. The effects of COVID-19, including related government restrictions, mandatory quarantines, “shelter in place” orders, border closures, “social distancing” practices and other travel and gathering restrictions and practices, have caused many of our tenants to close stores, reduce hours or significantly limit service that may create headwinds for our tenants even after the current restrictions are lifted. Because we cannot estimate when the COVID-19 pandemic and the containment measures will end, if there will be a slowing or potential rollback of "reopenings" in certain states or what short-term or long-term impact the pandemic may have on consumer behavior, we cannot estimate the ultimate operational and financial impact of COVID-19 on our business. However, the following operating trends, combined with macroeconomic uncertainty, lead us to believe that our operating results could continue to be significantly affected by COVID-19:

•As of September 30, 2021, substantially all of our tenants have reopened.
•As of November 6, 2021, we have collected approximately 98% of rent billings for three months ended September 30, 2021.
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
We expect the significance of the COVID-19 pandemic, including the extent of its effects on our business, financial performance and condition, operating results and cash flows and the economic slowdown, to be dictated by, among other things, the duration of the COVID-19 pandemic, including possible resurgences, variants and mutations, the success of efforts to contain it, the continued speed of the vaccine distribution, the efficacy of vaccines, including against variants of COVID-19, acceptance and availability of vaccines and the impact of actions taken in response to the pandemic. These uncertainties make it difficult to predict operating results for our business. Therefore, there can be no assurances that we will not experience further declines in revenues, net income, FFO, or other operating metrics, which could be material.

We have sought to take advantage of opportunities caused by the COVID-19 pandemic. During this quarter, we executed 82 new and renewal leases representing over 584,800 square feet. In addition, we are actively negotiating with multiple tenants to lease the vacant anchor boxes that were caused by the disruption from the COVID-19 pandemic. Building upon our previous results, we have leased 12 of the vacant anchor boxes since COVID-19 began and are in active lease negotiations for multiple other spaces.
In addition, we continue to focus also on maintaining a strong balance sheet with significant liquidity. In March 2021, we issued $175.0 million of Exchangeable Notes with a 0.75% coupon to proactively fund our 2022 debt maturities. In addition, we have closed on the sale of 17 ground leases during the nine months ended September 30, 2021 for gross proceeds of $42.0 million. As of September 30, 2021, we have over $600.0 million of liquidity, limited capital commitments, and manageable debt maturities.
Recent Activities

Acquisition and Plan of Merger with RPAI

On October 22, 2021, we completed the previously announced merger with Retail Properties of America, Inc. ("RPAI"), in accordance with the Agreement and Plan of Merger dated July 18, 2021 (the "Merger Agreement"), by and among the Company, its wholly owned subsidiary KRG Oak, LLC ("Merger Sub") and RPAI, pursuant to which RPAI merged with and into Merger Sub (the "Merger"). The transaction value was approximately $4.7 billion, including approximately $2.8 billion market value of common shares issued in the Merger and the assumption of approximately $1.9 billion of debt. See Note 11 for additional details. The retail portfolio we acquired through the merger with RPAI was comprised of 102 operating properties along with multiple parcels of entitled land for future value creation.

Under the terms of the Merger Agreement, each outstanding share of RPAI's common stock was converted into the right to receive 0.623 common shares of the Company plus cash in lieu of fractional Company shares with an aggregate market value of approximately $2.8 billion.

Operating Activity

During the third quarter of 2021, we executed 82 new and renewal leases totaling 584,820 square feet.  New leases were signed for 38 individual spaces for 239,157 square feet of gross leasable area ("GLA"), while renewal leases were signed on 44 individual spaces for 345,663 square feet of GLA.

For comparable new and renewal leases signed in the third quarter of 2021, which are defined as those for which the space was occupied by a tenant within the last 12 months, we achieved a blended cash rent spread of 13.4% and a blended GAAP rent spread of 20.7%.

Results of Operations

The comparability of results of operations for the three and nine months ended September 30, 2021 and 2020 is affected by our redevelopment activities, acquisition activities and operating property dispositions during these periods.  Therefore, we believe it is useful to review the comparisons of our results of operations for these periods in conjunction with the discussion of our activities during those periods, which is set forth below.

Redevelopment Activities

The following properties were under active redevelopment at various times during the period from January 1, 2020 through September 30, 2021:

Property Name	MSA	Transition to Redevelopment[1]	Transition to Operations	Owned GLA
Hamilton Crossing Centre[2]	Indianapolis, IN	June 2014	Pending	92,283
The Corner[2]	Indianapolis, IN	December 2015	Pending	26,500
Glendale Town Center [2]	Indianapolis, IN	March 2019	Pending	393,002
Courthouse Shadows [3]	Naples, FL	June 2013	Sold	124,802

____________________
1	Transition date represents the date the property was transferred from our operating portfolio into redevelopment status.
2	This property has been identified as a redevelopment property and is not included in the operating portfolio or the same property pool.
3	This property was sold in July 2020.

Development Activities

The following properties were under active development at various times during the period from January 1, 2020 through September 30, 2021:

Property Name	MSA	Start Date	Anticipated Completion Date	Owned GLA
Glendale Town Center Apartments	Indianapolis, IN	Q2 2020	Q2 2022	207,000
Eddy Street Commons - Phase II	South Bend, IN	Q3 2017	Q4 2020	8,500
Eddy Street Commons - Phase III	South Bend, IN	Q3 2020	Q1 2022	18,600
The Landing at Tradition - Phase II	Port St. Lucie, FL	Q2 2022	Q2 2023	39,900

Acquisition Activities

The following properties were acquired at various times during the period from January 1, 2020 through September 30, 2021:

Property Name	MSA	Acquisition Quarter	Owned GLA
Eastgate Crossing	Raleigh, NC	Q4 2020	158,724

Comparison of Operating Results for the Three Months Ended September 30, 2021 to the Three Months Ended September 30, 2020

The following table reflects income statement line items from our consolidated statements of operations for the three months ended September 30, 2021 and 2020.

	Three Months Ended September 30,
($ in thousands)	2021	2020	Net change 2020 to 2021
Revenue:
Rental income	$70,216	$64,293	$5,923
Other property related revenue	1,054	670	384
Fee income	195	104	91
Total revenue	71,465	65,067	6,398
Expenses:
Property operating	10,482	10,330	152
Real estate taxes	8,624	9,362	(738)
General, administrative, and other	8,241	6,482	1,759
Merger and acquisition costs	9,198	—	9,198
Depreciation and amortization	30,193	33,953	(3,760)
Total expenses	66,738	60,127	6,611
Gains on sale of operating properties, net	1,260	3,226	(1,966)
Operating income	5,987	8,166	(2,179)
Interest expense	(12,878)	(12,550)	(328)
Income tax benefit of taxable REIT subsidiary	91	190	(99)
Equity in loss of unconsolidated subsidiaries	(196)	(417)	221
Other expense, net	168	(16)	184
Net loss	(6,828)	(4,627)	(2,201)
Net income attributable to noncontrolling interests	(132)	40	(172)
Net loss attributable to Kite Realty Group Trust	$(6,960)	$(4,587)	$(2,373)

Property operating expense to total revenue ratio	14.7%	15.9%

Rental income (including tenant reimbursements) increased $5.9 million, or 9.2%, due to the following:

Net change 2020 to 2021
Properties or components of properties sold during 2020 or 2021	$(573)
Properties under redevelopment or acquired during 2020 and/or 2021	1,317
Properties fully operational during 2020 and 2021 and other	5,179
Total	$5,923

The net increase of $5.2 million in rental income for properties fully operational during 2020 and 2021 is primarily due to improved collection activity leading to a decrease in bad debt expense, which contributed a positive variance of $5.4 million. These positive variances were partially offset by lower base minimum rent of $0.6 million due to an increase in vacancy driven by the COVID-19 pandemic.

Other property related revenue primarily consists of parking revenues, gains on the sale of land and other miscellaneous activity.  This revenue increased by $0.4 million, due to improved parking revenue during 2021.

The Company generated fee income of $0.2 million and $0.1 million during the three months ended September 30, 2021 and 2020, respectively, from property management and development services provided to unconsolidated joint ventures.

Property operating expenses increased $0.2 million, or 1.5%, due to the following:

Net change 2020 to 2021
Properties under redevelopment or acquired during 2020 and/or 2021	106
Properties fully operational during 2020 and 2021 and other	46
Total	$152

The lack of significant change in property operating expenses for properties fully operational during the third quarter of 2020 and the third quarter of 2021 is primarily due to a continued focus on cost controls over certain operating expense spend. As a percentage of revenue, property operating expenses decreased from 15.9% to 14.7% due to the decrease in bad debt expense driven by improved collection efforts.

Real estate taxes decreased $0.7 million, or 7.9%, due to the following:

Net change 2020 to 2021
Properties under redevelopment or acquired during 2020 and/or 2021	50
Properties fully operational during 2020 and 2021 and other	(788)
Total	$(738)

The net $0.8 million decrease in real estate taxes for properties fully operational during 2020 and 2021 is primarily due to successful real estate tax appeals across the portfolio, most notably for our Texas properties. The majority of real estate tax expense is recoverable from tenants and such recovery is reflected in rental income.

General, administrative and other expenses increased $1.8 million, or 27.1%. The increase is due to certain project-related consulting costs, higher share-based compensation expense, and an increase in certain employee-related costs.

The Company incurred $9.2 million of merger and acquisition costs related to our merger with RPAI. These costs primarily consist of fairness opinion, legal, professional, and data migration costs. We anticipate the total merger related costs to be approximately $105 million.

Depreciation and amortization expense decreased $3.8 million, or 11.1%, due to the following:

Net change 2020 to 2021
Properties under redevelopment or acquired during 2020 and/or 2021	770
Properties fully operational during 2020 and 2021 and other	(4,530)
Total	$(3,760)

The net decrease of $4.5 million in depreciation and amortization at properties fully operational during 2020 and 2021 is primarily due to accelerated depreciation and amortization for certain former tenants that occurred in 2020.
Interest expense increased $0.3 million or 2.6%. The increase is primarily due to interest costs related to the Exchangeable Notes that were issued in March 2021.

Comparison of Operating Results for the Nine Months Ended September 30, 2021 to the Nine Months Ended September 30, 2020

The following table reflects income statement line items from our consolidated statements of operations for the nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,
($ in thousands)	2021	2020	Net change 2020 to 2021
Revenue:
Rental income	$206,097	$191,359	$14,738
Other property related revenue	3,133	6,626	(3,493)
Fee income	1,144	299	845
Total revenue	210,374	198,284	12,090
Expenses:
Property operating	30,978	30,450	528
Real estate taxes	26,574	26,551	23
General, administrative, and other	23,676	19,986	3,690
Merger and acquisition costs	9,958	—	9,958
Depreciation and amortization	90,625	96,830	(6,205)
Total expenses	181,811	173,817	7,994
Gains on sale of operating properties, net	27,517	4,893	22,624
Operating income	56,080	29,360	26,720
Interest expense	(37,386)	(38,115)	729
Income tax benefit of taxable REIT subsidiary	308	496	(188)
Equity in loss of unconsolidated subsidiaries	(758)	(1,256)	498
Other expense, net	189	234	(45)
Net income (loss)	18,433	(9,281)	27,714
Net income attributable to noncontrolling interests	(1,058)	(148)	(910)
Net income (loss) attributable to Kite Realty Group Trust	$17,375	$(9,429)	$26,804

Property operating expense to total revenue ratio	14.7%	15.4%

Rental income (including tenant reimbursements) increased $14.7 million, or 7.7%, due to the following:

Net change 2020 to 2021
Properties or components of properties sold during 2020 or 2021	$(1,338)
Properties under redevelopment or acquired during 2020 and/or 2021	3,438
Properties fully operational during 2020 and 2021 and other	12,638
Total	$14,738

The net increase of $12.6 million in rental income for properties fully operational during 2020 and 2021 is primarily due to improved collection activity leading to a decrease in bad debt expense, which contributed a positive variance of $13.3 million.

Other property related revenue primarily consists of parking revenues, gains on the sale of land and other miscellaneous activity.  This revenue decreased by $3.5 million, primarily due to lower gains on sale of land of $3.8 million over the comparable period slightly offset by improved parking revenue during 2021.

The Company generated fee income of $1.1 million and $0.3 million during the nine months ended September 30, 2021 and 2020, respectively, from property management and development services provided to unconsolidated joint ventures.

Property operating expenses increased $0.5 million, or 1.7%, due to the following:

Net change 2020 to 2021
Properties under redevelopment or acquired during 2020 and/or 2021	501
Properties fully operational during 2020 and 2021 and other	27
Total	$528

The lack of change in property operating expenses for properties fully operational during the first three quarters of 2021 compared to the same period in 2020 is primarily due to a halt to any non-critical spending in the second quarter of 2020 during the early stages of the COVID-19 pandemic. The Company has continued to focus on cost controls over certain operating expense spend, but the activity has returned to a more normalized state. As a percentage of revenue, property operating expenses decreased between periods from 15.4% to 14.7% due to these cost containment efforts and improved operating results.

Real estate taxes increased $23,000, or 0.1%, due to the following:

Net change 2020 to 2021
Properties under redevelopment or acquired during 2020 and/or 2021	359
Properties fully operational during 2020 and 2021 and other	(336)
Total	$23

The net $0.3 million decrease in real estate taxes for properties fully operational during 2020 and 2021 is primarily due to successful real estate tax appeals at certain properties in the portfolio in 2020. The majority of real estate tax expense is recoverable from tenants and such recovery is reflected in rental income.

General, administrative and other expenses increased $3.7 million, or 18.5%. The increase is due to certain project-related consulting costs, higher share-based compensation expense, and an increase in certain employee-related costs.

The Company incurred $10.0 million of merger and acquisition costs related to our merger with RPAI. These costs primarily consist of fairness opinion, legal, professional, and data migration costs. We anticipate the total merger related costs to be approximately $105 million.

Depreciation and amortization expense decreased $6.2 million, or 6.4%, due to the following:

Net change 2020 to 2021
Properties under redevelopment or acquired during 2020 and/or 2021	2,127
Properties fully operational during 2020 and 2021 and other	(8,332)
Total	$(6,205)

The net decrease of $8.3 million in depreciation and amortization at properties fully operational during 2020 and 2021 is primarily due to accelerated depreciation and amortization for certain former tenants that occurred in 2020.
Interest expense decreased $0.7 million or 1.9%. The decrease is primarily due to interest costs incurred in the second quarter of 2020 associated with a precautionary $300 million draw on the Credit Facility that was paid back during the remainder of 2020 partially offset by interest costs associated with the Exchangeable Notes issued in March 2021.

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

    When evaluating the properties that are included in the same property pool, the Company has established specific criteria for determining the inclusion of properties acquired or those recently under development. An acquired property is included in the same property pool when there is a full quarter of operations in both years subsequent to the acquisition date. Development and redevelopment properties are included in the same property pool four full quarters after the properties have been transferred to the operating portfolio. A redevelopment property is first excluded from the same property pool when the execution of a redevelopment plan is likely and the Company a) begins recapturing space from tenants or b) the contemplated plan significantly impacts the operations of the property. For the quarter ended September 30, 2021, the Company excluded three redevelopment properties from the same property pool that met these criteria and were owned in both comparable periods. In addition, the Company excluded one recently acquired property from the same property pool.

The following table reflects Same Property NOI and a reconciliation to net income attributable to common shareholders for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2021	2020	% Change	2021	2020	% Change
Number of properties for the period[1]	83	83

Leased percentage at period end	92.8%	93.3%		92.8%	93.3%
Economic Occupancy percentage[2]	89.3%	92.0%		89.1%	92.5%

Same Property NOI	$49,426	$44,596	10.8%	$143,606	$135,812	5.7%

Reconciliation of Same Property NOI to Most Directly Comparable GAAP Measure:
Net operating income - same properties	$49,426	$44,596		$143,606	$135,812
Net operating income - non-same activity[3]	2,738	675		8,072	5,172
Other income (expense), net	258	(139)		883	(227)
General, administrative and other	(8,241)	(6,482)		(23,676)	(19,986)
Merger and acquisition costs	(9,198)	—		(9,958)	—
Depreciation and amortization expense	(30,193)	(33,953)		(90,625)	(96,830)
Interest expense	(12,878)	(12,550)		(37,386)	(38,115)
Gain on sales of properties	1,260	3,226		27,517	4,893
Net (income) loss attributable to noncontrolling interests	(132)	40		(1,058)	(148)
Net (loss) income attributable to common shareholders	$(6,960)	$(4,587)		$17,375	$(9,429)

____________________
1
Same Property NOI excludes (i) The Corner, Glendale Town Center, and Hamilton Crossing redevelopments, (ii) Eddy Street Commons - Phases II and III, and The Landing at Tradition - Phase II developments, (iii) the recently acquired Eastgate Crossing, and (iv) office properties.

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

Our Same Property NOI increased 10.8% for the three months ended September 30, 2021, compared to the same period of the prior year. This increase was primarily due to improved collection activity resulting in a significant reduction in bad debt expense in 2021 compared to 2020, which was more heavily impacted by the COVID-19 pandemic.

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
    We have taken various steps to enhance our liquidity since the pandemic began, including the issuance of $175 million of Exchangeable Notes in the first quarter of 2021 to proactively fund our 2022 debt maturities. In addition, we have closed on the sale of 17 ground leases during the nine months ended September 30, 2021 for gross proceeds of $42 million. As of September 30, 2021, we have approximately $99.5 million in cash on hand, $4.3 million in restricted cash and escrow deposits, $416.1 million of remaining availability under our revolving credit facility (based on the unencumbered property pool allocated thereto), $125.0 million of short-term deposits, and no debt maturities until 2022. However, because we do not know the ultimate severity and length of the COVID-19 pandemic or the short-term or long-term impact it may have on consumer behavior, and thus cannot predict the impact it will have on our tenants and on the debt and equity capital markets, we cannot estimate the ultimate impact it will have on our liquidity and capital resources.
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

As of September 30, 2021, we had approximately $416.1 million available under our unsecured revolving credit facility for future borrowings based on the unencumbered property pool allocated to the unsecured revolving credit facility.  We also had $224.5 million in cash, cash equivalents, and short-term deposits as of September 30, 2021.

We were in compliance with all applicable financial covenants under our unsecured revolving credit facility, our unsecured term loans and our senior unsecured notes as of September 30, 2021.

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

On February 23, 2021, the Company and the Operating Partnership entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with each of BofA Securities, Inc., Citigroup Global Markets Inc., KeyBanc Capital Markets Inc. and Raymond James & Associates, Inc., pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $150 million of its common shares of beneficial interest, $0.01 par value per share under an at-the-market offering program (the “ATM Program”). As of September 30, 2021, the Company had not sold any common shares under the ATM Program. The Operating Partnership intends to use the net proceeds, if any, to repay borrowings under its unsecured revolving credit facility, to repay other indebtedness and for working capital and other general corporate purposes. The Operating Partnership may also use net proceeds for acquisitions of operating properties and the development or redevelopment of properties, although there are currently no understandings, commitments or agreements to do so.

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

Our Principal Liquidity Needs

Short-Term Liquidity Needs

Near-Term Debt Maturities. As of September 30, 2021, we had $108.1 million of secured debt scheduled to mature prior to September 30, 2022, excluding scheduled monthly principal payments and no debt maturing for the rest of 2021. We believe we have sufficient liquidity to repay this obligation from cash on hand.

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

In August 2021, our Board of Trustees declared a cash distribution of $0.18 per common share and Common Unit for the third quarter of 2021. This distribution was paid on October 8, 2021 to common shareholders and Common Unit holders of record as of October 1, 2021. Future distributions, if any, are at the discretion of the Board of Trustees, which will continue to evaluate our sources and uses of capital, liquidity position, operating fundamentals, maintenance of our REIT qualification and other factors our Board of Trustees may deem relevant.

Other short-term liquidity needs include expenditures for tenant improvements, external leasing commissions and recurring capital expenditures.  During the nine months ended September 30, 2021, we incurred $0.8 million of costs for recurring capital expenditures on operating properties, $5.3 million of costs for tenant improvements and external leasing commissions, and $5.9 million to re-lease anchor space at our operating properties related to tenants open and operating as of September 30, 2021 (excluding development and redevelopment properties). We currently anticipate incurring approximately $18 million to $24 million of additional major tenant improvement costs related to executed leases for currently vacant space at a number of our operating properties over the next twelve months.

As of September 30, 2021, we had five development and redevelopment projects under construction.  Our share of the total estimated costs of these projects is approximately $22.8 million, of which $8.4 million had been incurred as of September 30, 2021.  We anticipate incurring the majority of the remaining $14.4 million of costs over the next 24 months.  We believe we have sufficient financing in place to fund these projects and expect to do so through cash flow from operations.

Share Repurchase Plan

In February 2021, the Company’s Board of Trustees approved a share repurchase program, authorizing share repurchases up to an aggregate of $150 million (the “Share Repurchase Program”). The Share Repurchase Program will end in February 2022 if not terminated earlier. As of September 30, 2021, the Company has not repurchased any shares under its Share Repurchase Program. The Company intends to fund any future repurchases under the Share Purchase Program with cash on hand or availability under its unsecured credit facility subject to any applicable restrictions under the Company’s unsecured credit facility. The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will depend upon prevailing market conditions, regulatory requirements and other factors.

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

Capital Expenditures on Consolidated Properties

The following table summarizes cash capital expenditures for our development and redevelopment properties and other capital expenditures for the nine months ended September 30, 2021:

Nine Months Ended
($ in thousands)	September 30, 2021
Active developments and redevelopment	$13,440
Redevelopment opportunities	10
Recently completed projects and other	12,439
Anchor retenanting	5,933
Recurring operating capital expenditures (primarily tenant improvement payments)	5,113
Total	$36,935

We capitalize certain indirect costs such as interest, payroll, and other general and administrative costs related to these development activities.  If we were to experience a 10% reduction in development and redevelopment activities, without a corresponding decrease in indirect project costs, we would have recorded additional expense of less than $0.1 million for the three months ended September 30, 2021.

Debt Maturities

The following table presents maturities of mortgage debt and corporate debt as of September 30, 2021 presented on a calendar year basis:

($ in thousands)	Scheduled Principal Payments	Term Maturity	Total
2021	$583	$—	$583
2022	1,043	153,500	154,543
2023	806	256,517	257,323
2024	854	—	854
2025	904	330,000	330,904
Thereafter	4,673	550,100	554,773
	$8,863	$1,290,117	$1,298,980
Unamortized net debt premiums and issuance costs, net			(9,986)
Total			$1,288,994

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

In conjunction with the Merger, the holders of $250 million of Senior Unsecured Notes have the ability to put their interests back to the Company at par. Such offer must be made to the holders of the Private Placement Notes within 10 business days following the consummation of the Merger. None of the holders have currently elected this option. If this were to occur, the Company would initially fund the redemption utilizing a draw on its unsecured revolving credit facility.

Impact of Changes in Credit Ratings on Our Liquidity

We have been assigned investment grade corporate credit ratings from two nationally recognized credit rating agencies. These ratings remain unchanged as of September 30, 2021.

Subsequent to September 30, 2021, we were assigned an investment grade credit rating from an additional nationally recognized credit rating agency.

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

Cash Flows

As of September 30, 2021, we had cash, cash equivalents, and restricted cash on hand of $103.8 million. We may be subject to concentrations of credit risk with regard to our cash and cash equivalents.  We place our cash and short-term cash investments with highly rated financial institutions.  While we attempt to limit our exposure at any point in time, occasionally, such cash and investments may temporarily be in excess of FDIC and SIPC insurance limits.

Comparison of the Nine Months Ended September 30, 2021 to the Nine Months Ended September 30, 2020

Cash provided by operating activities was $103.8 million for the nine months ended September 30, 2021 and $85.8 million for the nine months ended September 30, 2020.  The cash flows were positively impacted due to improved collection activity including previously deferred rent from the COVID-19 pandemic.

Cash used in investing activities was $109.1 million for the nine months ended September 30, 2021, and $15.9 million in the same period of 2020.  Highlights of significant cash sources and uses in investing activities are as follows:

•Net proceeds of $47.7 million related to the sale of seventeen ground leases in 2021 and other land parcels, compared to net proceeds over the same period in 2020 of $5.5 million related to the sales of land;

•Increase in capital expenditures of $6.3 million and an increase in construction payables of $4.7 million; and

•An investment in a short-term interest-bearing deposit of $125.0 million utilizing the proceeds from the March 2021 exchangeable senior notes issuance.

Cash provided by financing activities was $62.4 million for the nine months ended September 30, 2021, and $14.7 million in the same period of 2020.  Highlights of significant cash sources and uses in financing activities during the first nine months of 2021 and 2020 are as follows:

•In 2021, we issued $175.0 million of exchangeable senior notes in a private placement offering to proactively fund our 2022 debt maturities. In connection with this issuance we incurred transaction costs of $6.0 million and purchased capped calls for $9.8 million;

•In March 2020, we borrowed $300.0 million, net, on the Credit Facility as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of the uncertainty in the global markets resulting from the COVID-19 pandemic. Through September 30, 2020, we had repaid $250.0 million of these borrowings;

•In 2021, we paid down debt by $52.1 million, utilizing a portion of the proceeds from the sale of seventeen ground leases in 2021 and proceeds from the exchangeable senior notes issuance; and

•We made distributions to common shareholders and Common Unit holders of $44.2 million for the nine months ended September 30, 2021 compared to distributions of $32.6 million for the nine months ended September 30, 2020.

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

    Considering the nature of our business as a real estate owner and operator, the Company believes that FFO is helpful to investors in measuring our operational performance because it excludes various items included in net income that do not relate to or are not indicative of our operating performance, such as gains or losses from sales of depreciated property and depreciation and amortization, which can make periodic and peer analyses of operating performance more difficult. FFO excludes the gain on the sale of the ground lease portfolios as these sales were part of our capital strategy distinct from our ongoing operating strategy of selling individual land parcels, from time to time. FFO (a) should not be considered as an alternative to net income (calculated in accordance with GAAP) for the purpose of measuring our financial performance, (b) is not an alternative to cash flow from operating activities (calculated in accordance with GAAP) as a measure of our liquidity, and (c) is not indicative of funds available to satisfy our cash needs, including our ability to make distributions. Our computation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do.

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
Our calculations of FFO1 and reconciliation to consolidated net income and FFO, as adjusted, for the three and nine months ended September 30, 2021 and 2020 (unaudited) are as follows:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Consolidated net (loss) income	$(6,828)	$(4,627)	$18,433	$(9,281)
Less: net income attributable to noncontrolling interests in properties	(132)	(132)	(396)	(396)
Less: Gain on sales of properties	(1,260)	(3,226)	(27,517)	(4,893)
Add: depreciation and amortization of consolidated and unconsolidated entities, net of noncontrolling interests	30,537	34,295	91,650	97,827
FFO of the Operating Partnership[1]	22,317	26,310	82,170	83,257
Less: Limited Partners' interests in FFO	(543)	(657)	(2,301)	(2,165)
FFO attributable to Kite Realty Group Trust common shareholders[1]	$21,774	$25,653	$79,869	$81,092

FFO of the Operating Partnership[1]	$22,317	$26,310	$82,170	$83,257
Add: merger and acquisition costs	9,198	—	9,958	—
Less: 2020 Collection Impact	(2,063)	—	(3,329)	—
FFO, as adjusted, of the Operating Partnership	$29,452	$26,310	$88,799	$83,257

____________________
1	“FFO of the Operating Partnership" measures 100% of the operating performance of the Operating Partnership’s real estate properties. “FFO attributable to Kite Realty Group Trust common shareholders” reflects a reduction for the redeemable noncontrolling weighted average diluted interest in the Operating Partnership.

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

($ in thousands)	Three Months Ended September 30, 2021
Consolidated net loss	$(6,828)
Adjustments to net income:
Depreciation and amortization	30,193
Interest expense	12,878
Income tax benefit of taxable REIT subsidiary	(91)
Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)	36,152
Adjustments to EBITDA:
Unconsolidated EBITDA	403
Merger and acquisition costs	9,198
Gain on sales of operating properties	(1,260)
Other income and expense, net	28
Noncontrolling interest	(132)
Adjusted EBITDA	44,389

Annualized Adjusted EBITDA[1]	$177,556

Company Share of Net Debt:
Mortgage and other indebtedness	1,288,994
Plus: Company share of unconsolidated joint venture debt	23,810
Plus: Debt premium and debt issuance costs	9,986
Less: Partner share of consolidated joint venture debt [2]	(584)
Less: Cash, cash equivalents, restricted cash, and short-term deposits	(230,921)
Company Share of Net Debt	1,091,285
Net Debt to Adjusted EBITDA	6.1x

____________________
1	Represents Adjusted EBITDA for the three months ended September 30, 2021 (as shown in the table above) multiplied by four.
2	Partner share of consolidated joint venture debt is calculated based upon the partner's pro-rata ownership of the joint venture, multiplied by the related secured debt balance.

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

As of September 30, 2021, we had outstanding letters of credit totaling $1.2 million, against which no amounts were advanced.

Contractual Obligations

Except with respect to our debt maturities as discussed on page 40, there have been no significant changes to our contractual obligations disclosed in the Annual Report on Form 10-K for the year ended December 31, 2020.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Related to Fixed and Variable Rate Debt

We had $1.3 billion of outstanding consolidated indebtedness as of September 30, 2021 (exclusive of net premiums and issuance costs, net of $10.0 million on acquired indebtedness). As of this date, we were party to various consolidated interest rate hedge agreements totaling $95.0 million, with expiration dates through 2025.  Reflecting these hedge agreements, our fixed and variable rate debt was $1.1 billion (86%) and $0.2 billion (14%), respectively, of our total consolidated indebtedness at September 30, 2021.

As of September 30, 2021, we had $108.1 million of fixed rate debt maturing within the next twelve months.  A 100 basis point change in market interest rates would not materially impact the annual cash flows associated with this debt as the Company expects to retire these loans utilizing cash on hand.  A 100 basis point change in interest rates on our unhedged variable rate debt as of September 30, 2021 would change our annual cash flow by $1.8 million.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Parent Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

We are not subject to any litigation that management considers material nor, to management’s knowledge, is any litigation that management considers material currently threatened against us. We are parties to routine litigation, claims, and administrative proceedings arising in the ordinary course of business.  Management believes that such matters will not have a material adverse impact on our consolidated financial condition, results of operations or cash flows taken as a whole.

As previously disclosed in our joint proxy statement/prospectus, beginning on August 27, 2021, two purported RPAI stockholders filed substantially similar complaints against RPAI and the members of the RPAI board of directors (the “RPAI Board”) in the United States District Court for the Southern District of New York. One of these complaints also names Kite Realty and Merger Sub as defendants. The complaints are captioned as follows: Wang v. Retail Properties of America, Inc. et al., No. 1:21-cv-07237 (S.D.N.Y. filed August 27, 2021); and Hopkins v. Retail Properties of America, Inc. et al., No. 1:21-cv-07324 (S.D.N.Y. filed August 31, 2021). The complaints variously assert, among other things, claims under Section 14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 14a-9 promulgated thereunder against RPAI and the members of the RPAI Board and claims under Section 20(a) of the Exchange Act against the members of the RPAI Board (and, in one case, Kite Realty and Merger Sub) for allegedly causing a materially incomplete and misleading registration statement on Form S-4 to be filed on August 23, 2021 with the SEC. Four additional lawsuits were filed against RPAI and the members of the RPAI Board between September 14, 2021 and October 8, 2021 under the captions Callebs v. Retail Properties of America, Inc. et al., No. 1:21-cv-07593 (S.D.N.Y. filed September 10, 2021); Sheridan v. Retail Properties of America, Inc., et al., No. 1:21-cv-04066-SCJ (N.D.Ga. filed October 1, 2021); Whitfield v. Retail Properties of America, Inc. et al., No. 2:21-cv-04390 (E.D.Pa. filed October 6, 2021); and Reinhardt v. Retail Properties of America, Inc. et al., No. 1:21-cv-04187 (N.D. Ga. filed October 8, 2021) , which are substantially similar to the other two complaints. Also, on September 15, 2021, a purported Kite Realty shareholder filed a complaint against Kite Realty and the members of the Kite Realty board of trustees in the United States District Court for the Eastern District of New York, captioned as follows: Gentry v. Kite Realty Group Trust et al., No. 1:21-cv-05142 (E.D.N.Y. filed September 15, 2021). The complaint asserts substantially similar claims under Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 as the other complaints against RPAI and the RPAI Board.

Kite Realty believes that the disclosures set forth in the joint proxy statement/prospectus comply fully with all applicable laws, and denies the allegations in the pending actions described above and believes they are without merit. Plaintiffs sought, among other things, to enjoin or rescind the merger, an award of damages in the event the merger is consummated, and an award of costs and attorneys’ fees. We believe that these claims are without merit and intend to vigorously defend against them.

Item 1A.	Risk Factors

    Other than as noted below, there have been no material changes from the risk factors previously disclosed in response to "Part I - Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 22, 2021.

Risks Related to the Company Following the Merger

We may incur substantial expenses related to the integration of us and RPAI.

We may incur substantial expenses in connection with integrating the business, operations, networks, systems, technologies, policies and procedures of the two companies. In addition, RPAI’s systems will need to be integrated into our systems, including accounting and finance, leasing and asset management. Although we have assumed that a certain level of transaction and integration expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of the integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result, the integration expenses associated with the Merger could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realizations of economies of scale and cost savings related to the integration of the businesses following the completion of the Merger.

We may be unable to integrate our business with RPAI’s business successfully or realize the anticipated synergies and related benefits of the Merger or do so within the anticipated timeframe.

The Merger effected the combination of two companies that previously operated as independent public companies. We will be required to devote significant management attention and resources to integrating the business practices and operations of us and RPAI. Potential difficulties we may encounter in the integration process include the following:

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

•the failure to retain key employees, including potential departures of employees of the combined company after the Merger;

•complexities associated with applying our standards, controls, procedures and policies over a significantly larger base of assets;

•potential unknown liabilities and unforeseen increased expenses or regulatory conditions associated with the Merger; and

•performance shortfalls as a result of the diversion of management’s attention caused by integrating the companies’ operations.

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

Shareholder litigation could negatively affect our business and operations.

Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into merger agreements. As of the date of this Quarterly Report on Form 10-Q, seven putative stockholder class action lawsuits have been filed by purported Kite or RPAI shareholders challenging the disclosures made in our joint proxy statement/prospectus filed in connection with the Merger. The complaints each allege that the joint proxy statement/prospectus was a materially incomplete and misleading registration statement on Form S-4 filed in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. The Company believes that the disclosures set forth in the joint proxy statement/prospectus comply fully with all applicable laws, and denies the allegations in the pending actions and believes they were without merit. Additional lawsuits arising out of the Merger may be filed in the future We cannot assure you as to the outcome of any lawsuit that has been or may be filed, including the amount of costs associated with defending claims or any other liabilities that may be incurred in connection with such litigation. Whether or not any plaintiff’s claim is successful, this type of litigation may result in significant costs and divert management’s attention and resources, which could adversely affect the operation of our business.

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

Our results of operations, as well as the market price of our common shares after the Merger, may be affected by factors different from those that previously affected our or RPAI’s results of operations and the market prices of our common shares or RPAI common stock. These factors include:

•a greater number of our common shares outstanding as compared to the number of currently outstanding shares of our common shares or RPAI common stock;

•different shareholders in us after the Merger; and

•our owning different assets and maintaining different capitalizations.

Accordingly, the historical market prices and financial results of us and RPAI may not be indicative of these matters for us now that the Merger has been completed.

The market price of our common shares after the Merger may be volatile or decline as a result of the Merger.

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

In addition, following consummation of the Merger, our shareholders and RPAI stockholders own interests in a combined company, which operates an expanded business with a different mix of properties, risks and liabilities. Our shareholders may not wish to continue to invest in us, or for other reasons may wish to dispose of some or all of their shares of our common shares. If significant amounts of our common shares are sold, the price of our common shares could decline.

We have a significant amount of indebtedness following the Merger and may need to incur more in the future.

We had outstanding indebtedness of approximately $3.1 billion as of November 5, 2021. The incurrence of new indebtedness could have adverse consequences on our business following the Merger, such as:

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

The parties intend that the Merger will be treated as a reorganization within the meaning of Section 368(a) of the Code, and it was a condition to the Merger that we and RPAI received opinions from each party’s respective counsel to the effect that, for U.S. federal income tax purposes, the Merger constitutes a reorganization within the meaning of Section 368(a) of the Code. These tax opinions represent the legal judgment of counsel rendering the opinion and are not binding on the internal revenue service or the courts. If the Merger were to fail to qualify as a reorganization, U.S. holders of shares of RPAI common stock generally would recognize gain or loss, as applicable, equal to the difference between (i) the sum of the fair market value of the Company's common shares and cash in lieu of fractional common shares of the Company received by such holder in the Merger; and (ii) such holder's adjusted tax basis in its RPAI stock.

We may incur adverse tax consequences if we have failed or fail, or if RPAI has failed, to qualify as a REIT for U.S. federal income tax purposes.

We believe we have operated and believe RPAI has operated in a manner that has allowed each company to qualify and we intend to operate in a manner that we believe allows us to continue to qualify as a REIT for U.S. federal income tax purposes under the Code. Qualification as a REIT involves the application of highly technical and complex provisions of the Code for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury Regulations that have been promulgated under the Code is greater in the case of a REIT that holds its assets through a partnership (such as we do). The determination of various factual matters and circumstances not entirely within the control of the Company may affect our ability to qualify as a REIT. In order to qualify as a REIT, each of the Company and RPAI must satisfy a number of requirements, including requirements regarding the ownership of its stock and the composition of its gross income and assets. Also, a REIT must make distributions to stockholders aggregating annually at least 90% of its net taxable income, excluding any net capital gains.

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

•assuming that we otherwise maintained our REIT qualification, we would be subject to tax on the built-in gain on each asset of RPAI existing at the time of the Merger if we were to dispose of the RPAI asset for up to five years following the Merger; and

•assuming that we otherwise maintained its REIT qualification, we would succeed to any earnings and profits accumulated by RPAI for taxable periods that it did not qualify as a REIT, and we would have to pay a special dividend and/or employ applicable deficiency dividend procedures (including interest payments to the IRS) to eliminate such earnings and profits.
In addition, if there is an adjustment to RPAI’s taxable income or dividends paid deductions, we could elect to use the deficiency dividend procedure in order to maintain RPAI's REIT status. That deficiency dividend procedure could require us to make significant distributions to its shareholders and to pay significant interest to the IRS.

As a result of these factors, our failure (before or after the Merger), or RPAI's failure (before the Merger), to qualify as a REIT could impair our ability to expand our business and raise capital, and would materially adversely affect the value of our common shares.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

 Not Applicable

Item 6.	Exhibits

Exhibit No.	Description	Location
2.1	Agreement and Plan of Merger, dated as of July 18, 2021, by and among Kite Realty Group Trust, KRG Oak, LLC, and Retail Properties of America, Inc.	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 19, 2021

3.1	Articles of Amendment and Restatement of Declaration of Trust of the Company, as supplemented and amended	Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

3.2	Articles of Amendment to the Articles of Amendment and Restatement of Declaration of Trust of the Company, as supplemented and amended	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 28, 2015

3.3	Articles of Amendment to the Articles of Amendment and Restatement of Declaration of Trust of the Company, as supplemented and amended.	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 20, 2020

3.4	Articles Supplementary Reclassifying Preferred Shares of Kite Realty Group Trust, dated August 20, 2021	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 23, 2021

3.5	Amendment and Declaration of Trust for Kite Realty Group Trust, as supplemented and amended	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

3.6	Second Amended and Restated Bylaws of the Company, as amended	Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

3.7	First Amendment to the Second Amended and Restated Bylaws of the Company, as amended	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 28, 2015

3.8	Second Amendment to the Second Amended and Restated Bylaws of the Company, as amended	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 20, 2020

3.9	Third Amendment to the Second Amended and Restated Bylaws of Kite Realty Group Trust, as amended	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 19, 2021

4.1	Form of Common Share Certificate	Incorporated by reference to Exhibit 4.1 to Kite Realty Group Trust's registration statement on Form S-11 (File No. 333-114224) declared effective by the SEC on August 10, 2004

4.2	Indenture, dated September 26, 2016, between Kite Realty Group, L.P., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 27, 2016

4.3	First Supplemental Indenture, dated September 26, 2016, among Kite Realty Group, L.P., Kite Realty Group Trust, as possible future guarantor, and U.S. Bank National Association	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 27, 2016

4.4	Form of Global Note representing the Notes	Incorporated by reference to Exhibits 4.2 and 4.3 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 27, 2016

4.5	Indenture, dated as of March 22, 2021, among Kite Realty Group, L.P., as issuer, Kite Realty Group Trust, as REIT, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 22, 2021

4.6	Form of Global Note representing the 0.75% Exchangeable Senior Notes due 2027 (included in Exhibit 4.5)	Incorporated by reference to Exhibit 4.1 and 4.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 22, 2021

4.7	Fourth Supplemental Indenture, dated as of October 22, 2021, between Kite Realty Group, L.P., as successor company, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.1
First Amendment to Sixth Amended and Restated Credit Agreement, dated as of October 22, 2021, by and among Kite Realty Group, L.P., KeyBank National Association, as administrative agent, and the lenders party thereto

Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.2	Springing Guaranty, dated as of October 22, 2021, by Kite Realty Group Trust	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.3	Third Amendment to Term Loan Agreement, dated as of October 22, 2021, by and among Kite Realty Group, L.P., KeyBank National Association, as administrative agent, and the lenders party thereto	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.4	Springing Guaranty, dated as of October 22, 2021, by Kite Realty Group Trust	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.5
Fourth Amendment to Term Loan Agreement, dated as of October 22, 2021, by and among Kite Realty Group, L.P., Kite Realty Group Trust, Capital One, National Association, as administrative agent, and the lenders party thereto
Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.6	Springing Guaranty, dated as of October 22, 2021, by Kite Realty Group Trust	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.7
Note Purchase Agreement dated as of May 16, 2014 among the Retail Properties of America, Inc. as issuer and certain institutions as purchasers (incorporated herein by reference to Exhibit 10.1 to Retail Properties of America, Inc.’s Current Report on Form 8-K filed on May 22, 2014)
Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.8	Assumption Agreement with respect to the 2014 Note Purchase Agreement, dated as of October 22, 2021, by Kite Realty Group, L.P.	Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.9	Springing Guaranty with respect to the 2014 Note Purchase Agreement, dated as of October 22, 2021, by Kite Realty Group Trust	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.10
Note Purchase Agreement dated as of September 30, 2016, among Retail Properties of America, Inc. as issuer and certain institutions as purchasers (incorporated herein by reference to Exhibit 10.1 to Retail Properties of America, Inc.’s Current Report on Form 8-K filed on October 5, 2016)
Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.11	Assumption Agreement with respect to the 2016 Note Purchase Agreement, dated as of October 22, 2021, by Kite Realty Group, L.P.	Incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.12	Springing Guaranty with respect to the 2016 Note Purchase Agreement, dated as of October 22, 2021, by Kite Realty Group Trust	Incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.13
Note Purchase Agreement dated as of April 5, 2019 among Retail Properties of America, Inc. as issuer and certain institutions as purchasers (incorporated herein by reference to Exhibit 10.1 to Retail Properties of America, Inc.’s Current Report on Form 8-K filed on April 9, 2019)
Incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.14	Assumption Agreement with respect to the 2019 Note Purchase Agreement, dated as of October 22, 2021, by Kite Realty Group, L.P.	Incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.15	Springing Guaranty with respect to the 2019 Note Purchase Agreement, dated as of October 22, 2021, by Kite Realty Group Trust	Incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.16	Indemnification Agreement, dated as of October 22, 2021, by and among Kite Realty Group Trust, Kite Realty Group, L.P. and Bonnie S. Biumi	Incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.17	Indemnification Agreement, dated as of October 22, 2021, by and among Kite Realty Group Trust, Kite Realty Group, L.P. and Gerald M. Gorski	Incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.18	Indemnification Agreement, dated as of October 22, 2021, by and among Kite Realty Group Trust, Kite Realty Group, L.P. and Steven P. Grimes	Incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.19	Indemnification Agreement, dated as of October 22, 2021, by and among Kite Realty Group Trust, Kite Realty Group, L.P. and Peter L. Lynch	Incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

31.1	Certification of principal executive officer of the Parent Company required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of principal financial officer of the Parent Company required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

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

KITE REALTY GROUP TRUST

November 5, 2021	By:	/s/ John A. Kite
(Date)		John A. Kite
Chairman and Chief Executive Officer
(Principal Executive Officer)

November 5, 2021	By:	/s/ Heath R. Fear
(Date)		Heath R. Fear
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

KITE REALTY GROUP, L.P.

By: Kite Realty Group Trust, its sole general partner

November 5, 2021	By:	/s/ John A. Kite
(Date)		John A. Kite
Chairman and Chief Executive Officer
(Principal Executive Officer)

November 5, 2021	By:	/s/ Heath R. Fear
(Date)		Heath R. Fear
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)