Form 10-K
period 2021-12-31
KITE REALTY GROUP TRUST; Kite Realty Group, L.P.
filed 2022-02-28
CIK 1286043, 1636315

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the fiscal year ended	December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to___________

	Commission File Number:	001-33268	Kite Realty Group Trust
	Commission File Number:	333-202666-01	Kite Realty Group, L.P.
KITE REALTY GROUP TRUST
KITE REALTY GROUP, L.P.
(Exact name of registrant as specified in its charter)

Maryland		Kite Realty Group Trust		11-3715772
Delaware		Kite Realty Group, L.P.		20-1453863
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)

30 S. Meridian Street	Suite 1100	Indianapolis	Indiana	46204
(Address of principal executive offices)				(Zip code)

Telephone	317	577-5600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value per common share	KRG	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.

Kite Realty Group Trust	Yes	☒	No	☐	Kite Realty Group, L.P.	Yes	☒	No	☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Kite Realty Group Trust	Yes	☐	No	☒	Kite Realty Group, L.P.	Yes	☐	No	☒
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐

Kite Realty Group Trust	Yes	☐	No	☒	Kite Realty Group, L.P.	Yes	☐	No	☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second quarter was $1.8 billion based upon the closing price on the New York Stock Exchange on such date.
The number of Common Shares outstanding as of February 24, 2022 was 218,945,844 ($.01 par value).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement relating to the Registrant’s Annual Meeting of Shareholders, scheduled to be held on May 11, 2022, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III, Items 10–14 of this Annual Report on Form 10-K as indicated herein.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the year ended December 31, 2021 of Kite Realty Group Trust, Kite Realty Group, L.P. and its subsidiaries. Unless stated otherwise or the context otherwise requires, references to “Kite Realty Group Trust” or the “Parent Company” mean Kite Realty Group Trust, and references to the “Operating Partnership” mean Kite Realty Group, L.P. and its consolidated subsidiaries. The terms “Company,” “we,” “us,” and “our” refer to the Parent Company and the Operating Partnership collectively, and those entities owned or controlled by the Parent Company and/or the Operating Partnership.
The Operating Partnership is engaged in the ownership, operation, acquisition, development and redevelopment of high-quality, open-air shopping centers and mixed-use assets in select markets in the United States, and the Parent Company conducts substantially all of its activities through the Operating Partnership and its wholly owned subsidiaries. The Parent Company is the sole general partner of the Operating Partnership and as of December 31, 2021 owned approximately 98.9% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 1.1% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) are owned by the limited partners.
We believe combining the annual reports on Form 10-K of the Parent Company and the Operating Partnership into this single report benefits investors by:
•enhancing investors’ understanding of the Parent Company and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;
•eliminating duplicative disclosure and providing a more streamlined and readable presentation of information as a substantial portion of the Company’s disclosure applies to both the Parent Company and the Operating Partnership; and
•creating time and cost efficiencies through the preparation of one combined report instead of two separate reports.
We believe it is important to understand the few differences between the Parent Company and the Operating Partnership in the context of how we operate as an interrelated consolidated company. The Parent Company has no material assets or liabilities other than its investment in the Operating Partnership. The Parent Company issues public equity from time to time but does not have any indebtedness as all debt is incurred by the Operating Partnership. In addition, the Parent Company currently does not nor does it intend to guarantee any debt of the Operating Partnership. The Operating Partnership has numerous wholly owned subsidiaries, and it also owns interests in certain joint ventures. These subsidiaries and joint ventures own and operate retail shopping centers and other real estate assets. The Operating Partnership is structured as a partnership with no publicly traded equity. Except for net proceeds from equity issuances by the Parent Company, which are contributed to the Operating Partnership in exchange for General Partner Units, the Operating Partnership generates the capital required by the business through its operations, its incurrence of indebtedness and the issuance of Limited Partner Units to third parties.
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
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2021

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
Currently, one of the most significant factors that could cause actual outcomes to differ significantly from our forward-looking statements is the adverse effect of the current pandemic of the novel coronavirus (“COVID-19”), including possible resurgences, variants and mutations, on the financial condition, results of operations, cash flows and performance of the Company and its tenants, the real estate market and the global economy and financial markets. The COVID-19 pandemic has impacted us and our tenants significantly, and the extent to which it will continue to impact us and our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, treatment developments, public adoption rates of COVID-19 vaccines, including booster shots, and their effectiveness against variants of COVID-19, such as Delta and Omicron, the direct and indirect economic effects of the pandemic and containment measures, and potential sustained changes in consumer behavior, among others. Moreover, investors are cautioned to interpret many of the risks identified in this Annual Report on Form 10-K as being heightened as a result of the ongoing and numerous adverse effects of COVID-19.
Additional risks, uncertainties and other factors that might cause such differences, some of which could be material, include but are not limited to:
•risks associated with the Company’s Merger (defined below) with Retail Properties of America, Inc. (“RPAI”), including the integration of the businesses of the combined company, the ability to achieve expected synergies or cost savings and potential disruptions to the Company’s plans and operations;
•national and local economic, business, real estate and other market conditions, particularly in connection with low or negative growth in the U.S. economy as well as economic uncertainty (including the potential effects of inflation);
•financing risks, including the availability of, and costs associated with, sources of liquidity;
•our ability to refinance, or extend the maturity dates of, our indebtedness;
•the level and volatility of interest rates;
•the financial stability of tenants;
•the competitive environment in which we operate, including potential oversupplies of and reduction in demand for rental space;
•acquisition, disposition, development and joint venture risks;
•property ownership and management risks, including the relative illiquidity of real estate investments and expenses, vacancies or the inability to rent space on favorable terms or at all;
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
•business continuity disruptions and a deterioration in our tenant’s ability to operate in affected areas or delays in the supply of products or services to us or our tenants from vendors that are needed to operate efficiently, causing costs to rise sharply and inventory to fall;
•risks related to our current geographical concentration of properties in Texas, Florida, New York, Maryland, and North Carolina;

•civil unrest, acts of terrorism or war, acts of God, climate change, epidemics, pandemics (including COVID-19), natural disasters and severe weather conditions, including such events that may result in underinsured or uninsured losses or other increased costs and expenses;
•changes in laws and government regulations including governmental orders affecting the use of our properties or the ability of our tenants to operate, and the costs of complying with such changed laws and government regulations;
•possible short-term or long-term changes in consumer behavior due to COVID-19 and the fear of future pandemics;
•our ability to satisfy environmental, social or governance standards set by various constituencies;
•insurance costs and coverage;
•risks associated with cybersecurity attacks and the loss of confidential information and other business disruptions;
•other factors affecting the real estate industry generally; and
•other risks identified in this Annual Report on Form 10-K and in other reports we file from time to time with the Securities and Exchange Commission (the “SEC”) or in other documents that we publicly disseminate.
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
Overview
Kite Realty Group Trust is a publicly held real estate investment trust which, through its majority-owned subsidiary, Kite Realty Group, L.P., owns interests in various operating subsidiaries and joint ventures engaged in the ownership, operation, acquisition, development and redevelopment of high-quality, open-air shopping centers and mixed-use assets in select markets in the United States. We derive revenues primarily from activities associated with the collection of contractual rents and reimbursement payments from tenants at our properties. Therefore, our operating results depend materially on, among other things, the ability of our tenants to make required lease payments, the health and resilience of the U.S. retail sector, interest rate volatility, job growth and real estate market and overall economic conditions.
As of December 31, 2021, we owned interests in 180 operating retail properties totaling approximately 29.0 million square feet and one office property with 0.3 million square feet. Of the 180 operating retail properties, 11 contain an office component. We also owned eight development projects under construction as of this date. Our retail operating portfolio was 93.4% leased to a diversified retail tenant base, with no single retail tenant accounting for more than 2.5% of our total annualized base rent (“ABR”). In the aggregate, our largest 25 tenants accounted for 29.6% of our ABR. See Item 2, “Properties” for a list of our top 25 tenants by ABR.
On October 22, 2021, we completed a Merger (defined below) with RPAI in which RPAI merged with and into our wholly owned subsidiary in a stock-for-stock exchange with a transaction value of approximately $4.7 billion, including the assumption of approximately $1.8 billion of debt. See Note 3 to the accompanying consolidated financial statements for additional details.
Significant 2021 Activities
Merger with RPAI
On October 22, 2021, we completed the merger with RPAI in accordance with the Agreement and Plan of Merger dated July 18, 2021 (the “Merger Agreement”), by and among the Company, its wholly owned subsidiary KRG Oak, LLC (“Merger Sub”) and RPAI, pursuant to which RPAI merged with and into Merger Sub (the “Merger”). Immediately following the closing of the Merger, Merger Sub merged with and into the Operating Partnership so that all of the assets and liabilities of the Company continue to be held at or below the Operating Partnership level. The transaction value was approximately $4.7 billion, including the assumption of approximately $1.8 billion of debt. See Note 3 to the accompanying consolidated financial statements for additional details. We acquired 100 operating retail properties and five active development projects through the Merger along with multiple parcels of entitled land for future value creation.
Pursuant to the terms of the Merger Agreement, each outstanding share of RPAI common stock converted into the right to receive 0.623 common shares of the Company plus cash in lieu of fractional Company shares. The aggregate value of the Merger consideration paid or payable to former holders of RPAI common stock was approximately $2.8 billion, excluding the value of RPAI restricted stock units that vested at closing and certain restricted share awards assumed by the Company at closing. In connection with the Merger, the Operating Partnership issued an equivalent amount of General Partner Units to the Parent Company.
The Merger provided numerous positive benefits to the Company, including:
•Enhancing the portfolio quality by bolstering our presence in existing strategic markets across the Sunbelt along with providing entry into other strategic markets such as Washington, D.C. and Seattle;
•Providing multiple value creation opportunities including lease-up and completion of development and redevelopment projects;
•Improving the strength of our balance sheet by reducing leverage and increasing liquidity to over $1.0 billion; and

•Further strengthening leasing relationships to provide more optionality to tenants due to the expanded size of the portfolio.
Operating Activities
•The Company realized a net loss attributable to common shareholders of $80.8 million for the year ended December 31, 2021;
•The Company generated Funds From Operations, as defined by NAREIT, of $88.4 million and Funds From Operations, as adjusted for merger and acquisition costs, of $171.2 million;
•Same Property Net Operating Income (“Same Property NOI”), which excludes the properties acquired in the Merger with RPAI, grew by 6.1% in 2021 compared to 2020 primarily due to improved collection activity resulting in a significant reduction in bad debt expense in 2021 compared to 2020, which was more heavily impacted by the COVID-19 pandemic;
•In 2021, we executed new and renewal leases on 363 individual spaces for approximately 2.6 million square feet of retail space, achieving a blended cash leasing spread of 10.7% for comparable leases. Total executed leases includes leasing activity for the legacy RPAI portfolio from October 22, 2021 through December 31, 2021; and
•Our operating portfolio ABR per square foot as of December 31, 2021 was $19.36, an increase of $0.94 (or 5.1%) from the end of the prior year.
Financing and Capital Activities
•In connection with the Merger, we assumed an $850.0 million unsecured revolving credit facility (the “Revolving Facility”), of which $55.0 million was drawn as of December 31, 2021;
•We ended the year with approximately $1.0 billion of combined cash, short-term deposits and borrowing capacity on our Revolving Facility;
•In addition, we assumed (i) a $200.0 million unsecured term loan due 2023, (ii) a $120.0 million unsecured term loan due 2024, (iii) a $150.0 million unsecured term loan due 2026, (iv) private placement notes totaling $450.0 million maturing at various dates from June 2024 through June 2029, (v) $350.0 million of public notes due 2025, (vi) $400.0 million of public notes due 2030; and (vii) $90.1 million of mortgages payable. Subsequent to the Merger, the Company’s existing revolving credit facility was terminated;
•We issued $175.0 million aggregate principal amount of 0.75% exchangeable senior notes maturing in April 2027 (the “Exchangeable Notes”) to proactively fund 2022 debt maturities;
•We substantially completed the construction of Eddy Street Commons – Phase II and Glendale Town Center; and
•We declared quarterly cash dividends totaling $0.68 per share during 2021.
We have $153.5 million of debt principal scheduled to mature through December 31, 2022, a debt service coverage ratio of 3.9x and approximately $93.2 million in cash on hand as of December 31, 2021. We previously received investment grade corporate credit ratings from two nationally recognized credit rating agencies and these ratings were unchanged during 2021. We were assigned an investment grade corporate credit rating from a third nationally recognized rating agency in October 2021.
Impacts on Business from COVID-19
The COVID-19 pandemic, and the public health measures that have been undertaken in response, have had a significant adverse impact on many of our tenants and on our business. The effects of COVID-19, including related government restrictions, mandatory quarantines, “shelter in place” orders, border closures, “social distancing” practices, masking requirements and other travel and gathering restrictions and practices, have caused many of our tenants to close stores, reduce hours or significantly limit service, each of which may continue to create headwinds for our tenants. Since we cannot estimate when the containment measures will roll back, end, or be reinstated, we cannot estimate the ultimate operational and financial impact of COVID-19 on our business.
In 2020, the effects of COVID-19 triggered a global and domestic economic recession and many of our tenants faced financial distress. As the domestic economy continued to recover in 2021, retailers continued to improve their operations to account for the pandemic, including using open-air centers as convenient shopping destinations and last-mile fulfillment through the use of in-store pickup, curbside pickup, and shipping from stores. Historically, economic indicators such as GDP growth, consumer confidence and employment have been correlated with demand for certain of our tenants’ products and services. If an economic recession returns, it could increase the number of our tenants that are unable to meet their lease obligations to us and could limit the demand for our space from new tenants.
We expect the significance of the COVID-19 pandemic, including the extent of its effects on our business, financial performance and condition, operating results and cash flows and the economic slowdown, to be dictated by, among other things, the duration of the COVID-19 pandemic, including possible resurgences and mutations, the success of efforts to contain it, the efficacy of vaccines, including against variants of COVID-19, public adoption rates of vaccines and the impact of other actions taken in response to the pandemic. These uncertainties make it difficult to predict operating results for our business; therefore, there can be no assurances that we will not experience further declines in revenues, net income, FFO or other operating metrics, which could be material.
Business Objectives and Strategies
Our primary business objectives are to increase the cash flow and value of our properties, achieve sustainable long-term growth and maximize shareholder value primarily through the ownership, operation, acquisition, development and redevelopment of high-quality, open-air shopping centers and mixed-used assets. We invest in properties with well-located real estate and strong demographics, and we use our leasing and management strategies to improve the long-term value and economic returns of our properties. We believe that certain of our properties represent attractive opportunities for profitable redevelopment, renovation, densification, and expansion.
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
•Financing and Capital Preservation Strategy: Maintaining a strong balance sheet with flexibility to fund our operating and investment activities. Funding sources include the public equity and debt markets, an existing Revolving Facility with $793.5 million of borrowing capacity as of December 31, 2021, secured debt, internally generated funds, proceeds from selling land and properties that no longer fit our strategy, and potential strategic joint ventures; and
•Growth Strategy: Prudently using available cash flow, targeted asset recycling, equity, and debt capital to selectively acquire additional retail properties and redevelop or renovate our existing properties where we believe that investment returns would meet or exceed internal benchmarks.
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
•maintaining strong tenant and retailer relationships to avoid rent interruptions and reduce marketing, leasing and tenant improvement costs that result from re-leasing space to new tenants; and
•taking advantage of under-utilized land or existing square footage, reconfiguring properties for more profitable use, and adding ancillary income sources to existing facilities.
We successfully executed our operating strategy in 2021 in a number of ways, as best evidenced by our strong growth in Same Property NOI. Additionally, our leasing process continues to perform at a high level as evidenced by the execution of 363 new and renewal leases for approximately 2.6 million square feet, which includes leases for the legacy RPAI portfolio subsequent to the closing date of the Merger. Our leased to occupied spread represents approximately $33.0 million of net operating income (“NOI”), the majority of which is expected to come online in 2022. Included within this amount is $15.0 million of NOI from 27 leases for approximately 767,000 square feet of vacant anchor spaces. We placed significant emphasis on maintaining a strong and diverse retail tenant mix, which has resulted in no tenant accounting for more than 2.5% of our ABR. See Item 2, “Properties” for a list of our top tenants by gross leasable area (“GLA”) and ABR.
Financing and Capital Strategy. We finance our acquisition, development, and redevelopment activities seeking to use the most advantageous sources of capital available to us at the time. These sources may include the reinvestment of cash flows generated by operations, the sale of common or preferred shares through public offerings or private placements, the reinvestment of net proceeds from the disposition of assets, the incurrence of additional indebtedness through secured or unsecured borrowings, and entering into real estate joint ventures.
Our primary financing and capital strategy is to maintain a strong balance sheet and enhance our flexibility to fund operating and investment activities in the most cost-effective way. We consider a number of factors when evaluating the amount and type of additional indebtedness we may elect to incur. Among these factors are the construction costs or purchase price of properties to be developed or acquired, the estimated market value of our properties and the Company as a whole upon consummation of the financing, and the ability to generate durable cash flow to cover expected debt service.
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
We intend to continue implementing our financing and capital strategies in a number of ways, which may include one or more of the following actions:
•prudently managing our balance sheet, including maintaining sufficient availability under our Revolving Facility so that we have additional capacity to fund our development and redevelopment projects and pay down maturing debt if refinancing that debt is not desired or practical;
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
•completion of our eight active development and redevelopment projects;
•evaluation of the entitled land holdings to determine the optimal real estate use and capital allocation decisions;
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
•opportunities for strengthening the tenant mix at our properties through the placement of anchor tenants such as grocers, value retailers, hardware stores, or sporting goods retailers, as well as further enhancing a diverse tenant mix that includes restaurants, specialty shops, and other essential retailers that provide staple goods to the community and offer a high level of convenience;
•the geographic location and configuration of the property, including ease of access, availability of parking, visibility, and the demographics of the surrounding area; and
•the level of success of existing properties in the same or nearby markets.
We successfully executed our growth strategy in 2021 with the completion of our transformative Merger with RPAI. The transaction created a top five shopping center real estate investment trust (“REIT”) based upon enterprise value, enhanced our portfolio quality with entry into strategic gateway markets and bolstered our presence in existing markets, lowered our cost of capital, enhanced our near-term organic growth through lease-up and select development opportunities, and strengthened our balance sheet with limited near-term debt maturities.
Competition
The U.S. commercial real estate market continues to be highly competitive. We face competition from other REITs, including other retail REITs, and other owner-operators engaged in the ownership, leasing, acquisition, and development of shopping centers as well as from numerous local, regional and national real estate developers and owners in each of our markets. Some of these competitors may have greater capital resources than we do, although we do not believe that any single competitor or group of competitors is dominant in any of the markets in which we own properties.
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

Government Regulation
We and our properties are subject to a variety of federal, state, and local environmental, health, safety and similar laws, including:
Americans with Disabilities Act and Other Regulations. Our properties must comply with Title III of the Americans with Disabilities Act (the “ADA”), to the extent that such properties are public accommodations as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe our properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, noncompliance with the ADA could result in orders requiring us to spend substantial sums to cure violations, pay attorneys’ fees, or pay other amounts. The obligation to make readily accessible accommodations is an ongoing one, and we will continue to assess our properties and make alterations as appropriate in this respect. In addition, our properties are subject to fire and safety regulations, building codes and other land use regulations.
Affordable Care Act. We may be subject to excise taxes under the employer mandate provisions of the Affordable Care Act (the “ACA”) if we (i) do not offer health care coverage to substantially all of our full-time employees and their dependents or (ii) do not offer health care coverage that meets the ACA’s affordability and minimum value standards. The excise tax is based on the number of full-time employees. We do not anticipate being subject to a penalty under the ACA; however, even in the event that we are, any such penalty would be less than $1.0 million, as we had 241 full-time employees as of December 31, 2021.
Environmental Regulations. Some properties in our portfolio contain, may have contained or are adjacent to or near other properties that have contained or currently contain underground storage tanks for petroleum products or other hazardous or toxic substances. These storage tanks may have released, or have the potential to release, such substances into the environment.
In addition, some of our properties have tenants which may use hazardous or toxic substances in the routine course of their businesses. In general, these tenants have covenanted in their leases with us to use these substances, if any, in compliance with all environmental laws and have agreed to indemnify us for any damages we may suffer as a result of their use of such substances. However, these lease provisions may not fully protect us in the event that a tenant becomes insolvent. Finally, certain of our properties have contained asbestos-containing building materials (“ACBM”), and other properties may have contained such materials based on the date of its construction. Environmental laws require that ACBM be properly managed and maintained, and fines and penalties may be imposed on building owners or operators for failure to comply with these requirements. The laws also may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers.
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
With environmental sustainability becoming a national priority, we have continued to demonstrate our strong commitment to be a responsible corporate citizen through resource reduction and employee training that has resulted in reductions of energy consumption, waste and improved maintenance cycles.
COVID-19 Regulations. As discussed in this Annual Report on Form 10-K, during the COVID-19 pandemic, our properties and our tenants have been subject to public health regulations and control measures, including states of emergency, mandatory quarantines, “shelter in place” orders, border closures, restrictions on types of businesses that may continue to operate, “social distancing” guidelines and other travel and gathering restrictions and practices, that have significantly impacted our business. See page 13 of Item 1A. “Risk Factors” for further information.
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
Offices
Our principal executive office is located at 30 S. Meridian Street, Suite 1100, Indianapolis, IN 46204. Our telephone number is (317) 577-5600.
Human Capital
As of December 31, 2021, we had 241 full-time employees. The majority of these employees were based at our Indianapolis, Indiana headquarters though we also maintain regional offices across the United States. We believe our employees are the most important part of our business. We are committed to providing a work environment that attracts, develops and retains high-performing individuals and that treats employees with dignity and respect.
Diversity, Equity and Inclusion
Our policies are designed to promote fairness, equal opportunities, and diversity within the Company. When attracting, developing and retaining talent, we seek individuals who hold varied experiences and viewpoints and embody our core values to create an inclusive and diverse culture and workplace that allows each employee to do their best work and drive our collective success. We believe that a diverse workforce possesses a broader array of perspectives that businesses need to remain competitive in today’s economy. We maintain employment policies that comply with federal, state and local labor laws and promote a culture of fairness and respect. These policies set forth our goal to provide equal employment opportunity without discrimination or harassment on the basis of age, gender (including identity or expression), marital status, civil partnership status, sexual orientation, disability, color, nationality, race or ethnic origin or religion or belief.
We previously established a diversity target of 20% female representation on our Board of Trustees and a goal of at least one committee to be chaired by a female, taking into consideration the experience and skill sets required of the Board of Trustees. As of the date of this filing, we are proud to have achieved these goals, with females comprising over 20% of our Board of Trustees and the chairing of our Corporate Governance and Nominating Committee by a female trustee. In addition, we annually conduct a respect in the workplace and diversity training to further enhance our cultural behaviors. As of December 31, 2021, approximately 47% of our workforce was female and minorities represented approximately 19% of our team.
Professional Development and Training
We believe a commitment to our employees’ learning and development through training, educational opportunities and mentorship is critical to our ability to continue to innovate. We focus on leadership development at every level of the organization. We align employees’ goals with our overall strategic direction to create a clear link between individual efforts and the long-term success of the company and then provide effective feedback on their performance towards goals to ensure their growth. Through performance plans, talent recognition and individual development planning, along with reward packages, we advance our talent pool and create a sustainable and long-term enterprise. The Company provides reimbursement for those seeking to further their education through degree or certification programs.
Community Development
We seek to foster a corporate culture where our many stakeholders, including our employees, engage in the topic of community development and collaborate to extend resources towards the advancement of this principle. We are proud to be an active citizen of the communities in which we operate. In furtherance of this commitment, we partner with and support local charitable organizations that we believe are contributing to the growth and development of the community. Our Kite Cares initiative contributes to the welfare of local youth and those in need. The program’s efforts are community-focused and have included:
•charitable grants to programs benefiting our communities;
•fundraising to support displaced workers;
•contributions to healthcare workers and first responders; and
•construction of a youth community center.

In addition in recent years, our employees have donated and coordinated substantial fundraising and have spent many hours volunteering to support a variety of charities with which we partner.
Team Wellness
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
Environmental, Social and Governance Matters
The Company strives to be a responsible corporate citizen, and we recognize the importance that environmental, social, and governance (“ESG”) initiatives play in our ability to generate long-term, sustainable returns. To assist us in setting and meeting ESG goals, we formed a cross-functional task force (“ESG Task Force”) in 2020 to review ESG issues that are important to investors and regularly report to the Board of Trustees on ESG efforts. The ESG Task Force is led by our Chief Executive Officer and includes members from our asset management, employee experience, investor relations, marketing, internal audit, and legal departments.
In 2020, the ESG Task Force issued our ESG Policy and Corporate Citizenship Report, which is published on our website. In 2021, the Company has undertaken multiple projects to make its operations more efficient and to reduce energy and water consumption, including installing LED lighting at 15 properties, receiving IREM certifications for 29 properties, increasing the number of electric-vehicle charging stations to 100 stations across eight properties, and implementing smart meters and other initiatives aimed at water conservation, recycling and waste diversion at our properties. Recent business initiatives encourage tenants to adopt green leases, also known as “high-performance” or “energy-aligned” leases, to equitably align the costs and benefits of energy and water efficiency investments for building owners and tenants, based on principles and best practices from the Green Lease Leaders Reference Guide by the Institute for Market Transformation and the U.S. Department of Energy. The Company also partnered with One Tree Planted, a non-profit organization committed to reforestation, to plant new trees in 2020 and continued this program in 2021. We continue to evaluate potential actions that might reduce our carbon footprint or otherwise mitigate our environmental impact.
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
Also available on our website are copies of our Code of Business Conduct and Ethics, our Code of Ethics for Principal Executive Officer and Senior Financial Officers, our Corporate Governance Guidelines, and the charters for each of the committees of our Board of Trustees—the Audit Committee, the Corporate Governance and Nominating Committee, and the Compensation Committee. Copies of our Code of Business Conduct and Ethics, our Code of Ethics for Principal Executive Officer and Senior Financial Officers, our Corporate Governance Guidelines, and our committee charters are also available from us in print and free of charge to any shareholder upon request. Any person wishing to obtain such copies in print should contact our Investor Relations department by mail at our principal executive office.
The SEC maintains a website (http://www.sec.gov) that contains reports, proxy statements, information statements, and other information regarding issuers that file electronically with the SEC.
ITEM 1A. RISK FACTORS
The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by our management from time to time. These factors, among others, may have a material adverse effect on our business, financial condition, operating results and cash flows, including our ability to make distributions to our shareholders, and you should carefully consider them. It is not possible to predict or identify all such factors. You should not consider this list to be a complete statement of all potential risks or uncertainties. Past performance should not be considered an indication of future performance. We have separated the risks into three categories: (i) risks related to our operations; (ii) risks related to our organization and structure; and (iii) risks related to tax matters.
RISKS RELATED TO OUR OPERATIONS
We may be unable to integrate our business with RPAI’s business successfully or realize the anticipated synergies and related benefits of the Merger or do so within the anticipated time frame. We may also incur substantial expenses related to the integration process.
The Merger effected the combination of two companies that previously operated as independent public companies. We have, and will continue to, devote significant management attention and resources to integrating the business practices and operations of RPAI with ours. Potential difficulties we may encounter in the integration process include the following:
•the inability to combine our and RPAI’s businesses successfully in a manner that permits us to achieve the cost savings or other anticipated strategic and financial benefits anticipated to result from the Merger, which would result in some anticipated benefits of the Merger not being realized in the time frame currently anticipated or at all;
•the inability to successfully realize the anticipated value from the RPAI assets;
•the complexities associated with integrating personnel from the two companies and the failure of the combined company to retain key employees of either of the two companies;
•the additional complexities of combining two companies with different histories, cultures, processes, strategies, markets and tenant bases;
•the complexities associated with applying our standards, controls, policies and procedures over a significantly larger base of assets;
•potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the Merger; and
•performance shortfalls as a result of the diversion of management’s attention caused by completing the Merger and integrating the companies’ operations.
We may also incur substantial expenses in connection with integrating the business, operations, networks, systems, technologies, policies and procedures of the two companies. Although we have assumed that a certain level of transaction and integration expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or timing of the integration expenses.
For all these reasons, it is possible that the integration process could result in the distraction of our management, the disruption of our ongoing business or inconsistencies in our operations, services, standards, controls, policies and procedures, and that the integration expenses associated with the Merger could, particularly in the near term, exceed the savings that we expect to achieve from the anticipated synergies, any of which could adversely affect our ability to maintain relationships with tenants, customers, vendors and employees or to achieve the anticipated benefits of the Merger, or could otherwise adversely affect our business and financial results.
The COVID-19 pandemic and measures intended to prevent its spread has caused, and other future public health crises could cause, severe disruptions in the U.S., regional and global economies.
The COVID-19 pandemic has had, and a future outbreak of a highly infectious or contagious disease or other public health crisis could similarly have, significant repercussions across local, regional, national and global economies, including the retail sector within the U.S., and has contributed to significant volatility and negative pressure in the financial markets. Since early 2020, many U.S. states and cities, including where we own properties and/or have development sites, have at times imposed measures intended to control the spread of COVID-19, such as instituting “shelter in place” rules, limitations on public gatherings and restrictions on certain business operations.

The COVID-19 pandemic has disrupted our business and has had a significant adverse effect, and could continue to significantly adversely impact and disrupt, our business, financial performance and condition, operating results and cash flows. Additional factors that have negatively impacted, and may negatively impact in the future, our ability to operate successfully as a result of the COVID-19 pandemic, include, among others:
•the inability of our tenants to meet their lease obligations to us in full, or at all, due to (i) complete or partial closures of, or a decrease in customer traffic at, one or more of our properties resulting from government or tenant actions related to the pandemic; or (ii) local, regional or national economic conditions caused by the pandemic;
•liquidity issues resulting from (i) reduced cash flow from operations due to the pandemic, which could impact our future ability to pay dividends to our shareholders at past levels, (ii) the impact that lower operating results could have on our ability to meet the financial covenants in our debt agreements, and (iii) difficulty in accessing debt and equity capital on attractive terms or at all;
•an acceleration of changes in consumer behavior in favor of e-commerce;
•business continuity disruptions and a deterioration in our or our tenants’ ability to operate in affected areas or delays in the supply of products or services to us or our tenants from vendors that are needed to operate efficiently, causing costs to rise sharply and inventory to fall;
•the potential negative impact on the health of our employees, including our executive management team and key employees, or the employees of our tenants; and
•the scaling back or delay of a significant amount of planned capital expenditures, including planned redevelopment projects, which could adversely affect the value of our properties.
The extent to which COVID-19 ultimately impacts our business and that of our tenants will depend, in part, on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, including any resurgences and variants of COVID-19, and the actions taken to contain the pandemic or mitigate its impact, all of which could vary by geographic region.
Our business, financial condition, performance, and value are subject to risks and conditions associated with real estate assets and the real estate industry.
Our primary business is the ownership, operation, acquisition development and redevelopment of high-quality, open-air shopping centers and mixed-use assets. Our business, financial condition, results of operations, cash flow, per share trading price of our common shares, ability to satisfy debt service obligations, and ability to make distributions to shareholders are subject to, and could be materially and adversely affected by, risks associated with acquiring, owning and operating such real estate assets, including events and conditions that are beyond our control such as periods of economic slowdown or recession, declines in the financial condition of our tenants, rising interest rates, difficulty in leasing vacant space or renewing existing tenants, or decline in value of our assets, or the public perception that any of these events may occur. Additionally, complying with the REIT requirements may cause us to forgo and/or liquidate otherwise attractive investments. These actions could have the effect of reducing our income and amount available for distribution to shareholders. Thus, compliance with the REIT requirements may hinder our ability to make or, in certain cases, maintain ownership of, certain attractive investments.
Ongoing challenges facing our retail tenants and non-owned anchor tenants, including bankruptcies, financial instability and consolidations, may have a material adverse effect on our business.
We derive the majority of our revenue from retail tenants who lease space from us at our properties, and our ability to generate cash from operations is dependent on the rents that we are able to charge and collect. Over the past several years, sustained weakness in certain sectors of the U.S. economy has resulted in the bankruptcy or weakened financial condition of a number of retailers, including some of our tenants, and increased store closures. Tenants may also choose to consolidate, downsize or relocate their operations for various reasons, including mergers or other restructurings. These events, or other similar events, and economic conditions are beyond our control and could affect the overall economy, as well as specific properties in our portfolio and our overall cash flow and results of operations, including the following (any of which could have a material adverse effect on our business):
•Collections. Tenants may have difficulty paying their rent obligations when due or they may request rent deferrals, reductions or abatements.
•Leasing. Tenants may delay or cancel lease commencements, decline to extend or renew leases upon expiration, close stores or declare bankruptcy, which could result in the termination of the tenant’s lease with us and the related loss of rental income. Such terminations or cancellations could result in lease terminations or reductions in rent by other tenants in the same shopping center because of contractual co-tenancy termination or rent reduction rights contained in some leases.
•Re-leasing. We may be unable to re-lease vacated space at attractive rents or at all. In some cases, it may take extended periods of time or increased costs to re-lease a space. The inability to re-lease space at attractive rents, particularly if it involves a substantial tenant or a non-owned anchor with ground leases in multiple locations, could have a material adverse effect on us.
Tenant bankruptcies could present difficulties for our business to collect rent or make claims against a tenant in bankruptcy.
A bankruptcy filing by one of our tenants or a lease guarantor would legally prohibit us from collecting pre-bankruptcy debts or unpaid rent from that tenant or the lease guarantor, unless we receive an order from the bankruptcy court permitting us to do so. Such bankruptcies could delay, reduce, or ultimately preclude collection of amounts owed to us, including both past and future rent. A tenant in bankruptcy may attempt to renegotiate the lease or request significant rent concessions. If a lease is assumed by a tenant, all pre-bankruptcy balances due under the lease must be paid to us in full. However, if a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages. Any unsecured claim we hold may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. There are restrictions under bankruptcy laws that limit the amount of the claim we can make for future rent under a lease if the lease is rejected. As a result, it is likely that we would recover substantially less than the full value of any unsecured claims we hold from a tenant in bankruptcy, which would result in a reduction in our cash flow and could have a material adverse effect on us.
The expansion of e-commerce may impact our tenants and our business.
The prominence of e-commerce continues to increase and its growth could have an adverse impact on some of our tenants and affect decisions made by current and prospective tenants in leasing space, including reduction of the size or number of their retail locations in the future. We cannot predict with certainty how the growth in e-commerce will impact the demand for space or the revenue generated at our properties in the future. Although we continue to aggressively respond to these trends, including by entering into or renewing leases with tenants whose businesses are either more resistant to or are synergistic with e-commerce and renovating our properties to allow our tenants to serve last mile fulfillment functions, the risks associated with e-commerce could have a material adverse effect on the business outlook and financial results of our present and future tenants, which in turn could have a material adverse effect on us.
We face significant competition, which may impact our rental rates, leasing terms and capital improvements.
We compete for tenants with numerous developers, owners and operators of retail shopping centers, regional malls, and outlet malls, including institutional investors, other REITs, and other owner-operators. As of December 31, 2021, leases representing 9.1% of our total retail ABR were scheduled to expire in 2022. Our competitors may have greater capital resources or be willing to offer lower rental rates or more favorable terms for tenants, such as substantial rent reductions or abatements, tenant allowances or other improvements, and early termination rights, which may pressure us to reduce our rental rates, undertake unexpected capital improvements or offer other terms less favorable to us, which could adversely affect our financial condition. Additionally, if retailers or consumers perceive that shopping at other venues or online is more convenient, cost-effective or otherwise more attractive, our revenues and results of operations also may suffer.
Because of our geographic concentrations, a prolonged economic downturn in certain states and regions could materially and adversely affect our financial condition and results of operations.
The specific markets in which we operate may face challenging economic conditions that could persist into the future. In particular, as of December 31, 2021, rents from our owned retail square footage in the states of Texas, Florida, New York, Maryland, and North Carolina comprised 24.0%, 9.9%, 5.8%, 5.8%, and 5.1% of our base rent, respectively. This level of concentration could expose us to greater economic risks than if we owned properties in more geographic regions. Adverse economic or real estate trends in these states or the surrounding regions or any decrease in demand for retail space resulting from the local regulatory environment, business climate or fiscal problems in these states, could materially and adversely affect us.
We depend on external financing to fulfill our capital needs, and disruptions in the financial markets could affect our ability to obtain financing on reasonable terms, or at all, and have other material adverse effects on our business.
Partly because of the distribution requirements of being a REIT, we may not be able to fund all future capital needs with income from operations. Consequently, we may rely on external financing to fulfill our capital needs. Disruptions in the financial markets could impact our ability to acquire or develop properties when strategic opportunities exist, satisfy our principal and interest obligations or make distributions to our shareholders. These disruptions could impact the overall amount of equity and debt financing available, lower loan to value ratios, cause a tightening of lender underwriting standards and terms and higher interest rate spreads. As a result, we may be unable to refinance or extend our existing indebtedness on favorable terms or at all. We have $153.5 million of debt principal scheduled to mature through December 31, 2022. If we are not successful in refinancing our outstanding debt when it becomes due, we may have to dispose of properties on disadvantageous terms, which could adversely affect our ability to service other debt and to meet our other obligations. If economic conditions deteriorate in any of our markets, we may have to seek less attractive, alternative sources of financing and adjust our business plan accordingly.
We have a significant amount of indebtedness outstanding and may need to incur more in the future.
We have $3.2 billion of consolidated indebtedness outstanding as of December 31, 2021, including the assumption of approximately $1.8 billion of debt in connection with the Merger. As of December 31, 2021, $239.0 million of our debt bore interest at variable rates, after giving effect to interest rate swaps. Interest rates are currently low relative to historical levels and may increase significantly in the future. If our interest expense increased significantly, it could materially adversely affect us. For example, if market rates of interest on our variable rate debt outstanding, net of hedges, as of December 31, 2021 increased by 1%, the increase in interest expense on our unhedged variable rate debt would decrease future cash flows by approximately $2.4 million annually.
We may incur additional debt in connection with various development and redevelopment projects and upon the future acquisition of operating properties. Our organizational documents do not limit the amount of indebtedness that we may incur. In addition, we may increase our mortgage debt by obtaining loans secured by some or all of the real estate properties we develop or acquire. We also may borrow funds if necessary to satisfy the requirement that we distribute to shareholders at least 90% of our annual “REIT taxable income” (determined before the deduction of dividends paid and excluding net capital gains) or otherwise as is necessary or advisable to ensure that we maintain our qualification as a REIT for U.S. federal income tax purposes or otherwise avoid paying taxes that can be eliminated through distributions to our shareholders.
Our substantial debt could materially and adversely affect our business in other ways, including by, among other things: (i) requiring us to use a substantial portion of our cash flows from operations to service our indebtedness, which would reduce the available cash flow to fund general corporate purposes and reduce cash for distributions; (ii) limiting our ability to obtain additional financing to fund our working capital needs, capital expenditures, acquisitions, other debt service requirements or other purposes; (iii) increasing our costs of incurring additional debt and our exposure to floating interest rates; (iv) making us more vulnerable to economic and industry downturns and reducing our flexibility in responding to changing business and economic conditions; and (v) placing us at a competitive disadvantage compared to our competitors that have less debt. The impact of any of these potential adverse consequences could have a material adverse effect on us.
We could be adversely affected by the financial and other covenants and provisions contained in our credit facility, term loan agreements and note purchase agreements.
Our debt agreements relating to our senior unsecured credit facility, senior unsecured term loans and private placement notes require compliance with certain financial and operating covenants, including, among other things, the requirement to maintain maximum unencumbered, secured and consolidated leverage ratios and minimum fixed charge and unencumbered interest coverage ratios, as well as limitations on our ability to incur debt, make dividend payments, sell all or substantially all of our assets and engage in mergers and consolidations and certain acquisitions. Given the restrictions in our debt agreement covenants, we may be limited in our operating and financial flexibility and in our ability to respond to changes in our business or pursue strategic opportunities in the future, including the ability to obtain additional funds needed to address cash shortfalls or pursue growth opportunities or other accretive transactions. Further, certain of our debt agreements relating to our senior unsecured credit facility and senior unsecured term loans are priced, in part, on leverage grids that reset quarterly. Deterioration in our leverage covenant calculations could lead to a higher credit spread component within the applicable interest rate for these debt agreements and result in higher interest expense.
In addition, these debt agreements contain certain events of default that include, but are not limited to, failure to make principal or interest payments when due, failure to perform or observe any term, covenant or condition contained in the agreements, failure to maintain certain financial and operating ratios and other criteria, misrepresentations, acceleration of other material indebtedness and bankruptcy proceedings. In the event of a default under any of these agreements, the lenders or holders of our private placement notes would have various rights including, but not limited to, the ability to require the acceleration of the payment of all principal and interest when due and/or to terminate the agreements and, to the extent such debt is secured, to foreclose on the properties. The declaration of a default and/or the acceleration of the amount due under any such credit agreement or note purchase agreement could have a material adverse effect on our business, limit our ability to make distributions to our shareholders, and prevent us from obtaining additional funds needed to address cash shortfalls or pursue growth opportunities.
The agreements relating to our credit facility, unsecured term loans and private placement notes contain cross-defaults to certain other material indebtedness (including recourse indebtedness in excess of $40.0 million or $50.0 million, depending on the agreement), such that an “Event of Default” under one of these facilities or loans could trigger an “Event of Default” under the other facilities or loans. These provisions could allow the lending institutions and noteholders to accelerate the amount due under the loans and private placement notes. If payment is accelerated, our liquid assets may not be sufficient to repay such debt in full. We were in compliance with all applicable covenants under the agreements relating to our senior unsecured credit facility, senior unsecured term loans, and senior unsecured notes as of December 31, 2021, although there can be no assurance that we will continue to remain in compliance in the future.
Our credit ratings may not reflect all the risks of an investment in our debt.
Our credit ratings are assessments by rating agencies of our ability to pay our debts when due. Credit ratings may be revised or withdrawn at any time by a rating agency at its sole discretion. We do not undertake any obligation to maintain our ratings or advise our debt holders of any change in our ratings, and there can be no assurance that we will be able to maintain our current credit ratings. Adverse changes in our credit ratings could significantly reduce the market price of our publicly traded debt and could impact our ability to obtain additional debt and equity financing on favorable terms or at all.
Mortgage debt obligations expose us to the possibility of foreclosure, which could result in the loss of our investment in a property or group of properties subject to mortgage debt.
A portion of our indebtedness is secured by our real estate assets, which could be subject to foreclosure by the lender or holder of the mortgage if we fail to make required mortgage payments. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If such balance exceeds our tax basis in the property, we would recognize taxable income on foreclosure but would not receive any cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by Internal Revenue Code of 1986, as amended (the “Code”). If any of our properties are foreclosed on due to a default, our ability to pay cash distributions to our shareholders will be limited, and due to cross-collateralization or cross-default provisions, a default under certain mortgage loans could result in a default on other indebtedness and cause us to lose other better performing properties.
We are subject to risks associated with hedging agreements, including potential performance failures by counterparties and termination costs.
We use a combination of interest rate protection agreements, including interest rate swaps, to manage risk associated with interest rate volatility. This may expose us to additional risks, including a risk that the counterparty to a hedging arrangement may fail to honor its obligations. Developing an effective interest rate risk strategy is complex and no strategy can completely insulate us from the risks associated with interest rate fluctuations. There can be no assurance that our hedging activities will have the desired beneficial effect on our results of operations or financial condition. Further, should we choose to terminate a hedging agreement, there could be significant costs and cash requirements involved to fulfill our initial obligation under such agreement.
We may be adversely affected by changes in LIBOR reporting practices, the method in which LIBOR is determined or the use of alternative reference rates.
As of December 31, 2021, we had approximately $959.0 million of debt and $875.0 million of derivatives outstanding that were indexed to the London Interbank Offered Rate (“LIBOR”). Certain tenors of LIBOR will remain available through June 2023, however, LIBOR is no longer permitted to be used in new contracts after December 31, 2021 and existing contracts will be transitioned to alternative interest rates. When LIBOR is discontinued, the interest rate for certain of our debt instruments that are indexed to LIBOR will be determined using various alternative methods, any of which may result in interest obligations that are more than or do not otherwise correlate over time with the payments that would have been made on such debt if LIBOR was available in its current form, which could have a material adverse effect on our financing costs, and as a result, our financial condition, operating results and cash flows.

Joint venture investments could be adversely affected by the structure and terms thereof and the activities of our joint venture partners.
As of December 31, 2021, we owned interests in two of our operating retail properties and one development project through consolidated joint ventures and interests in three operating retail properties, a hotel component of an operating property, a multifamily component of an operating property, and one development project through unconsolidated joint ventures, and in the future, we may seek to co-invest with third parties through other joint ventures. Our joint ventures and the value and performance of such investments may involve risks not present with respect to our wholly owned properties, including (i) shared decision-making authority, which may prevent us from taking actions that are in our best interest, (ii) restrictions on the ability to sell our interests in the joint ventures without the other partners’ consent, (iii) potential conflicts of interest or other disputes, including potential litigation or arbitration that would prevent our management team from focusing their time and effort on our business, (iv) potential losses or increased costs or expenses arising from actions taken in respect of the joint ventures, (v) actions by our partners that could jeopardize our REIT status, require us to pay taxes or subject the properties owned by the joint venture to liabilities greater than those contemplated by the terms of the joint venture agreements, and (vi) joint venture agreements may contain buy-sell provisions pursuant to which one partner may initiate procedures requiring us to buy the other partner’s interest, all of which could affect our business, financial condition, results of operations and cash flow.
Developments and redevelopments have inherent risks that could adversely impact us.
As of December 31, 2021, we have eight development and redevelopment projects under construction and five redevelopment opportunities currently in the planning stage, including de-leasing space and evaluating development plans and costs with potential tenants and partners. Some of these plans include non-retail uses, such as multifamily housing. New development and redevelopment projects are subject to a number of risks, including the following:
•expenditure of capital and time on projects that may not be pursued or completed;
•inability to obtain necessary zoning or regulatory approvals;
•higher than estimated construction or operating costs, including labor and material costs;
•inability to complete construction on schedule;
•significant time lag between commencement and stabilization resulting in delayed returns and greater risks due to fluctuations in the general economy, shifts in demographics and competition;
•decrease in customer traffic during the development period causing a decrease in tenant sales;
•inability to secure key anchor or other tenants or complete the lease-up at anticipated absorption rates or at all;
•occupancy and rental rates at a newly completed project may not meet expectations;
•investment returns from developments may be less than expected; and
•suspension of development projects after construction has begun due to changes in economic conditions or other factors that may result in the write-off of costs, payment of additional costs or increases in overall costs if the project is restarted.
In deciding whether to develop or redevelop a particular property, we make certain assumptions regarding the expected future performance of that property, and our financial performance may be materially and adversely affected, or in the case of an unsuccessful redevelopment project, our entire investment could be at risk for loss, or an impairment charge could occur.
To the extent that we pursue acquisitions in the future, we may not be successful in acquiring desirable operating properties, which may impede our growth.
From time to time, consistent with our business strategy, we evaluate the market and may acquire properties when we believe strategic opportunities exist. When we pursue acquisitions, we may face competition from other real estate investors, which could limit our ability to acquire properties, increase the purchase price we are required to pay thus reducing the return to our shareholders, and cause us to agree to material restrictions or limitations in the acquisition agreements. These factors and any others could impede our growth and adversely affect our financial condition and results of operations.

We may be unable to sell properties at the time we desire and on favorable terms or at all, which could limit our ability to access capital through dispositions.
Real estate property investments generally cannot be sold quickly. Our ability to dispose of properties on advantageous terms depends on factors beyond our control, and we cannot predict the various market conditions affecting real estate investments that will exist in the future. We may not be able to dispose of any of our properties on terms favorable to us or at all, and each individual sale will depend on, among other things, economic and market conditions, competition from other sellers, individual asset characteristics and the availability of potential buyers and favorable financing terms at the time. Further, we may incur expenses and transaction costs in connection with dispositions.
In addition, the Code generally imposes a 100% penalty tax on gain recognized by REITs upon the disposition of assets if the assets are held primarily for sale in the ordinary course of business rather than for investment, which could cause us to forego or defer sales of properties that might otherwise be in our best interest to sell, which may limit our ability to adjust our portfolio mix promptly in response to market conditions. We will also be subject to income taxes on gains from the sale of any properties owned by any taxable REIT subsidiary (“TRS”).
We could experience a decline in the fair value of our real estate assets and be subject to impairment charges, which could be material.
Our long-lived assets, primarily real estate held for investment, are carried at cost unless circumstances indicate that the carrying value of the assets may not be recoverable through future operations. Changes in our disposition strategy or changes in the marketplace may alter the hold period of an asset or asset group, which may result in an impairment loss, and such loss could be material to our financial condition or operating performance. To the extent that the carrying value of the asset exceeds the estimated undiscounted cash flows, an impairment loss is recognized equal to the excess of the carrying value over estimated fair value (which is highly subjective and involves a significant degree of management judgment regarding various inputs). We did not record any impairment charges during the years ended December 31, 2021 and 2020. During the year ended December 31, 2019, we recorded impairment charges totaling $37.7 million related to a reduction in the expected holding period of certain operating properties. There can be no assurances that we will not take additional charges in the future related to the impairment of our assets, which could result in an immediate negative adjustment to net income and have a material adverse effect on our results of operations in the period in which the charge is taken.
We could be materially and adversely affected if we are found to be in breach of a ground lease at one of our properties or are unable to renew a ground lease.
As of December 31, 2021, we had 10 properties in our portfolio that are either completely or partially on land that is owned by third parties and leased to us pursuant to ground leases. If we are found to be in breach of a ground lease and that breach cannot be cured or we are unable to extend the lease terms or purchase the fee interest in the underlying land prior to expiration, as to which no assurance can be given, we could lose our interest in the improvements and the right to operate the property, and we would be unable to derive income from such property. Assuming we exercise all available options to extend the terms of our ground leases, our ground leases will expire between 2043 and 2115. In certain cases, our ability to exercise the extension option is subject to the condition that we are not in default at the time we exercise such option, and we can provide no assurances that we will be able to exercise our options.
Uninsured losses or losses in excess of insurance coverage could materially and adversely affect us.
We do not carry insurance for generally uninsurable losses such as loss from riots, war or acts of God, and, in some cases, flooding, and insurance companies may no longer offer coverage against certain types of losses such as environmental liabilities or other catastrophic events or, if offered, the expense of obtaining such coverage may not be justified. Some of our policies, such as those covering losses due to terrorism and floods, are insured subject to limitations, and in the future, we may be unable to renew or duplicate our current insurance coverage at adequate levels or at reasonable prices. In addition, tenants generally are required to indemnify and hold us harmless from liabilities resulting from injury to persons or damage to personal or real property on the premises due to activities conducted by tenants or their agents (including, without limitation, any environmental contamination) and, at the tenant’s expense, to obtain and keep in full force during the term of the lease, liability and property damage insurance policies. However, tenants may not properly maintain their insurance policies or have the ability to pay the deductibles associated with such policies. If we experience a loss that is uninsured or exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it impractical or undesirable to use insurance proceeds to replace a property after it has been damaged or destroyed. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.

Our business faces potential risks associated with natural disasters, severe weather conditions, climate change and related legislation and regulations, and terrorism, any of which could have an adverse effect on us.
Our properties are located in many areas that are subject to, or have been affected by, natural disasters and severe weather conditions such as hurricanes, tropical storms, tornadoes, earthquakes, droughts, floods and fires. Changing weather patterns and climatic conditions, including as a result of climate change, may affect the predictability and frequency of natural disasters in some parts of the world and create additional uncertainty as to future trends and exposures, including certain areas in which our portfolio is concentrated such as Texas, Florida, New York, Maryland, and North Carolina. Over time, the occurrence of natural disasters, severe weather conditions and changing climatic conditions can delay new development and redevelopment projects, increase repair costs and future insurance costs and negatively impact the demand for leased space in the affected areas, or in extreme cases, affect our ability to operate the properties at all.
Additionally, changes in federal and state legislation and regulations on climate control could result in increased costs and expenses, such as utility expenses and/or capital expenditures to improve the energy efficiency of our existing properties, or potentially result in fines for non-compliance.
Potential terrorist attacks and other acts of violence could also harm the demand for, and the value of, our properties, including through damage, destruction, loss at our properties, increased security costs, and limited availability of insurance for such acts. Such acts could impact our tenant’s ability to meet obligations in their existing leases, make it difficult for us to renew or re-lease our properties at lease rates equal to or above historical rates, or result in increased volatility in financial markets and economies.
Any one of these events might decrease demand for real estate, decrease or delay the occupancy of our properties, and limit our access to capital or increase our cost of raising capital.
We could incur significant costs related to environmental matters, and our efforts to identify environmental liabilities may not be successful.
Under various laws, ordinances and regulations, an owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at a property and held liable for property damage and for investigation and cost of clean-up. Some of the properties in our portfolio contain, may have contained or are adjacent to or near other properties that have contained or currently contain underground storage tanks for petroleum products or other hazardous or toxic substances, and some of our properties have tenants that may use hazardous or toxic substances in the course of their businesses. Indemnities in our leases may not fully protect us in the event that a tenant responsible for such releases becomes insolvent. The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate them, may adversely affect our ability to sell or rent such property or borrow using such property as collateral. In connection with the ownership, operation and management of real properties, we are potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and injuries to persons and property, liens on contaminated sites, and restrictions on operations. We may also be liable to third parties for damage and injuries resulting from environmental contamination emanating from the real estate we own or operate. Finally, certain of our properties have confirmed asbestos-containing building materials (“ACBM”) and other properties may contain such materials based on the date of building construction. Environmental laws require that ACBM be properly managed and maintained, and may impose fines and penalties on building owners or operators for failure to comply with these requirements. The laws also may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers.
We evaluate our properties for compliance with applicable environmental laws on a limited basis, and we cannot give assurance that existing environmental studies with respect to our properties reveal all potential environmental liabilities or that current or future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations or the interpretation thereof) or changes in environmental laws will not result in environmental liabilities.
Compliance with the ADA and fire, safety and other regulations may require us to make significant capital expenditures.
Our properties must comply with Title III of the ADA to the extent that such properties are public accommodations as defined by the ADA. Noncompliance with the ADA could result in orders requiring us to spend substantial sums to cure violations, pay attorneys’ fees, or pay other amounts. Although we believe our properties substantially comply with the present requirements of the ADA, we have not conducted an audit or investigation of all properties to determine our compliance, and while our tenants typically are obligated to cover costs associated with compliance, if required changes involve greater expenditures or faster timelines than anticipated, the ability of these tenants to cover costs could be adversely affected. In addition, we are required to operate the properties in compliance with fire and safety regulations, building codes and other land use regulations, as they are adopted by governmental agencies and bodies and become applicable to the properties. We may be required to make substantial capital expenditures to comply with, and we may be restricted in our ability to renovate the properties subject to these requirements, which could affect our cash flows and results of operations.
Inflation may adversely affect our financial condition and results of operations.
Most of our leases contain provisions requiring the tenant to pay a share of operating expenses, including common area maintenance or other operating expenses, based on a fixed amount or fixed percentage that is not subject to adjustment for inflation. However, increased inflation could have a more pronounced negative impact on our mortgage and debt interest and general and administrative expenses, as these costs could increase at a rate higher than our rents. Also, inflation may adversely affect tenant leases with stated rent increases or limits on such tenant’s obligation to pay its share of operating expenses, which could be lower than the increase in inflation at any given time. It may also limit our ability to recover all of our operating expenses. In addition, inflation could have an adverse effect on consumer spending, which could impact our tenants’ sales and, in turn, our average rents, and in some cases, our percentage rents where applicable.
We and our tenants face risks relating to cybersecurity attacks that could cause loss of confidential information and other business disruptions.
We and our tenants rely extensively on computer systems to process transactions and manage our respective businesses. Although various measures are utilized to prevent, detect and mitigate threats, we have been targeted by e-mail phishing attempts and scams in the past, and our business is at risk from, and may be impacted by, cybersecurity attacks. These could include attempts to gain unauthorized access to our data and computer systems. A cybersecurity attack could compromise confidential information of our employees, tenants, and vendors. Additionally, we rely on a number of service providers and vendors, and cybersecurity risks at these service providers and vendors create additional risks for our information and business. A successful attack could lead to identity theft, fraud or other disruptions to our business operations, any of which may negatively affect us.
While we conduct periodic cybersecurity assessments and use the results of such to create and implement a strategy designed to prevent, detect and respond to cybersecurity threats, there is no guarantee such efforts will be successful in preventing a cyberattack.
RISKS RELATED TO OUR ORGANIZATION AND STRUCTURE
Our organizational documents and Maryland law contain provisions that may delay, defer or prevent a change in control of the Company, even if such a change in control may be in the best interest of our shareholders, and as a result may depress the market price of our common shares.
Our organizational documents contain provisions that may have an anti-takeover effect and inhibit a change of control transaction, which could prevent our shareholders from being paid a premium for their common shares over the then-prevailing market prices.
(1) There are ownership limits and restrictions on transferability in our declaration of trust. In order for us to qualify as a REIT, no more than 50% of the value of our outstanding shares may be owned, actually or constructively, by five or fewer individuals at any time during the last half of each taxable year. To ensure that we will not fail to satisfy this requirement and for anti-takeover reasons, our declaration of trust generally prohibits any shareholder (other than an excepted holder or certain designated investment entities, as defined in our declaration of trust) from owning (actually, constructively or by attribution), more than 7% of the value or number of our outstanding common shares. Our declaration of trust provides an excepted holder limit that allows certain members of the Kite family (and certain entities controlled by Kite family members), as a group, to own more than 7% of our outstanding common shares, subject to applicable tax attribution rules. Currently, one of the excepted holders would be attributed all of the common shares owned by each other excepted holder and, accordingly, the excepted holders as a group would not be allowed to own in excess of 21.5% of our common shares. If at a later time there were not one excepted holder that would be attributed all of the shares owned by the excepted holders as a group, the excepted holder limit would not permit each excepted holder to own 21.5% of our common shares. Rather, the excepted holder limit would prevent two or more excepted holders who are treated as individuals under the applicable tax attribution rules from owning a higher percentage of our common shares than the maximum amount of common shares that could be owned by any one excepted holder (21.5%), plus the maximum amount of common shares that could be owned by any one or more other individual common shareholders who are not excepted holders (7%). Certain entities that are defined as designated investment entities in our declaration of trust, which generally include pension funds, mutual funds, and certain investment management companies, are permitted to own up to 9.8% of our outstanding common shares, so long as each beneficial owner of the shares owned by such designated investment entity would satisfy the 7% ownership limit if those beneficial owners owned directly their proportionate share of the common shares owned by the designated investment entity. Our Board of Trustees may waive, and has waived in the past, the ownership limits subject to certain conditions. In addition, our declaration of trust contains certain other ownership restrictions intended to prevent us from earning income from related parties if such income would cause us to fail to comply with the REIT gross income requirements. The various ownership restrictions may discourage a tender offer or other change of control transaction or compel a shareholder who has acquired our shares in excess of these ownership limitations to dispose of the additional shares.
(2) Our declaration of trust permits our Board of Trustees to issue preferred shares with terms that may discourage a third party from acquiring us. Our declaration of trust permits our Board of Trustees to issue up to 20,000,000 preferred shares, having those preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications, or terms or conditions of redemption as determined by our Board of Trustees.
(3) Our declaration of trust and bylaws contain other possible anti-takeover provisions. Our declaration of trust and bylaws contain other provisions, such as advance notice requirements for shareholder proposals, the ability of our Board of Trustees’ to reclassify shares or issue additional shares, and the absence of cumulative voting rights that may have the effect of delaying, deferring or preventing a change in control of our company or the removal of existing management.
(4) The Maryland General Corporation Law, as amended (the “MGCL”) permits our board of trustees, without shareholder approval and regardless of what is currently provided in our declaration of trust or bylaws, to implement certain takeover defenses. Although we have opted out of these provisions of Maryland law, our Board of Trustees may opt to make these provisions applicable to us at any time, which may have the effect of inhibiting a third party from making a proposal to acquire us or impeding a change of control under circumstances that otherwise could provide the holders of our common shares with the opportunity to realize a premium over the then-prevailing market price of such shares.
Our Bylaws provide that the Circuit Court for Baltimore City, Maryland will be the exclusive forum for any internal corporate claims and other matters, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our trustees, executive officers, employees or shareholders.
Our bylaws provide the Circuit Court for Baltimore City, Maryland, or, if that Court does not have jurisdiction, the United States District Court for the District of Maryland, Northern Division, shall be the sole and exclusive forum for (i) any Internal Corporate Claim as defined under the MGCL, (ii) any derivative action or proceeding brought in the right or on behalf of the Company, (iii) any action asserting a claim of breach of any duty owed by any trustee, officer, employee or agent of the Company to the Company or our shareholders, (iv) any action asserting a claim against the Company or any trustee, officer, employee or agent of the Company arising pursuant to any provision of the MGCL, our Declaration of Trust or our bylaws or (v) any action asserting a claim against the Company or any trustee, officer, employee or agent of the Company that is governed by the internal affairs doctrine.
The federal district courts of the United States shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Since Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder, there is uncertainty as to whether a court would enforce an exclusive forum provision for actions arising under the Securities Act. The provision may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our trustees, officers, employees or shareholders, which may discourage such lawsuits against us and our trustees, officers, employees or shareholders. Alternatively, if a court were to find the choice of forum provision contained in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially and adversely affect us.
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
Our future success depends, to a significant extent, upon the continued services of our existing executive officers, whose experience in real estate acquisition, development, finance and management is a critical element of our future success. If one or more of our key executive officers were to die, become disabled or otherwise leave the company, we may not be able to replace this person with an executive of equal skill, ability, and industry expertise within a reasonable timeframe, which could negatively affect our operations and financial condition.
Heightened focus on corporate responsibility, specifically related to environmental, social and governance (“ESG”) factors, may impose additional costs and expose us to risks that could adversely impact our financial condition and the price of our securities.
We are committed to sustainability and corporate responsibility, specifically related to environmental, social and governance factors. Some investors may use these factors to guide their investment strategies, and potential and current employees, vendors and business partners may consider these factors when establishing and extending relationships with us. We are focused on being a responsible corporate citizen and provide disclosure regarding our existing ESG programs within our ESG Policy and Corporate Citizenship Report, which is published on our website. The focus and activism related to ESG and related matters may constrain our business operations or increase expenses. Additionally, we may face reputational damage in the event our corporate responsibility initiatives do not meet the standards set by various constituencies, including those of third-party providers of corporate responsibility ratings and reports. Furthermore, should peer companies outperform us in such metrics, potential or current investors may elect to invest with our competitors and employees, vendors and business partners may choose not to do business with us, which could have an adverse impact on our financial condition and the price of our securities.
The cash available for distribution to shareholders may not be sufficient to pay distributions at expected levels, nor can we assure you of our ability to make distributions in the future, and we may use borrowed funds to make cash distributions and/or may choose to make distributions in part payable in our common shares.
To qualify as a REIT, we are required to distribute to our shareholders each year at least 90% of our “REIT taxable income” (determined before the deduction for dividends paid and excluding net capital gains). In order to eliminate U.S. federal income tax, we are required to distribute annually 100% of our net taxable income, including capital gains. If cash available for distribution generated by our assets decreases in future periods from expected levels, our inability to make expected distributions could result in a decrease in the market price of our common shares. All distributions will be made at the discretion of our Board of Trustees and will depend on our earnings, our financial condition, maintenance of our REIT qualification and other factors as our Board of Trustees may deem relevant from time to time. We may not be able to make distributions in the future at current levels or at all. In addition, some of our distributions may include a return of capital. To the extent that we decide to make distributions in excess of our current and accumulated earnings and profits, such distributions would generally be considered a return of capital for U.S. federal income tax purposes to the extent of the holder’s adjusted tax basis in their shares. A return of capital is not taxable, but it has the effect of reducing the holder’s adjusted tax basis in its investment. To the extent that distributions exceed the adjusted tax basis of a holder’s shares, they will be treated as gain from the sale or exchange of such shares. If we borrow to fund distributions, our future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been. Finally, although we do not currently intend to do so, in order to maintain our REIT qualification, we may make distributions that are in part payable in our common shares. Taxable shareholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income to the extent of our current or accumulated earnings and profits and may be required to sell shares received in such distribution or may be required to sell other shares or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a significant number of our shareholders determine to sell common shares in order to pay taxes owed on dividend income, such sale may put downward pressure on the market price of our common shares.
Future offerings of debt securities, which would be senior to our equity securities, may adversely affect the market prices of our common shares.
In the future, we may attempt to increase our capital resources by making offerings of debt securities, including unsecured notes, medium term notes, and senior or subordinated notes, as well as debt securities that are convertible into equity. Holders of our debt securities will generally be entitled to receive interest payments, both current and in connection with any liquidation or sale, prior to the holders of our common shares. Future offerings of debt securities, or the perception that such offerings may occur, may reduce the market price of our common shares and/or the distributions we pay with respect to our common shares. Because we may generally issue such debt securities in the future without obtaining the consent of our shareholders, our shareholders will bear the risk of our future offerings reducing the market prices of our equity securities.
RISKS RELATED TO TAX MATTERS
If the Merger does not qualify as a reorganization, there may be adverse tax consequences.
The parties intend that the Merger will be treated as a reorganization within the meaning of Section 368(a) of the Code, and it was a condition to the Merger that we and RPAI received opinions from each party’s respective counsel to the effect that, for U.S. federal income tax purposes, the Merger constitutes a reorganization within the meaning of Section 368(a) of the Code. These tax opinions represent the legal judgment of counsel rendering the opinion and are not binding on the Internal Revenue Service or the courts. If the Merger were to fail to qualify as a reorganization, U.S. holders of shares of RPAI common stock generally would recognize gain or loss, as applicable, equal to the difference between (i) the sum of the fair market value of the Company’s common shares and cash in lieu of fractional common shares of the Company received by such holder in the Merger; and (ii) such holder’s adjusted tax basis in its RPAI common stock.
We may incur adverse tax consequences if we fail, or RPAI has failed, to qualify as a REIT for U.S. federal income tax purposes.
We believe that we have qualified for taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2004, and that RPAI had operated in a manner that allowed it to qualify as a REIT, and we intend to operate in a manner we believe allows us to continue to qualify as a REIT for U.S. federal income tax purposes. We have not requested and do not plan to request a ruling from the IRS that we qualify as a REIT, and the statements in this Annual Report on Form 10-K are not binding on the IRS or any court. Qualification as a REIT involves the application of highly technical and complex provisions of the Code for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we and RPAI must satisfy a number of requirements, including the ownership of our stock and the composition of our gross income and assets. Also, a REIT must make distributions to shareholders aggregating annually at least 90% of its net taxable income (excluding any net capital gains). The fact that we hold substantially all of our assets through our Operating Partnership and its subsidiaries and joint ventures further complicates the application of the REIT requirements for us. Even a technical or inadvertent mistake could jeopardize our REIT status, and, given the highly complex nature of the rules governing REITs and the ongoing importance of factual determinations, we cannot provide any assurance that we will continue to qualify as a REIT.
If we fail to qualify as a REIT for U.S. federal income tax purposes and are unable to avail ourselves of certain savings provisions set forth in the Code, we will face serious tax consequences that would substantially reduce our cash available for distribution because:
•we would be subject to U.S. federal income tax on our net income at regular corporate rates for the years we did not qualify for taxation as a REIT (and, for such years, would not be allowed a deduction for dividends paid to shareholders in computing our taxable income);
•we could be subject to the federal alternative minimum tax and possibly increased state and local taxes for such periods;
•unless we are entitled to relief under applicable statutory provisions, neither the Company nor any “successor” corporation, trust or association could elect to be taxed as a REIT until the fifth taxable year following the year during which we were disqualified;
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
Even if we retain our REIT status, if RPAI loses its REIT status for a taxable year before the Merger, we will face serious tax consequences that would substantially reduce our cash available for distribution because:
•unless we are entitled to relief under applicable statutory provisions, the Company, as the “successor” trust to RPAI, could not elect to be taxed as a REIT until the fifth taxable year following the year during which RPAI was disqualified;

•the Company, as the successor by merger to RPAI, would be subject to any corporate income tax liabilities of RPAI, including penalties and interest;
•assuming that we otherwise maintained our REIT qualification, we would be subject to tax on the built-in gain on each asset of RPAI existing at the time of the Merger if we were to dispose of the RPAI asset for up to five years following the Merger; and
•assuming that we otherwise maintained our REIT qualification, we would succeed to any earnings and profits accumulated by RPAI for taxable periods that it did not qualify as a REIT, and we would have to pay a special dividend and/or employ applicable deficiency dividend procedures (including interest payments to the IRS) to eliminate such earnings and profits.
In addition, if there is an adjustment to RPAI’s taxable income or dividends paid deductions, we could elect to use the deficiency dividend procedure in order to maintain RPAI’s REIT status. That deficiency dividend procedure could require us to make significant distributions to our shareholders and pay significant interest to the IRS.
As a result of these factors, our failure (before or after the Merger), or RPAI’s failure (before the Merger), to qualify as a REIT could impair our ability to expand our business and raise capital, and would materially adversely affect the value of our common shares.
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
To qualify as a REIT, we must continually satisfy tests concerning, among other things, (i) the sources of our income, (ii) the nature and diversification of our assets, (iii) the amounts we distribute to our shareholders, and (iv) the ownership of our shares. In order to meet these tests, we may be required to forgo investments we might otherwise make or liquidate from our portfolio investments that otherwise would be considered attractive. In addition, we may be required to make distributions to shareholders at disadvantageous times or when we do not have funds readily available. These actions could reduce our income and amounts available for distribution to our shareholders. Thus, compliance with the REIT requirements may hinder our performance.
Dividends paid by REITs generally do not qualify for effective tax rates as low as dividends paid by non-REIT “C” corporations.
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
If a transaction intended to qualify as an Internal Revenue Code Section 1031 tax-deferred exchange (a “1031 Exchange”) is later determined to be taxable, we may face adverse consequences.
From time to time, we may dispose of properties in transactions that are intended to qualify as 1031 Exchanges. It is possible that the qualification of a transaction as a 1031 Exchange could be challenged and determined to be currently taxable. In such case, our taxable income and earnings and profits would increase, which could increase the income applicable to our shareholders, which may require additional distributions to shareholders or, in lieu of that, require us to pay corporate income tax, possibly including interest and penalties. Moreover, it is possible that legislation could be enacted that could modify or repeal the laws with respect to 1031 Exchanges, which could make it more difficult or impossible for us to dispose of properties on a tax-deferred basis.
If the Operating Partnership fails to qualify as a partnership for U.S. federal income tax purposes, we could fail to qualify as a REIT and suffer other adverse consequences.
We believe that our Operating Partnership is organized and operated in a manner so as to be treated as a partnership and not an association or a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes. As a partnership, our Operating Partnership is not subject to U.S. federal income tax on its income. Instead, each of the partners is allocated its share of our Operating Partnership’s income. No assurance can be provided, however, that the IRS will not challenge our Operating Partnership’s status as a partnership for U.S. federal income tax purposes or that a court would not sustain such a challenge. If the IRS were successful in treating our Operating Partnership as an association or publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, would cease to qualify as a REIT. Also, the failure of the Operating Partnership to qualify as a partnership would cause it to become subject to U.S. federal corporate income tax, which would reduce significantly the amount of its cash available for distribution to its partners, including us.
There is a risk that the tax laws applicable to REITs may change.
The IRS, the U.S. Treasury Department and Congress frequently review U.S. federal income tax legislation, regulations and other guidance. The Company cannot predict whether, when or to what extent new U.S. federal tax laws, regulations, interpretations or rulings will be adopted. Any legislative action may prospectively or retroactively modify the Company’s tax treatment and, therefore, may adversely affect our taxation or the taxation of our shareholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
As of December 31, 2021, we owned interests in a portfolio of 180 operating retail properties totaling approximately 29.0 million square feet and one office property with 0.3 million square feet in 24 states. Of the 180 operating retail properties, 11 contain an office component. We also own interests in eight development projects under construction. See “Schedule III – Consolidated Real Estate and Accumulated Depreciation” for a list of encumbrances on our properties.
Operating Properties
The following table summarizes the Company’s operating properties by region and state as of December 31, 2021:

(GLA and ABR in thousands)		Total Retail Operating Portfolio				Total Office Components
Region/State	Number of Properties[1]	Owned GLA/NRA[2]	Total % Leased	Total Weighted ABR[3]	% of Weighted ABR[3]	Owned GLA/NRA[2]	Total % Leased	Total Weighted ABR[3]	% of Weighted ABR[3]
South
Texas	45	7,718	93.0%	$141,449	24.0%	434	84.2%	$11,350	1.9%
Florida	29	3,537	92.9%	58,314	9.9%	38	97.9%	1,054	0.2%
Maryland	7	1,745	92.0%	34,147	5.8%	224	100.0%	3,314	0.6%
North Carolina	8	1,537	94.0%	30,306	5.1%	—	—%	—	—%
Virginia	7	1,121	88.6%	27,864	4.7%	158	96.4%	5,007	0.8%
Georgia	10	1,706	99.4%	25,716	4.4%	—	—%	—	—%
Tennessee	3	580	98.4%	8,158	1.4%	—	—%	—	—%
Oklahoma	3	505	88.5%	7,455	1.3%	—	—%	—	—%
South Carolina	2	258	95.4%	3,073	0.5%	—	—%	—	—%
Total South	114	18,707	93.4%	336,482	57.1%	854	91.2%	20,725	3.5%

West
Washington	10	1,682	94.3%	29,702	5.0%	—	—%	—	—%
Nevada	4	766	98.7%	23,976	4.1%	—	—%	—	—%
California	3	652	98.6%	14,738	2.5%	—	—%	—	—%
Arizona	5	727	95.7%	14,425	2.4%	—	—%	—	—%
Utah	2	392	97.0%	7,417	1.3%	—	—%	—	—%
Total West	24	4,219	96.3%	90,258	15.3%	—	—%	—	—%

Midwest
Indiana	16	1,618	90.4%	28,220	4.8%	369	100.0%	7,285	1.2%
Illinois	9	1,264	89.2%	25,958	4.4%	163	73.8%	4,013	0.7%
Michigan	1	308	83.6%	6,602	1.1%	—	—%	—	—%
Missouri	1	453	92.3%	4,124	0.7%	—	—%	—	—%
Ohio	1	236	89.0%	1,899	0.3%	—	—%	—	—%
Total Midwest	28	3,879	89.6%	66,803	11.3%	532	92.0%	11,298	1.9%

Northeast
New York	8	1,212	95.1%	34,312	5.8%	174	100.0%	7,527	1.3%
New Jersey	4	343	89.6%	10,999	1.9%	—	—%	—	—%
Massachusetts	1	272	96.2%	5,435	0.9%	—	—%	—	—%
Connecticut	1	206	89.3%	3,625	0.6%	—	—%	—	—%
Pennsylvania	1	136	100.0%	1,982	0.4%	—	—%	—	—%
Total Northeast	15	2,169	94.1%	56,353	9.6%	174	100.0%	7,527	1.3%

Total	181	28,974	93.4%	$549,896	93.3%	1,560	92.4%	$39,550	6.7%

1	Number of properties represents consolidated and unconsolidated retail properties and the Company’s single standalone office property in Indianapolis, IN.
2	Owned GLA/NRA represents gross leasable area owned by the Company and excludes the square footage of development and redevelopment projects.
3	Weighted ABR and percent of weighted ABR includes ground lease rent and represents the Company’s share of the ABR at consolidated and unconsolidated properties.

Development and Redevelopment Projects
 In addition to our operating properties, as of December 31, 2021, we owned an interest in eight development projects currently under construction. The following table sets forth information with respect to the Company’s active development projects as of December 31, 2021:

($ in thousands)
Project	MSA	KRG Ownership %	Projected Completion Date[1]	Total Commercial GLA	Total Multifamily Units	Total Project Costs[2]	KRG Equity Requirement[2]	KRG Remaining Spend	Estimated Stabilized NOI to KRG	Estimated Remaining NOI to Come Online[3]
Active Projects
Eddy Street Commons at Notre Dame, IN – Phase III	South Bend, IN	100%	Q1 2022	18,600	—	$7,500	$7,500	$1,200	$0.6M–$0.7M	$0.4M–$0.5M
Shoppes at Quarterfield	Washington, D.C./Baltimore	100%	Q2 2022	58,000	—	4,800	4,800	3,900	$1.0M–$1.1M	$0.0M–$0.1M
One Loudoun – Residential	Washington, D.C./Baltimore	90%	Q2 2022	—	378	13,500	13,500	8,325	$6.3M–$6.5M	$4.8M–$5.0M
Circle East	Washington, D.C./Baltimore	100%	Q3 2022	82,000	370	15,100	15,100	14,700	$1.9M–$2.2M	$1.1M–$1.4M
One Loudoun – Pads G&H Commercial	Washington, D.C./Baltimore	100%	Q2 2023	67,000	—	10,200	10,200	8,600	$1.7M–$2.1M	$0.2M–$0.6M
The Landing at Tradition – Phase II	Port St. Lucie, FL	100%	Q2 2023	39,900	—	10,900	10,900	10,800	$1.1M–$1.2M	$0.6M–$0.7M
Carillon MOB	Washington, D.C./Baltimore	100%	Q4 2024	126,000	—	59,700	59,700	57,600	$3.5M–$4.0M	$3.1M–$3.6M
The Corner – IN4	Indianapolis, IN	50%	Q4 2024	24,000	285	63,900	—	—	$1.7M–$1.9M	$1.7M–$1.9M
Total				415,500	1,033	$185,600	$121,700	$105,125	$17.8M–$19.7M	$11.9M–$13.8M

1	Completion date represents the earlier of one year after expected completion of project construction or expected substantial occupancy of the property.
2	Total project costs and KRG equity requirement represent expected costs to KRG post-merger and exclude any costs spent to date prior to the Merger.
3	Excludes in-place NOI and NOI related to tenants that have signed leases but have not yet commenced paying rent.
4	KRG does not have any equity requirements related to this development. Total project costs are at 100% and are net of a $13.5 million TIF.

Tenant Diversification
No individual retail or office tenant accounted for more than 2.5% of the portfolio’s ABR for the year ended December 31, 2021. The following table sets forth certain information for the largest 25 tenants open for business at the Company’s retail properties based on minimum rents in place as of December 31, 2021:

($ and GLA in thousands, except per square foot data)
Tenant	Number of Stores[1]	Total Leased GLA/NRA[2]	ABR[3]	ABR per Sq. Ft.[3]	% of Weighted ABR[4]
The TJX Companies, Inc.[5]	44	1,294	$14,536	$11.24	2.5%
Best Buy Co., Inc.[6]	16	633	10,915	17.25	2.0%
Ross Stores, Inc.	31	885	10,444	11.80	1.9%
PetSmart, Inc.	31	637	10,241	16.07	1.8%
Michaels Stores, Inc.	29	651	8,814	13.54	1.6%
Gap Inc.[7]	35	468	8,490	18.14	1.5%
Bed Bath & Beyond Inc.[8]	23	613	8,303	13.55	1.5%
Dick's Sporting Goods, Inc.[9]	12	591	7,187	12.15	1.3%
Publix Super Markets, Inc.	14	669	6,884	10.28	1.3%
Albertsons Companies, Inc.[10]	9	481	6,613	13.74	1.2%
Lowe's Companies, Inc.	7	168	400	2.38	1.1%
The Kroger Co.[11]	10	355	3,460	9.73	1.0%
Petco Health And Wellness Company, Inc.	22	299	5,346	17.90	1.0%
Ulta Beauty, Inc.	24	248	5,589	22.51	0.9%
Total Wine & More	13	305	5,069	16.60	0.9%
BJ's Wholesale Club, Inc.	2	245	4,939	20.18	0.9%
Five Below, Inc.	29	258	4,901	18.97	0.9%
Kohl's Corporation	7	361	2,993	8.28	0.9%
Burlington Stores, Inc.	8	445	4,496	10.11	0.8%
Ahold U.S.A. Inc.[12]	4	239	4,464	18.66	0.8%
Mattress Firm Group Inc.[13]	32	158	4,417	27.97	0.8%
DSW Designer Shoe Warehouse	16	314	4,678	14.92	0.8%
Office Depot, Inc.[14]	14	308	4,347	14.11	0.8%
Fitness International, LLC	5	205	4,092	19.92	0.7%
Party City Holdings Inc.	18	263	3,988	15.17	0.7%
Total Top Tenants	455	11,093	$155,606	$14.03	29.6%

1	Number of stores represents stores at consolidated and unconsolidated properties.
2	Excludes the square footage of structures located on land owned by the Company and ground-leased to tenants.
3	ABR represents the monthly contractual rent for December 31, 2021, for each applicable tenant multiplied by 12 and does not include tenant reimbursements. ABR represents 100% of the ABR at consolidated properties and the Company's share of the ABR at unconsolidated properties excluding ground lease rent.
4	Percent of weighted ABR includes ground lease rent and represents the Company's share of the ABR at consolidated and unconsolidated properties.
5	Includes TJ Maxx (19), Marshalls (13), HomeGoods (10), Homesense (1) and T.J. Maxx & HomeGoods combined (1).
6	Includes Best Buy (15) and Pacific Sales (1).
7	Includes Old Navy (25), The Gap (5), Banana Republic (3) and Athleta (2).
8	Includes Bed Bath and Beyond (14) and buybuy BABY (9).
9	Includes Dick's Sporting Goods (11) and Golf Galaxy (1).
10	Includes Safeway (4), Jewel-Osco (3) and Tom Thumb (2).
11	Includes Kroger (6), Harris Teeter (2), QFC (1) and Smith's (1).
12	Includes Stop & Shop (3) and Giant Foods (1).
13	Includes Mattress Firm (27) and Sleepy's (5).
14	Includes Office Depot (11) and OfficeMax (3).

Lease Expirations
In 2022, leases representing 9.1% of total retail ABR are scheduled to expire. The following tables show scheduled lease expirations for retail and office tenants and tenants open for business at in-process development projects as of December 31, 2021, assuming none of the tenants exercise renewal options.

						($ in thousands, except per square foot data)
Retail Portfolio
		Expiring GLA – Retail[2]				Expiring ABR per Sq. Ft.[3]
	Number of Expiring Leases[1]	Shop Tenants	Anchor Tenants	Expiring ABR (Pro-rata)	% of Total ABR (Pro-rata)	Shop Tenants	Anchor Tenants	Total
2022	520	1,177,508	1,196,248	$47,408	9.1%	$28.33	$11.81	$19.99
2023	585	1,361,374	2,634,810	78,221	15.0%	30.43	13.99	19.59
2024	584	1,334,044	2,580,920	75,482	14.5%	32.09	13.50	20.06
2025	442	1,061,370	2,551,286	64,728	12.4%	30.80	12.86	18.17
2026	436	984,890	2,447,939	63,743	12.3%	30.43	14.11	18.86
2027	309	763,399	1,915,123	46,774	9.0%	29.40	12.88	17.61
2028	166	422,238	956,761	28,473	5.5%	33.39	15.07	20.67
2029	154	359,184	1,111,043	30,350	5.8%	32.76	16.78	20.67
2030	124	375,170	565,268	19,201	3.7%	28.97	15.10	20.57
2031	123	339,768	606,950	20,070	3.9%	31.09	15.83	21.27
Beyond	149	328,386	2,067,162	45,829	8.8%	31.66	17.43	19.37
	3,592	8,507,331	18,633,510	$520,279	100.0%	$30.61	$14.23	$19.40

Office Portfolio
		Expiring GLA[2]
	Number of Expiring Leases[1]	Office Tenants	Expiring ABR (Pro-rata)	% of Total ABR (Pro-rata)	Expiring ABR per Sq. Ft.[3]
2022	47	361,608	$8,872	22.4%	$24.53
2023	35	126,396	3,878	9.8%	30.68
2024	42	234,639	6,354	16.1%	27.08
2025	11	166,084	3,531	8.9%	21.26
2026	11	51,422	1,727	4.4%	33.59
2027	10	61,513	2,094	5.3%	34.03
2028	5	112,519	2,951	7.5%	26.23
2029	5	75,943	2,813	7.1%	37.04
2030	4	41,061	903	2.3%	21.99
2031	4	121,003	3,058	7.7%	25.28
Beyond	4	90,599	3,369	8.5%	37.19
	178	1,442,787	$39,550	100.0%	$27.41

1
Lease expiration tables reflect rents in place as of December 31, 2021 and does not include option periods; 2022 expirations include 74 month-to-month tenants and 10 month-to-month office tenants. This column also excludes ground leases.

2	Expiring GLA excludes estimated square footage attributable to non-owned structures on land owned by the Company and ground-leased to tenants.
3	ABR represents the monthly contractual rent as of December 31, 2021 for each applicable tenant multiplied by 12. Excludes tenant reimbursements and ground lease revenue.
Lease Activity – New and Renewal
In 2021, the Company executed new and renewal leases on 363 individual spaces totaling 2.6 million square feet (10.7% cash leasing spread on 245 comparable leases). New leases were signed on 132 individual spaces for 0.7 million square feet of GLA (24.2% cash leasing spread on 67 comparable leases), while renewal leases were signed on 231 individual spaces for 1.8 million square feet of GLA (6.9% cash leasing spread on 178 comparable leases). Total executed leases includes leasing activity for the legacy RPAI portfolio from October 22, 2021 through December 31, 2021.

ITEM 3. LEGAL PROCEEDINGS
We are parties to routine litigation, claims, and administrative proceedings arising in the ordinary course of business. Management believes that such matters will not have a material adverse impact on our consolidated financial condition, results of operations or cash flows taken as a whole.
As previously disclosed in our joint proxy statement/prospectus, beginning on August 27, 2021, two purported RPAI stockholders filed substantially similar complaints against RPAI and the members of the RPAI board of directors (the “RPAI Board”) in the United States District Court for the Southern District of New York. One of these complaints also named Kite Realty and Merger Sub as defendants. The complaints were captioned as follows: Wang v. Retail Properties of America, Inc. et al., No. 1:21-cv-07237 (S.D.N.Y. filed August 27, 2021); and Hopkins v. Retail Properties of America, Inc. et al., No. 1:21-cv-07324 (S.D.N.Y. filed August 31, 2021). The complaints variously asserted, among other things, claims under Section 14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 14a-9 promulgated thereunder against RPAI and the members of the RPAI Board and claims under Section 20(a) of the Exchange Act against the members of the RPAI Board (and, in one case, Kite Realty and Merger Sub) for allegedly causing a materially incomplete and misleading registration statement on Form S-4 to be filed on August 23, 2021 with the SEC. Four additional lawsuits were filed against RPAI and the members of the RPAI Board between September 14, 2021 and October 8, 2021 under the captions Callebs v. Retail Properties of America, Inc. et al., No. 1:21-cv-07593 (S.D.N.Y. filed September 10, 2021); Sheridan v. Retail Properties of America, Inc., et al., No. 1:21-cv-04066-SCJ (N.D.Ga. filed October 1, 2021); Whitfield v. Retail Properties of America, Inc. et al., No. 2:21-cv-04390 (E.D.Pa. filed October 6, 2021); and Reinhardt v Retail Properties of America, Inc. et al., No. 1:21-cv-04187 (N.D. Ga. filed October 8, 2021), which were substantially similar to the other two complaints. Also, on September 15, 2021, a purported Kite Realty shareholder filed a complaint against Kite Realty and the members of the Kite Realty board of trustees in the United States District Court for the Eastern District of New York, captioned as follows: Gentry v. Kite Realty Group Trust et al., No. 1:21-cv-05142 (E.D.N.Y. filed September 15, 2021). The complaint asserted substantially similar claims under Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 as the other complaints against RPAI and the RPAI Board.
Plaintiffs sought, among other things, to enjoin or rescind the Merger, an award of damages in the event the Merger was consummated, and an award of costs and attorneys’ fees. Subsequent to completion of the RPAI merger, and subsequent to December 31, 2021, the lawsuits described in the preceding paragraph were voluntarily dismissed. We believe that the claims asserted in the actions were without merit.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common shares are currently listed and traded on the New York Stock Exchange (the “NYSE”) under the symbol “KRG.” On February 24, 2022, the closing price of our common shares on the NYSE was $21.91.
Holders
The number of registered holders of record of our common shares was 10,651 as of February 24, 2022. This total excludes beneficial or non-registered holders that held their shares through various brokerage firms. This figure does not represent the actual number of beneficial owners of our common shares because our common shares are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.
Distributions, if any, will be declared and paid at the discretion of our Board of Trustees and will depend upon a number of factors, including cash generated by operating activities, our financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Code, and such other factors as our Board of Trustees deem relevant.
Distributions by us to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes will be taxable to shareholders as either ordinary dividend income or capital gain income if so declared by us. Distributions in excess of taxable earnings and profits generally will be treated as a non-taxable return of capital. These distributions, to the extent that they do not exceed the shareholder’s adjusted tax basis in its common shares, have the effect of deferring taxation until the sale of a shareholder’s common shares. To the extent that distributions are both in excess of taxable earnings and profits and the shareholder’s adjusted tax basis in its common shares, the distribution will be treated as gain from the sale of common shares. In order to maintain our qualification as a REIT, we must make annual distributions to shareholders of at least 90% of our “REIT taxable income” (determined before the deduction for dividends paid and excluding net capital gains) and we must make distributions to shareholders equal to 100% of our net taxable income to eliminate U.S. federal income tax liability. Under certain circumstances, we could be required to make distributions in excess of cash available for distributions in order to meet such requirements. For the taxable year ended December 31, 2021, approximately 13.4% of our distributions to shareholders constituted a return of capital and approximately 86.6% constituted taxable capital gains dividends.
Under our Revolving Facility, we are permitted to make distributions to our shareholders provided that no event of default exists. If an event of default exists, we may only make distributions sufficient to maintain our REIT status. However, we may not make any distributions if any event of default resulting from nonpayment or bankruptcy exists, or if our obligations under the Revolving Facility are accelerated.
Issuer Repurchases; Unregistered Sales of Securities
During the three months ended December 31, 2021, certain of our employees surrendered common shares owned by them to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under our Plan. These shares were repurchased by the Company.
The following table summarizes all of these repurchases during the three months ended December 31, 2021:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs[1]
October 1, 2021 to October 31, 2021	488,206	$21.01	N/A	$150,000,000
November 1, 2021 to November 30, 2021	202,116	$21.62	N/A	$150,000,000
December 1, 2021 to December 31, 2021	—	$—	N/A	$150,000,000
Total	690,322	$21.12
1Represents amounts outstanding under the Company’s authorized $150 million share repurchase program announced in February 2021. In February 2022, the Company extended its share repurchase program for an additional year. This program may be suspended or terminated at any time by the Company and, as extended, will terminate on February 28, 2023, if not terminated or extended prior to that date.

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
The following graph compares the cumulative total shareholder return of our common shares for the period from December 31, 2016 to December 31, 2021, to the S&P 500 Index and the published NAREIT All Equity REIT Index over the same period. The graph assumes that the value of the investment in our common shares and each index was $100 at December 31, 2016 and that all cash distributions were reinvested. The shareholder return shown on the graph below is not indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Kite Realty Group Trust, the S&P 500 Index
and the FTSE Nareit Equity REITs Index

$250
$200
$150
$100
$50
$0
12/16
3/17
6/17
9/17
12/17
3/18
6/18
9/18
12/18
3/19
6/19
9/19
12/19
3/20
6/20
9/20
12/20
3/21
6/21
9/21
12/21
Kite Realty Group Trust
S&P 500
FTSE Nareit Equity REITs

*$100 invested on 12/31/16 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2022 Standard & Poor's, a division of S&P Global. All rights reserved.

The actual returns shown on the graph above are as follows:

	12/16	6/17	12/17	6/18	12/18	6/19	12/19	6/20	12/20	6/21	12/21
Kite Realty Group Trust	$100.00	$82.82	$88.39	$79.93	$68.54	$78.35	$104.93	$63.91	$83.78	$125.57	$126.45
S&P 500	$100.00	$109.34	$121.83	$125.06	$116.49	$138.09	$153.17	$148.45	$181.35	$209.01	$233.41
FTSE NAREIT Equity REITs	$100.00	$102.70	$105.23	$106.30	$100.36	$118.21	$126.45	$102.80	$116.34	$141.88	$166.64

ITEM 6. [RESERVED]
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
Overview
In the following overview, we discuss, among other things, the status of our business and properties, the effect that current U.S. economic conditions is having on our retail tenants and us, and the current state of the financial markets and how it impacts our financing strategy.
Our Business and Properties
Kite Realty Group Trust is a publicly held real estate investment trust which, through its majority-owned subsidiary, Kite Realty Group, L.P., owns interests in various operating subsidiaries and joint ventures engaged in the ownership, operation, acquisition, development and redevelopment of high-quality, open-air shopping centers and mixed-use assets in select markets in the United States. We derive revenues primarily from activities associated with the collection of contractual rents and reimbursement payments from tenants at our properties. Therefore, our operating results depend materially on, among other things, the ability of our tenants to make required lease payments, the health and resilience of the U.S. retail sector, interest rate volatility, job growth and real estate market and overall economic conditions.
As of December 31, 2021, we owned interests in 180 operating retail properties totaling approximately 29.0 million square feet and one office property with 0.3 million square feet. Of the 180 operating retail properties, 11 contain an office component. We also owned eight development projects under construction as of this date.
Merger with RPAI
On October 22, 2021, we completed the merger with RPAI in accordance with the Agreement and Plan of Merger dated July 18, 2021 (the “Merger Agreement”), by and among the Company, its wholly owned subsidiary KRG Oak, LLC (“Merger Sub”) and RPAI, pursuant to which RPAI merged with and into Merger Sub (the “Merger”). Immediately following the closing of the Merger, Merger Sub merged with and into the Operating Partnership so that all of the assets and liabilities of the Company continue to be held at or below the Operating Partnership level. As a result of the Merger, we acquired 100 operating retail properties and five active development projects along with multiple parcels of entitled land for future value creation, creating a top five open-air shopping center REIT. The combined high-quality, open-air portfolio is a mixture of predominantly necessity-based, grocery-anchored neighborhood and community centers, combined with vibrant mixed-use assets. The Merger serves to more than double the Company’s presence in high-growth markets that have mild or temperate climates and no or relatively low income taxes, while also introducing and/or enhancing its presence in strategic gateway markets. In addition, the combined company has additional opportunities to further increase shareholder value, including leasing of pandemic-related vacancies, optimizing NOI margins, lowering the Company’s cost of capital, and completing select development projects. Pursuant to the terms of the Merger Agreement, each outstanding share of RPAI common stock converted into the right to receive 0.623 common shares of the Company plus cash in lieu of fractional Company shares. The Operating Partnership issued an equivalent amount of General Partner Units to the Parent Company.
Portfolio Update
As has become more evident since the COVID-19 pandemic began and as we began to operate as a combined company, high-quality real estate located in high-quality markets matters. Open-air centers are thriving for a variety of reasons including their ability to act as last mile fulfillment centers and their convenient and affordable nature for retailers and consumers. This includes conveniently located and easily accessible parking fields, lower operating costs as compared to other retail formats, and essential anchors that drive daily trips. In addition, the Company’s property types are particularly suited for retailers’ current and evolving needs, including curbside pick-up and buying online and picking up in store (“BOPIS”), that we believe will benefit from tenant demand for additional space. The strength of the Company’s real estate is evidenced by our continued strong cash leasing spreads and ABR for the retail portfolio of $19.36 per square foot. The Company has continued to improve its asset quality and through its Merger with RPAI, acquired a refined portfolio of high-quality, open-air shopping centers and mixed-use assets.

In evaluating potential acquisition, development, and redevelopment opportunities, we look for strong sub-markets where average household income, educational attainment, population density, traffic counts and daytime workforce populations are above the broader market average. We also focus on locations that are benefiting from current population migratory patterns, namely major cities in business-friendly states with no or relatively low income taxes, and mild or temperate climates. In our largest sub-markets, household incomes are significantly higher and state income taxes are relatively lower than the medians for the broader markets.
In addition to targeting sub-markets with strong consumer demographics, we focus on having the most desirable tenant mix at each center. We have aggressively targeted and executed leases with prominent grocers including Publix, Aldi, Whole Foods, and Trader Joe’s, expanding retailers such as TJ Maxx, Ross Dress for Less, Burlington, and Old Navy, service and restaurant retailers and other retailers such as Ulta Beauty, REI, Five Below and Total Wine. Additionally, we have identified cost-efficient ways to relocate, re-tenant and renegotiate leases at several of our properties allowing us to attract more suitable tenants.
Capital and Financing Activities
In 2021, we were able to enhance our already-strong balance sheet, increase our financial flexibility, and improve our liquidity to fund future growth with our transformative Merger with RPAI. Prior to the Merger, we had taken various steps to enhance our liquidity, including the issuance of $175.0 million of Exchangeable Notes in the first quarter of 2021 to proactively fund our 2022 debt maturities. We ended 2021 with approximately $1.0 billion of combined cash and borrowing capacity on our Revolving Facility. In addition, as of December 31, 2021, we had $153.5 million of debt principal scheduled to mature through December 31, 2022 that we expect to retire using cash on hand and short-term deposits.
The three investment grade credit ratings we maintain provide us with access to the unsecured public bond market, which we may continue to use in the future to finance acquisition activity, repay maturing debt and fix interest rates.
Results of Operations
As of December 31, 2021, we owned interests in 180 operating retail properties, one office property and eight development projects currently under construction. Of the 180 operating retail properties, 11 contain an office component. The following table sets forth the total operating properties and development projects that we owned as of December 31, 2021, 2020 and 2019:

	Number of Properties
	2021	2020	2019
Operating retail properties	180	83	82
Office and other components	12	4	4
Development and redevelopment projects	8	5	5
The comparability of results of operations is affected by our Merger with RPAI completed on October 22, 2021, in which we acquired 100 operating retail properties as well as five active development projects, along with the development, redevelopment, and operating property acquisition and disposition activities in 2019 through 2021. Therefore, we believe it is most useful to review the comparisons of our results of operations for these years (as set forth below under “Comparison of Operating Results for the Years Ended December 31, 2021 and 2020”) in conjunction with the discussion of these activities during those periods, which is set forth below. Results from operations for the year ended December 31, 2021 reflect the combined operation for the approximately two and a half months since the Company’s Merger with RPAI on October 22, 2021. In the future, our results of operations will reflect the combined operations for the entire period presented. Therefore, our historical financial statements may not be indicative of future operations results.
Property Acquisitions
During the years ended December 31, 2021, 2020 and 2019, in addition to the properties we acquired in the Merger, we acquired the following properties:

Property Name	MSA	Acquisition Date	Owned GLA
Pan Am Plaza Garage	Indianapolis, IN	March 2019	N/A
Nora Plaza	Indianapolis, IN	August 2019	139,670
Eastgate Crossing	Raleigh, NC	December 2020	156,276
Nora Plaza outparcel	Indianapolis, IN	December 2021	23,722

Operating Property Dispositions
During the years ended December 31, 2021 and 2019, we sold the following operating properties. We did not sell any operating properties during the year ended December 31, 2020.

Property Name	MSA	Disposition Date	Owned GLA
Whitehall Pike	Bloomington, IN	March 2019	128,997
Beechwood Promenade	Athens, GA	April 2019	297,369
Village at Bay Park	Green Bay, WI	May 2019	82,254
Lakewood Promenade	Jacksonville, FL	May 2019	196,655
Palm Coast Landing	Palm Coast, FL	May 2019	168,352
Lowe’s – Perimeter Woods	Charlotte, NC	May 2019	166,085
Cannery Corner	Las Vegas, NV	May 2019	30,738
Temple Terrace	Tampa, FL	June 2019	90,328
University Town Center	Oklahoma City, OK	June 2019	348,877
Gainesville Plaza	Gainesville, FL	July 2019	162,189
Bolton Plaza	Jacksonville, FL	July 2019	154,155
Eastgate Plaza	Las Vegas, NV	July 2019	96,594
Burnt Store	Punta Gorda, FL	July 2019	95,625
Landstown Commons	Virginia Beach, VA	August 2019	398,139
Lima Marketplace	Fort Wayne, IN	September 2019	100,461
Hitchcock Plaza	Aiken, SC	September 2019	252,211
Merrimack Village Center	Manchester, NH	September 2019	78,892
Publix at Acworth	Atlanta, GA	October 2019	69,628
The Centre at Panola	Atlanta, GA	October 2019	73,075
Beacon Hill	Crown Point, IN	October 2019	56,820
Bell Oaks Centre	Evansville, IN	November 2019	94,958
Boulevard Crossing	Kokomo, IN	December 2019	124,634
South Elgin Commons	Chicago, IL	December 2019	128,000
Westside Market	Dallas, TX	October 2021	93,377
Development and Redevelopment Projects
During portions of the years ended December 31, 2021, 2020, and 2019, the following projects were under active development or redevelopment and removed from our operating portfolio:

Project Name	MSA	Transition to Development or Redevelopment[1]	Transition to Operating Portfolio	Owned Commercial GLA
Courthouse Shadows[2]	Naples, FL	June 2013	Sold	124,802
Hamilton Crossing Centre[3,4]	Indianapolis, IN	June 2014	Pending	92,283
The Corner[3,4]	Indianapolis, IN	December 2015	Pending	24,000
Eddy Street Commons – Phase II	South Bend, IN	September 2017	December 2020	8,200
Eddy Street Commons – Phase III	South Bend, IN	September 2020	Pending	18,600
Glendale Town Center[3]	Indianapolis, IN	March 2019	December 2021	199,021
The Landing at Tradition – Phase II	Port St. Lucie, FL	September 2021	Pending	39,900
Carillon MOB[5]	Washington, D.C.	October 2021	Pending	126,000
Circle East[5]	Baltimore, MD	October 2021	Pending	82,000
One Loudoun Downtown – Residential and Pads G&H Commercial[5]	Washington, D.C.	October 2021	Pending	67,000
Shoppes at Quarterfield[5]	Baltimore, MD	October 2021	Pending	58,000

1	Transition date represents the date the property was transferred from our operating portfolio into redevelopment status. For legacy RPAI projects, the transition date represents the later of the date of the closing of the Merger and the date the project was transferred into redevelopment status.
2	This property was sold in 2020.
3	This property has been identified as a redevelopment property and is not included in the operating portfolio or the same property pool.
4	This redevelopment will include the creation of a mixed-use development.
5	Projects were assumed as part of the Merger with RPAI in October 2021.
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
We also use same property NOI (“Same Property NOI”), a non-GAAP financial measure, to evaluate the performance of our properties. Same Property NOI excludes properties that have not been owned for the full period presented. It also excludes net gains from outlot sales, straight-line rent revenue, lease termination income in excess of lost rent, amortization of lease intangibles and significant prior period expense recoveries and adjustments, if any. When we receive payments in excess of any accounts receivable for terminating a lease, Same Property NOI will include such excess payments as monthly rent until the earlier of the expiration of 12 months or the start date of a replacement tenant. We believe that Same Property NOI is helpful to investors as a measure of our operating performance because it includes only the NOI of properties that have been owned for the full period presented. We believe such presentation eliminates disparities in net income due to the acquisition or disposition of properties during the particular periods presented and thus provides a more consistent metric for the comparison of our properties. Same Property NOI includes the results of properties that have been owned for the entire current and prior year reporting periods.
NOI and Same Property NOI should not, however, be considered as alternatives to net income (calculated in accordance with GAAP) as indicators of our financial performance. Our computation of NOI and Same Property NOI may differ from the methodology used by other REITs and, therefore, may not be comparable to such other REITs.
When evaluating the properties that are included in the same property pool, we have established specific criteria for determining the inclusion of properties acquired or those recently under development. An acquired property is included in the same property pool when there is a full quarter of operations in both years subsequent to the acquisition date. Development and redevelopment properties are included in the same property pool four full quarters after the properties have been transferred to the operating portfolio. A redevelopment property is first excluded from the same property pool when the execution of a redevelopment plan is likely and we (a) begin recapturing space from tenants or (b) the contemplated plan significantly impacts the operations of the property. At December 31, 2021, the same property pool excluded (i) the recently completed Glendale Town Center and Eddy Street Commons – Phase II development projects, (ii) eight active development and redevelopment projects, (iii) the 2020 acquisition of Eastgate Crossing, (iv) the legacy RPAI portfolio, and (v) office properties.

The following table reflects Same Property NOI1 and a reconciliation to net loss attributable to common shareholders for the years ended December 31, 2021 and 2020 (unaudited):

	Year Ended December 31,
($ in thousands)	2021	2020	Change
Number of properties in same property pool for the period	82	82

Leased percentage at period end	93.1%	91.4%
Economic occupancy percentage[2]	89.1%	92.0%

Same Property NOI	$190,232	$179,325	6.1%

Reconciliation of Same Property NOI to most directly comparable GAAP measure:
Net operating income – same properties	$190,232	$179,325
Net operating income – non-same activity[3]	76,759	10,063
Total property net operating income	266,991	189,388
Other income (expense), net	1,491	(357)
General, administrative and other	(33,984)	(30,840)
Merger and acquisition costs	(86,522)	—
Depreciation and amortization	(200,460)	(128,648)
Interest expense	(60,447)	(50,399)
Gain on sales of operating properties, net	31,209	4,733
Net loss (income) attributable to noncontrolling interests	916	(100)
Net loss attributable to common shareholders	$(80,806)	$(16,223)

1	Same Property NOI excludes (i) the recently completed Glendale Town Center and Eddy Street Commons – Phase II development projects, (ii) eight active development and redevelopment projects, (iii) the 2020 acquisition of Eastgate Crossing, (iv) the legacy RPAI portfolio, and (v) office properties.
2	Excludes leases that are signed but for which tenants have not yet commenced the payment of cash rent. Calculated as a weighted average based on the timing of cash rent commencement and expiration during the period.
3	Includes non-cash activity across the portfolio as well as net operating income from properties not included in the same property pool including properties sold during both periods.
Our Same Property NOI increased 6.1% in 2021 compared to 2020 primarily due to improved collection activity resulting in a significant reduction in bad debt expense in 2021 compared to 2020, which was more heavily impacted by the COVID-19 pandemic. When excluding the impact of 2020 collections, Same Property NOI grew by approximately 4.0%.
Funds From Operations
Funds from Operations (“FFO”) is a widely used performance measure for real estate companies and is provided here as a supplemental measure of operating performance. We calculate FFO, a non-GAAP financial measure, in accordance with the best practices described in the April 2002 National Policy Bulletin of the National Association of Real Estate Investment Trusts (“NAREIT”), as restated in 2018. The NAREIT white paper defines FFO as net income (calculated in accordance with GAAP), excluding depreciation and amortization related to real estate, gains and losses from the sale of certain real estate assets, gains and losses from change in control, and impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity.
Considering the nature of our business as a real estate owner and operator, the Company believes that FFO is helpful to investors in measuring our operational performance because it excludes various items included in net income that do not relate to or are not indicative of our operating performance, such as gains or losses from sales of depreciated property and depreciation and amortization, which can make periodic and peer analyses of operating performance more difficult. FFO excludes the gain on the sale of the ground lease portfolios as these sales were part of our capital strategy distinct from our ongoing operating strategy of selling individual land parcels from time to time. FFO (a) should not be considered as an alternative to net income (calculated in accordance with GAAP) for the purpose of measuring our financial performance, (b) is not an alternative to cash flow from operating activities (calculated in accordance with GAAP) as a measure of our liquidity, and (c) is not indicative of funds available to satisfy our cash needs, including our ability to make distributions. Our computation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do. For informational purposes, we have also provided FFO adjusted for loss on debt extinguishment.
From time to time, the Company may report or provide guidance with respect to “NAREIT FFO as adjusted” which removes the impact of certain non-recurring and non-operating transactions or other items the Company does not consider to be representative of its core operating results including, without limitation, gains or losses associated with the early extinguishment of debt, gains or losses associated with litigation involving the Company that is not in the normal course of business, merger and acquisition costs, the impact on earnings from employee severance, the excess of redemption value over carrying value of preferred stock redemption, and the impact of 2020 bad debt or the collection of 2020 accounts receivable previously written off (“2020 Collection Impact”), which are not otherwise adjusted in the Company’s calculation of FFO.
Our calculations of FFO1 and reconciliation to consolidated net income and FFO, as adjusted, for the years ended December 31, 2021, 2020 and 2019 (unaudited) are as follows:

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Consolidated net loss	$(81,722)	$(16,123)	$(2)
Less: net income attributable to noncontrolling interests in properties	(514)	(528)	(528)
Less: gain on sales of operating properties, net	(31,209)	(4,733)	(38,971)
Add: impairment charges	—	—	37,723
Add: depreciation and amortization of consolidated and unconsolidated entities, net of noncontrolling interests	201,834	130,091	133,184
FFO of the Operating Partnership[1]	88,389	108,707	131,406
Less: Limited Partners' interests in FFO	(1,945)	(2,826)	(3,153)
FFO attributable to Kite Realty Group Trust common shareholders[1]	$86,444	$105,881	$128,253

FFO of the Operating Partnership[1]	$88,389	$108,707	$131,406
Add: merger and acquisition costs	86,522	—	—
Add: severance charges	—	3,253	—
Add: loss on debt extinguishment	—	—	11,572
Less: 2020 Collection Impact	(3,707)	—	—
FFO, as adjusted, of the Operating Partnership	$171,204	$111,960	$142,978

1	“FFO of the Operating Partnership” measures 100% of the operating performance of the Operating Partnership’s real estate properties. “FFO attributable to Kite Realty Group Trust common shareholders” reflects a reduction for the redeemable noncontrolling weighted average diluted interest in the Operating Partnership.
Earnings before Interest, Tax, Depreciation, and Amortization (EBITDA)
We define EBITDA, a non-GAAP financial measure, as net income before depreciation and amortization, interest expense and income tax expense of the TRS. For informational purposes, we also provide Adjusted EBITDA, which we define as EBITDA less (i) EBITDA from unconsolidated entities, (ii) gains on sales of operating properties or impairment charges, (iii) merger and acquisition costs, (iv) other income and expense, (v) noncontrolling interest EBITDA, and (vi) other non-recurring activity or items impacting comparability from period to period. Annualized Adjusted EBITDA is Adjusted EBITDA for the most recent quarter multiplied by four. Net Debt to Adjusted EBITDA is our share of net debt divided by Annualized Adjusted EBITDA. EBITDA, Adjusted EBITDA, Annualized Adjusted EBITDA and Net Debt to Adjusted EBITDA, as calculated by us, are not comparable to EBITDA and EBITDA-related measures reported by other REITs that do not define EBITDA and EBITDA-related measures exactly as we do. EBITDA, Adjusted EBITDA and Annualized Adjusted EBITDA do not represent cash generated from operating activities in accordance with GAAP and should not be considered alternatives to net income as an indicator of performance or as alternatives to cash flows from operating activities as an indicator of liquidity.
Considering the nature of our business as a real estate owner and operator, we believe that EBITDA, Adjusted EBITDA and the ratio of Net Debt to Adjusted EBITDA are helpful to investors in measuring our operational performance because they exclude various items included in net income that do not relate to or are not indicative of our operating performance, such as gains or losses from sales of depreciated property and depreciation and amortization, which can make periodic and peer analyses of operating performance more difficult. For informational purposes, we also provide Annualized Adjusted EBITDA, adjusted as described above. We believe this supplemental information provides a meaningful measure of our operating performance. We believe presenting EBITDA and the related measures in this manner allows investors and other interested parties to form a more meaningful assessment of our operating results.

The following table presents a reconciliation of our EBITDA, Adjusted EBITDA and Annualized Adjusted EBITDA to consolidated net income (the most directly comparable GAAP measure) and a calculation of Net Debt to Adjusted EBITDA.

($ in thousands)	Three Months Ended December 31, 2021
Consolidated net loss	$(100,155)
Adjustments to net loss:
Depreciation and amortization	109,835
Interest expense	23,061
Income tax benefit of taxable REIT subsidiary	(2)
EBITDA	32,739
Adjustments to EBITDA:
Unconsolidated EBITDA	882
Merger and acquisition costs	76,564
Pro forma adjustments[1]	14,368
Gain on sales of operating properties, net	(3,692)
Other income and expense, net	(508)
Noncontrolling interests	(118)
Adjusted EBITDA	120,235

Annualized Adjusted EBITDA[2]	$480,939

Company share of Net Debt:
Mortgage and other indebtedness, net	$3,150,808
Less: Partner share of consolidated joint venture debt[3]	(580)
Less: cash, cash equivalents, restricted cash and short-term deposits	(226,644)
Plus: Company share of unconsolidated joint venture debt	30,164
Less: debt discounts, premiums and issuance costs, net	(58,583)
Company share of Net Debt	$2,895,165
Net Debt to Adjusted EBITDA	6.0x

1	Pro forma adjustments to reflect as if the properties (including the legacy RPAI portfolio) acquired during the fourth quarter of 2021 were owned for the entire period.
2	Represents Adjusted EBITDA for the three months ended December 31, 2021 (as shown in the table above) multiplied by four.
3	Partner share of consolidated joint venture debt is calculated based upon the partner's pro-rata ownership of the joint venture, multiplied by the related secured debt balance.

Comparison of Operating Results for the Years Ended December 31, 2021 and 2020
The following table reflects changes in the components of our consolidated statements of operations for the years ended December 31, 2021 and 2020:

($ in thousands)	2021	2020	Net change 2020 to 2021
Revenue:
Rental income	$367,399	$257,670	$109,729
Other property-related revenue	4,683	8,597	(3,914)
Fee income	1,242	378	864
Total revenue	373,324	266,645	106,679

Expenses:
Property operating	55,561	41,012	14,549
Real estate taxes	49,530	35,867	13,663
General, administrative and other	33,984	30,840	3,144
Merger and acquisition costs	86,522	—	86,522
Depreciation and amortization	200,460	128,648	71,812
Total expenses	426,057	236,367	189,690

Gain on sales of operating properties, net	31,209	4,733	26,476

Operating (loss) income	(21,524)	35,011	(56,535)
Interest expense	(60,447)	(50,399)	(10,048)
Income tax benefit of taxable REIT subsidiary	310	696	(386)
Equity in loss of unconsolidated subsidiaries	(416)	(1,685)	1,269
Other income, net	355	254	101
Net loss	(81,722)	(16,123)	(65,599)
Net loss (income) attributable to noncontrolling interests	916	(100)	1,016
Net loss attributable to Kite Realty Group Trust	(80,806)	(16,223)	$(64,583)

Property operating expense to total revenue ratio	14.9%	15.4%	(0.5%)
Rental income (including tenant reimbursements) increased $109.7 million, or 42.6%, due to the following:

($ in thousands)	Net change 2020 to 2021
Properties or components of properties sold during 2020 or 2021	$(2,606)
Properties under redevelopment or acquired during 2020 and/or 2021	4,243
Properties acquired in the Merger with RPAI	94,716
Properties fully operational during 2020 and 2021 and other	13,376
Total	$109,729
The net increase of $13.4 million in rental income for properties that were fully operational during 2020 and 2021 is primarily due to improved collection activity leading to a decrease in bad debt expense, which contributed a positive variance of $10.7 million on billed rent and $5.1 million on straight-line rent. These positive variances were partially offset by lower base minimum rent of $1.7 million due to an increase in vacancies driven by the COVID-19 pandemic. The occupancy of the fully operational properties declined from 92.0% for 2020 to 89.1% for 2021.
We continued to experience strong leasing volumes in 2021 and continued to generate higher rents on new leases and renewals. The average rents for new comparable leases signed in 2021 were $21.38 per square foot compared to average expiring base rents of $17.22 per square foot in that period. The average base rents for renewals signed in 2021 were $18.09 per square foot compared to average expiring base rents of $16.92 per square foot in that period. For the entire portfolio, the spread between leased and occupied square footage is approximately 250 basis points and represents approximately $33.0 million of NOI that will come online in the future. In addition, the ABR per square foot of our operating retail portfolio continued to improve, as it increased to $19.36 per square foot as of December 31, 2021 from $18.42 per square foot as of December 31, 2020.

Other property-related revenue primarily consists of parking revenues, gains on the sale of land and other miscellaneous activity. This revenue decreased by $3.9 million primarily as a result of lower gains on sales of undepreciated assets of $5.5 million, partially offset by a recovery in parking revenue of approximately $1.0 million.
We recorded fee income of $1.2 million and $0.4 million for the years ended December 31, 2021 and 2020, respectively, from property management and development services provided to unconsolidated joint ventures.
Property operating expenses increased $14.5 million, or 35.5%, due to the following:

($ in thousands)	Net change 2020 to 2021
Properties or components of properties sold during 2020 or 2021	$(8)
Properties under redevelopment or acquired during 2020 and/or 2021	(27)
Properties acquired in the Merger with RPAI	14,247
Properties fully operational during 2020 and 2021 and other	337
Total	$14,549
The net increase of $0.3 million in property operating expenses for properties that were fully operational during 2020 and 2021 is primarily due to a continued focus on cost controls over certain operating expense spend in 2021. These provided savings of $1.3 million that were partially offset by an increase in insurance costs of $0.7 million due to higher premiums across the real estate industry that were realized upon renewal.
As a percentage of rental revenue, property operating expenses decreased between years from 15.4% to 14.9%. The decrease was primarily due to an increase in revenue in 2021.
Real estate taxes increased $13.7 million, or 38.1%, primarily as a result of the Merger with RPAI as detailed below:

($ in thousands)	Net change 2020 to 2021
Properties or components of properties sold during 2020 or 2021	$(189)
Properties under redevelopment or acquired during 2020 and/or 2021	494
Properties acquired in the Merger with RPAI	13,929
Properties fully operational during 2020 and 2021 and other	(571)
Total	$13,663
The net decrease of $0.6 million in real estate taxes for properties that were fully operational during 2020 and 2021 is primarily due to successful real estate tax appeals at certain properties in the portfolio in 2021. The majority of real estate tax expense is recoverable from tenants and such recovery is reflected in rental income.
General, administrative and other expenses increased $3.1 million, or 10.2%. The increase is primarily due to incremental head count as part of the Merger and higher share-based compensation expense.
The Company incurred $86.5 million of merger and acquisition costs related to its Merger with RPAI in 2021. These costs primarily consist of fairness opinion, severance charges, legal, professional, and data migration costs.
Depreciation and amortization expense increased $71.8 million, or 55.8%, primarily as a result of the Merger with RPAI as detailed below:

($ in thousands)	Net change 2020 to 2021
Properties or components of properties sold during 2020 or 2021	$(175)
Properties under redevelopment or acquired during 2020 and/or 2021	3,062
Properties acquired in the Merger with RPAI	79,790
Properties fully operational during 2020 and 2021 and other	(10,865)
Total	$71,812
The net increase of $3.1 million in properties under redevelopment or acquired during 2020 and 2021 is primarily due to a full year of operations for Eastgate Crossing, which was acquired in 2020. The net decrease of $10.9 million in depreciation and amortization at properties fully operational during 2020 and 2021 is due to $4.0 million of accelerated depreciation recorded in 2020 in connection with the write-off of assets taken out of service along with certain assets being fully depreciated in the prior year.
Interest expense increased $10.0 million or 19.9%. The increase is primarily due to interest costs of $9.3 million related to debt assumed in conjunction with the Merger along with incremental interest for the Exchangeable Notes issued in March 2021.
We recorded a net gain of $31.2 million for the year ended December 31, 2021 on the sale of one operating property and a portfolio of 17 ground leases compared to a net gain of $4.7 million on the sale of one redevelopment property for the year ended December 31, 2020.
Management’s discussion of the financial condition, changes in financial condition and results of operations for the year ended December 31, 2020, with comparison to the year ended December 31, 2019, was included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2020.
Liquidity and Capital Resources
Overview
Our primary finance and capital strategy is to maintain a strong balance sheet with sufficient flexibility to fund our operating and investment activities in a cost-effective manner. We consider a number of factors when evaluating our level of indebtedness and when making decisions regarding additional borrowings or equity offerings, including the interest or dividend rate, the maturity date and the Company’s debt maturity ladder, the impact of financial metrics such as overall Company leverage levels and coverage ratios, and the Company’s ability to generate cash flow to cover debt service. We will continue to monitor the capital markets and may consider raising additional capital through the issuance of our common or preferred shares, unsecured debt securities, or other securities.
One of the benefits of the Merger was a strengthened balance sheet to provide the Company with increased liquidity, a well-staggered debt maturity ladder, and an appropriately sized development pipeline. As part of the Merger, we assumed an $850.0 million revolving line of credit, of which the borrowing capacity was $793.5 million as of December 31, 2021, along with other indebtedness.
Prior to the Merger, we had taken various steps to enhance our liquidity, including the issuance of $175.0 million of Exchangeable Notes in the first quarter of 2021 to proactively fund our 2022 debt maturities. In addition, we closed on multiple sales for net proceeds of $80.7 million during the year ended December 31, 2021, with the majority of the activity related to the sale of 17 ground leases and one operating property. As of December 31, 2021, we had approximately $93.2 million in cash on hand, $7.1 million in restricted cash and escrow deposits, $793.5 million of remaining availability under our Revolving Facility, $125.0 million of short-term deposits, and $153.5 million of debt maturities due in 2022. We believe we will have adequate liquidity over the next 12 months and beyond 2022 to operate our business and to meet our cash requirement. However, because we do not know the ultimate severity and length of the COVID-19 pandemic or the short- or long-term impact it may have on consumer behavior, and thus cannot predict the impact it will have on our tenants and on the debt and equity capital markets, we cannot estimate the ultimate impact it will have on our liquidity and capital resources.
Our Principal Capital Resources
For a discussion of cash generated from operations, see “Cash Flows,” beginning on page 46. In addition to cash generated from operations, our other principal capital resources are discussed below.
Over the last several years, we have made substantial progress in enhancing our liquidity position and reducing our leverage and borrowing costs. We continue to focus on a balanced approach to growth and staggering debt maturities in order to retain our financial flexibility.
As of December 31, 2021, we had approximately $793.5 million available under our Revolving Facility for future borrowings. We also had $218.2 million in cash, cash equivalents and short-term deposits as of December 31, 2021.
We were in compliance with all applicable financial covenants under our Revolving Facility, unsecured term loans, and senior unsecured notes as of December 31, 2021.
On November 16, 2021, the Company filed with the SEC a shelf registration statement on Form S-3, which is effective for a term of three years, relating to the offer and sale, from time to time, of an indeterminate amount of equity and debt securities. Equity securities may be offered and sold by the Parent Company, and the net proceeds of any such offerings would be contributed to the Operating Partnership in exchange for additional General Partner Units. Debt securities may be offered and sold by the Operating Partnership with the Operating Partnership receiving the proceeds. From time to time, we may issue securities under this shelf registration statement for general corporate purposes, which may include acquisitions of additional properties, repayment of outstanding indebtedness, capital expenditures, the expansion, redevelopment, and/or improvement of properties in our portfolio, working capital and other general purposes.
On February 23, 2021, the Company and the Operating Partnership entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with each of BofA Securities, Inc., Citigroup Global Markets Inc., KeyBanc Capital Markets Inc. and Raymond James & Associates, Inc., pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $150.0 million of its common shares of beneficial interest, $0.01 par value per share under an at-the-market offering program (the “ATM Program”). On November 30, 2021, the Company and the Operating Partnership amended the Equity Distribution Agreement to reflect the filing by the Company and the Operating Partnership of a shelf registration statement on November 16, 2021 with the SEC. As of December 31, 2021, the Company has not sold any common shares under the ATM Program. The Operating Partnership intends to use the net proceeds, if any, to repay borrowings under its Revolving Facility and other indebtedness and for working capital and other general corporate purposes. The Operating Partnership may also use net proceeds for acquisitions of operating properties and the development or redevelopment of properties, although there are currently no understandings, commitments or agreements to do so.
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
Our Principal Liquidity Needs
Short-Term Liquidity Needs
Near-Term Debt Maturities. As of December 31, 2021, we had $153.5 million of secured debt scheduled to mature in 2022, excluding scheduled monthly principal payments. We believe we have sufficient liquidity to repay this obligation from cash on hand and short-term deposits.
Other Short-Term Liquidity Needs. The requirements for qualifying as a REIT and for a tax deduction for some or all of the dividends paid to shareholders necessitate that we distribute at least 90% of our taxable income on an annual basis. Such requirements cause us to have substantial liquidity needs over both the short and long term. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our operating properties, scheduled interest payments of approximately $115 million in 2022 and scheduled principal payments on our debt of approximately $3.7 million in 2022, expected dividend payments to our common shareholders and Common Unit holders, and recurring capital expenditures.
 In February 2022, our Board of Trustees declared a cash distribution of $0.20 per common share and Common Unit for the first quarter of 2022. This distribution is expected to be paid on April 15, 2022 to common shareholders and Common Unit holders of record as of April 8, 2022. Future distributions, if any, are at the discretion of the Board of Trustees, who will continue to evaluate our sources and uses of capital, liquidity position, operating fundamentals, maintenance of our REIT qualification and other factors they may deem relevant.
Other short-term liquidity needs include expenditures for tenant improvements, external leasing commissions and recurring capital expenditures. During the year ended December 31, 2021, we incurred $3.8 million for recurring capital expenditures on operating properties, $14.7 million for tenant improvements and external leasing commissions, and $9.7 million to re-lease anchor space at our operating properties related to tenants open and operating as of December 31, 2021 (excluding development and redevelopment projects). We currently anticipate incurring approximately $100 million of additional major tenant improvement costs related to executed leases for currently vacant space at a number of our operating properties over the next 12 to 18 months. We believe we have the ability to fund these costs through cash flow from operations or by borrowing on the Revolving Facility.
As of December 31, 2021, we had eight development projects under construction, including five projects assumed in the Merger with RPAI. Total estimated costs for these projects are $185.6 million, of which our share is estimated to be $121.7 million. As of December 31, 2021, we have incurred $16.6 million of these costs. We anticipate incurring the majority of the remaining costs for these projects over the next 24 months and believe we have the ability to fund these projects through cash flow from operations or by borrowing on the Revolving Facility.

Share Repurchase Plan
In February 2021, the Company’s Board of Trustees approved a share repurchase program, authorizing share repurchases up to an aggregate of $150.0 million (the “Share Repurchase Program”). In February 2022, the Company extended its share repurchase program for an additional year. The Share Repurchase Program, as extended, will terminate on February 28, 2023, if not terminated or extended prior to that date. As of December 31, 2021, the Company has not repurchased any shares under its Share Repurchase Program. The Company intends to fund any future repurchases under the Share Purchase Program with cash on hand or availability under the Revolving Facility, subject to any applicable restrictions. The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will depend upon prevailing market conditions, regulatory requirements and other factors.
Long-Term Liquidity Needs
Our long-term liquidity needs consist primarily of funds necessary to pay for any new development projects, redevelopment of existing properties, non-recurring capital expenditures, acquisitions of properties, payment of indebtedness at maturity and obligations under ground leases.
Selective Acquisitions, Developments and Joint Ventures. We may selectively pursue the acquisition, development and redevelopment of other properties, which would require additional capital. It is unlikely that we would have sufficient funds on hand to meet these long-term capital requirements. We would have to satisfy these needs through additional borrowings, sales of common or preferred shares, issuance of Operating Partnership units, cash generated through property dispositions and/or participation in joint venture arrangements. We cannot be certain that we would have access to these sources of capital on satisfactory terms, if at all, to fund our long-term liquidity requirements. We evaluate all future opportunities against pre-established criteria including, but not limited to, location, demographics, expected return, tenant credit quality, tenant relationships, and the amount of existing retail space. Our ability to access the capital markets will be dependent on a number of factors, including general capital market conditions.
Potential Debt Repurchases. We may from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to repurchase our senior unsecured notes maturing at various dates through September 2030 in open market transactions, by tender offer or otherwise, as market conditions warrant.
Commitments under Ground Leases. We are obligated under 12 ground leases for approximately 98 acres of land as of December 31, 2021. Most of these ground leases require fixed annual rent payments and the expiration dates of the remaining initial terms of these ground leases range from 2023 to 2092.
Capital Expenditures on Consolidated Properties
The following table summarizes cash capital expenditures for our development and redevelopment projects and other capital expenditures for the year ended December 31, 2021:

($ in thousands)	Year Ended December 31, 2021
Active development and redevelopment projects	$22,546
Redevelopment opportunities	10
Recently completed projects and other	13,686
Anchor re-tenanting	9,662
Recurring operating capital expenditures (primarily tenant improvements)	11,409
Total	$57,313
We capitalize certain indirect costs such as interest, payroll, and other general and administrative costs related to these development activities. If we had experienced a 10% reduction in development and redevelopment activities, without a corresponding decrease in indirect project costs, we would have recorded additional expense of $0.2 million for the year ended December 31, 2021.
Impact of Changes in Credit Ratings on Our Liquidity
We previously received investment grade corporate credit ratings from two nationally recognized credit rating agencies and these ratings were unchanged during 2021. We were assigned an investment grade corporate credit rating from a third nationally recognized rating agency in October 2021.

In the future, these ratings could change based upon, among other things, the impact that prevailing economic conditions may have on our results of operations and financial condition, including as a result of the impact of the COVID-19 pandemic. Credit rating reductions by one or more rating agencies could also adversely affect our access to funding sources, the cost and other terms of obtaining funding, as well as our overall financial condition, operating results and cash flow.
Cash Flows
As of December 31, 2021, we had cash, cash equivalents and restricted cash of $100.4 million. We may be subject to concentrations of credit risk with regard to our cash and cash equivalents. We place our cash and short-term investments with highly rated financial institutions. While we attempt to limit our exposure at any point in time, occasionally, such cash and investments may temporarily be in excess of FDIC and SIPC insurance limits. We also maintain certain compensating balances in several financial institutions in support of borrowings from those institutions. Such compensating balances were not material to the consolidated balance sheets.
Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020
Cash provided by operating activities was $100.4 million for the year ended December 31, 2021, an increase of $4.8 million from the same period of 2020. The cash flows were positively impacted by the completion of the Merger, which generated incremental operating income, along with improved collection activity including previously deferred rent from the COVID-19 pandemic. This improvement was partially offset by costs paid as part of the Merger along with higher interest costs related to the debt assumed in the Merger.
Cash used in investing activities was $91.0 million for the year ended December 31, 2021, and $80.8 million in the same period of 2020. Highlights of significant cash sources and uses in investing activities are as follows:
•Cash acquired in the Merger with RPAI in 2021 of $15.0 million;
•Net proceeds of $80.7 million related to the sale of one operating property and 17 ground leases in 2021 and other land parcels compared to net proceeds of $23.0 million related to the sale of one redevelopment property and five parcels of land in 2020;
•Acquisition of a multi-tenant retail outparcel at Nora Plaza in 2021 and acquisition deposits for $10.4 million compared to the acquisition of Eastgate Crossing in 2020 for $65.3 million;
•Investment in a short-term interest-bearing deposit of $125.0 million using the proceeds from the March 2021 Exchangeable Notes; and
•Increase in capital expenditures of $19.0 million, partially offset by a change in construction payables of $4.4 million in 2021.
Cash provided by financing activities was $44.5 million for the year ended December 31, 2021, and cash used in financing activities was $20.9 million in the same period of 2020. Highlights of significant cash sources and uses in financing activities are as follows:
•In March 2021, we issued $175.0 million of Exchangeable Notes in a private placement offering to proactively fund our 2022 debt maturities. In connection with this issuance, we incurred transaction costs of $6.0 million and purchased capped calls for $9.8 million;
•In October 2021, we borrowed $40.0 million on the Revolving Facility;
•In 2021, we paid down debt by $77.6 million using a portion of the proceeds from the sale of 17 ground leases and the Exchangeable Notes;
•In 2021, we made distributions to common shareholders and Common Unit holders of $60.0 million, compared to distributions of $39.7 million in 2020;
•In March 2020, we borrowed $300.0 million on our $600.0 million unsecured revolving line of credit as a precautionary measure to increase our cash position and preserve financial flexibility in light of uncertainty in the global markets resulting from the COVID-19 pandemic. During the remainder of 2020, we repaid the $300.0 million borrowing on the unsecured revolving line of credit as we became incrementally more confident in the recovery from the COVID-19 pandemic; and

•In December 2020, we borrowed $25.0 million on the $600.0 million unsecured revolving line of credit to fund a portion of the purchase price of Eastgate Crossing, which was repaid in February 2021.
Management’s discussion of the cash flows for the year ended December 31, 2019, with comparison to the year ended December 31, 2020, was included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2020.
Other Matters
Financial Instruments
We are exposed to capital market risk, such as changes in interest rates. In order to reduce the volatility relating to interest rate risk, we may enter into interest rate hedging arrangements from time to time. We do not use derivative financial instruments for trading or speculative purposes.
Obligations in Connection with Projects Under Construction
We are obligated under various completion guarantees with tenants to complete tenant-specific spaces currently under construction. We believe we currently have sufficient financing in place to fund our investment in any existing or future projects through cash from operations or borrowings on our Revolving Facility.
In addition, we have provided a repayment guaranty on a $33.8 million construction loan with the development of Embassy Suites at Eddy Street Commons consistent with our 35% ownership interest. As of December 31, 2021, the current outstanding loan balance is $33.6 million, of which our share is $11.8 million.
Our share of estimated future costs for under construction and future developments and redevelopments is further discussed on page 44 in the “Short- and Long-Term Liquidity Needs” section.
Outstanding Indebtedness
The following table presents details of outstanding consolidated indebtedness as of December 31, 2021 and 2020, adjusted for hedges:

($ in thousands)	December 31, 2021	December 31, 2020
Senior unsecured notes	$1,749,635	$550,000
Exchangeable senior notes – fixed rate	175,000	—
Unsecured revolving credit facility	55,000	25,000
Unsecured term loans	720,000	250,000
Mortgage notes payable – fixed rate	363,577	295,966
Mortgage notes payable – variable rate	29,013	55,110
Debt discounts, premiums and issuance costs, net	58,583	(5,282)
Total mortgage and other indebtedness, net	$3,150,808	$1,170,794
Consolidated indebtedness, including weighted average maturities and weighted average interest rates at December 31, 2021, is summarized below:

($ in thousands)	Amount Outstanding	Ratio	Weighted Average Interest Rate	Weighted Average Maturity (in years)
Fixed rate debt[1]	$2,853,212	92%	4.00%	4.6
Variable rate debt[2]	239,013	8%	3.01%	4.2
Debt discounts, premiums and issuance costs, net	58,583	N/A	N/A	N/A
Total consolidated debt	$3,150,808	100%	3.92%	4.6

1	Fixed rate debt includes the portion of variable rate debt that has been hedged by interest rate swaps. As of December 31, 2021, $720.0 million in variable rate debt is hedged to a fixed rate for a weighted average of 3.2 years.
2	Variable rate debt includes the portion of fixed rate debt that has been hedged by interest rate swaps. As of December 31, 2021, $155.0 million in fixed rate debt is hedged to a floating rate for a weighted average of 3.7 years.
Mortgage indebtedness is collateralized by certain real estate properties and leases and is generally repaid in monthly installments of interest and principal with maturities over various terms through 2032.

Variable interest rates on mortgage indebtedness is based on LIBOR plus 160 basis points. At December 31, 2021, the one-month LIBOR interest rate was 0.10%. Fixed interest rates on mortgages payable range from 3.75% to 5.73%.
Critical Accounting Estimates
Our significant accounting policies are more fully described in Note 2 to the accompanying consolidated financial statements. As disclosed in Note 2, the preparation of financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the compilation of our financial condition and results of operations and, in some cases, require management’s most difficult, subjective, and complex judgments.
Acquisition of Real Estate Investments
In accordance with ASC 805, Business Combinations, we accounted for the Merger as a business combination using the acquisition method of accounting, which requires the application of a screen test to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets to determine whether a transaction is accounted for as an asset acquisition or business combination.
Upon acquisition of real estate operating properties, including those assets acquired in the Merger with RPAI, we estimate the fair value of acquired identifiable tangible assets and identified intangible assets and liabilities, assumed debt, and any noncontrolling interest in the acquiree at the date of acquisition, based on evaluation of information and estimates available at that date. Based on these estimates, we record the estimated fair value to the applicable assets and liabilities. In making estimates of fair values, a number of sources are utilized, including information obtained as a result of pre-acquisition due diligence, marketing and leasing activities. The estimates of fair value were determined to have primarily relied upon Level 2 and Level 3 inputs, as defined below.
Fair value is determined for tangible assets and intangibles, including:
•the fair value of the building on an as-if-vacant basis and the fair value of land determined either by comparable market data, real estate tax assessments, independent appraisals or other relevant data;
•above-market and below-market in-place lease values for acquired properties, which are based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over the remaining non-cancelable term of the leases. Any below-market renewal options are also considered in the in-place lease values. The capitalized above-market and below-market lease values are amortized as a reduction of or addition to rental income over the term of the lease. Should a tenant vacate, terminate its lease, or otherwise notify us of its intent to do so, the unamortized portion of the lease intangibles would be charged or credited to income;
•the value of having a lease in place at the acquisition date. We utilize independent and internal sources for our estimates to determine the respective in-place lease values. Our estimates of value are made using methods similar to those used by independent appraisers. Factors we consider in our analysis include an estimate of costs to execute similar leases including tenant improvements, leasing commissions and foregone costs and rent received during the estimated lease-up period as if the space was vacant. The value of in-place leases is amortized to expense over the remaining initial terms of the respective leases; and
•the fair value of any assumed financing that is determined to be above or below market terms. We utilize third party and independent sources for our estimates to determine the respective fair value of each mortgage and other indebtedness, including related derivative instruments, assumed. The fair market value of each is amortized to interest expense over the remaining initial terms of the respective instrument.
We also consider whether there is any value to in-place leases that have a related customer relationship intangible value. Characteristics we consider in determining these values include the nature and extent of existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality, and expectations of lease renewals, among other factors. To date, no tenant relationship has been developed that is considered to have a current intangible value.

Valuation of Investment Properties
Management reviews operational and development projects, land parcels and intangible assets for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. This review for possible impairment requires certain assumptions, estimates, and significant judgment. Examples of situations considered to be impairment indicators for both operating properties and development projects include, but are not limited to:
•a substantial decline in or continued low occupancy rate or cash flow;
•expected significant declines in occupancy in the near future;
•continued difficulty in leasing space;
•a significant concentration of financially troubled tenants;
•a reduction in anticipated holding period;
•a cost accumulation or delay in project completion date significantly above and beyond the original development or redevelopment estimate;
•a significant decrease in market price not in line with general market trends; and
•any other quantitative or qualitative events or factors deemed significant by the Company’s management or Board of Trustees.
Impairment losses for investment properties and intangible assets are measured when the undiscounted cash flows estimated to be generated by the investment properties during the expected holding period are less than the carrying amounts of those assets. The evaluation of impairment is subject to certain management assumptions including projected net operating income, anticipated hold period, expected capital expenditures and the capitalization rate used to estimate the property’s residual value. Impairment losses are recorded as the excess of the carrying value over the estimated fair value of the asset. Our impairment review for land and development properties assumes we have the intent and ability to complete the developments or projected uses for the land parcels. If we determine those plans will not be completed or our assumptions with respect to operating assets are not realized, an impairment loss may be appropriate.
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
Contractual minimum base rent, percentage rent, and expense reimbursements from tenants for common area maintenance costs, insurance and real estate taxes are our principal sources of revenue. Base minimum rents are recognized on a straight-line basis over the terms of the respective leases. Certain lease agreements contain provisions that grant additional rents based on a tenant’s sales volume (contingent overage rent). Overage rent is recognized when tenants achieve the specified sales targets as defined in their lease agreements. If we determine that collectibility is probable, we recognize income from rentals based on the methodology described above. We have accounts receivable due from tenants and are subject to the risk of tenant defaults and bankruptcies that may affect the collection of outstanding receivables. These receivables are reduced for credit loss, which is recognized as a reduction to rental income. We regularly evaluate the collectibility of these lease-related receivables by analyzing past due account balances and consider such facts as the credit quality of our customer, historical write-off experience, tenant credit-worthiness and current economic trends when evaluating the collectibility of rental income. Although we estimate uncollectible receivables and provide for them through charges against income, actual experience may differ from those estimates.

We recognize the sale of real estate when control transfers to the buyer. As part of our ongoing business strategy, we will, from time to time, sell properties, land parcels and outlots, some of which are ground-leased to tenants.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to financial instruments depend upon prevailing interest rates. We are exposed to interest rate changes primarily through our Revolving Facility and unsecured term loans and other property-specific variable-rate mortgages. Our objectives with respect to interest rate risk are to balance the potential impact of interest rate changes on operations and cash flows against our desire to lower our overall borrowing costs. To achieve these objectives, we may borrow at fixed or variable rates and enter into derivative financial instruments such as interest rate swaps, hedges, etc., in order to mitigate the interest rate risk. As a matter of policy, we do not use financial instruments for trading or speculative transactions.
We had $3.2 billion of outstanding consolidated indebtedness as of December 31, 2021 (inclusive of net unamortized debt discounts, premiums and issuance costs of $58.6 million). As of December 31, 2021, we were party to various consolidated interest rate hedge agreements totaling $875.0 million with maturities over various terms through 2026. Reflecting the effects of these hedge agreements, our fixed and variable rate debt would have been $2.9 billion (92%) and $239.0 million (8%), respectively, of our total consolidated indebtedness at December 31, 2021.
As of December 31, 2021, we had $153.5 million of fixed rate debt scheduled to mature during 2022. A 100-basis point change in interest rates would not materially impact the annual cash flows associated with this debt as we expect to repay these loans using cash on hand. A 100-basis point change in interest rates on our unhedged variable rate debt as of December 31, 2021 would change our annual cash flow by $2.4 million. Based upon the terms of our variable rate debt, we are most vulnerable to a change in short-term LIBOR interest rates.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements of the Company included in this Report are listed in Part IV, Item 15(a) of this report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Kite Realty Group Trust
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Parent Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Parent Company’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective.
Management Report on Internal Control Over Financial Reporting
The Parent Company is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision of and with the participation of the Parent Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Parent Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control – Integrated Framework, the Parent Company’s management has concluded that its internal control over financial reporting was effective as of December 31, 2021.
The SEC permits companies to exclude certain acquisitions from their assessments of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. Accordingly, due to the fourth quarter closing date of the Merger, management’s assessment of the effectiveness of the Parent Company’s internal control over financial reporting excluded the operations of the RPAI portfolio, which was acquired by the Parent Company, through the Operating Partnership, on October 22, 2021. On that date, RPAI and its related entities became wholly owned subsidiaries of the Parent Company with total assets of $5.0 billion and total revenues of $94.9 million included in the Parent Company’s consolidated financial statements as of and for the year ended December 31, 2021.

The Parent Company’s independent auditors, KPMG LLP, an independent registered public accounting firm, have issued a report on its internal control over financial reporting as stated in their report which is included herein.
There was no change to the Parent Company’s internal control over financial reporting during the fourth quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
The Parent Company’s internal control system was designed to provide reasonable assurance to our management and Board of Trustees regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Kite Realty Group, L.P.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Operating Partnership’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Operating Partnership’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective.
Management Report on Internal Control Over Financial Reporting
The Operating Partnership is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision of and with the participation of the Operating Partnership’s management, including its Chief Executive Officer and Chief Financial Officer, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control – Integrated Framework, the Operating Partnership’s management has concluded that its internal control over financial reporting was effective as of December 31, 2021.
The SEC permits companies to exclude certain acquisitions from their assessments of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. Accordingly, due to the fourth quarter closing date of the Merger, management’s assessment of the effectiveness of the Operating Partnership’s internal control over financial reporting excluded the operations of the RPAI portfolio, which was acquired by the Operating Partnership on October 22, 2021. On that date, RPAI and its related entities became wholly owned subsidiaries of the Operating Partnership with total assets of $5.0 billion and total revenues of $94.9 million included in the Operating Partnership’s consolidated financial statements as of and for the year ended December 31, 2021.
The Operating Partnership’s independent auditors, KPMG LLP, an independent registered public accounting firm, have issued a report on its internal control over financial reporting as stated in their report which is included herein.
There was no change to the Operating Partnership’s internal control over financial reporting during the fourth quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
The Operating Partnership’s internal control system was designed to provide reasonable assurance to our management and Board of Trustees regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Trustees of Kite Realty Group Trust:
Opinion on Internal Control Over Financial Reporting
We have audited Kite Realty Group Trust and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the years then ended, and the related notes and financial statement schedule III – Consolidated Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements), and our report dated February 28, 2022 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired Retail Properties of America, Inc. during 2021, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, Retail Properties of America, Inc.’s internal control over financial reporting associated with total assets of $5.0 billion and total revenues of $94.9 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Retail Properties of America, Inc.
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
February 28, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of Kite Realty Group, L.P. and subsidiaries and Board of Trustees of Kite Realty Group Trust:
Opinion on Internal Control Over Financial Reporting
We have audited Kite Realty Group, L.P. and subsidiaries’ (the Partnership) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, partner’s equity, and cash flows for the years then ended, and the related notes and financial statement schedule III – Consolidated Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements), and our report dated February 28, 2022 expressed an unqualified opinion on those consolidated financial statements.
The Partnership acquired Retail Properties of America, Inc. during 2021, and management excluded from its assessment of the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2021, Retail Properties of America, Inc.’s internal control over financial reporting associated with total assets of $5.0 billion and total revenues of $94.9 million included in the consolidated financial statements of the Partnership as of and for the year ended December 31, 2021. Our audit of internal control over financial reporting of the Partnership also excluded an evaluation of the internal control over financial reporting of Retail Properties of America, Inc.
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
/s/ KPMG LLP
Indianapolis, Indiana
February 28, 2022

ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is hereby incorporated by reference to the material appearing in our 2022 Annual Meeting Proxy Statement (the “Proxy Statement”), which we intend to file within 120 days after our fiscal year-end in accordance with Regulation 14A.
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
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

EXHIBIT INDEX

Exhibit No.	Description	Location
2.1	Agreement and Plan of Merger by and among Kite Realty Group Trust, KRG Magellan, LLC and Inland Diversified Real Estate Trust, Inc., dated February 9, 2014	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on February 11, 2014

2.2	Agreement and Plan of Merger, dated as of July 18, 2021, by and among Kite Realty Group Trust, KRG Oak, LLC, and Retail Properties of America, Inc.	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 19, 2021

3.1	Articles of Amendment and Restatement of Declaration of Trust of the Kite Realty Group Trust, as supplemented and amended	Filed herewith

3.2	Second Amended and Restated Bylaws of the Company, as amended	Filed herewith

3.3	Certificate of Limited Partnership of Kite Realty Group, L.P.	Incorporated by reference to Exhibit 3.7 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 22, 2021

4.1	Form of Common Share Certificate	Incorporated by reference to Exhibit 4.1 to Kite Realty Group Trust’s registration statement on Form S-11 (File No. 333-114224) declared effective by the SEC on August 10, 2004

4.2	Indenture, dated September 26, 2016, between Kite Realty Group, L.P., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 27, 2016

4.3	First Supplemental Indenture, dated September 26, 2016, among Kite Realty Group, L.P., Kite Realty Group Trust, as possible future guarantor, and U.S. Bank National Association	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 27, 2016

4.4	Form of Global Note representing the Notes	Incorporated by reference to Exhibits 4.2 and 4.3 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 27, 2016

4.5	Indenture, dated as of March 22, 2021, among Kite Realty Group, L.P., as issuer, Kite Realty Group Trust, as REIT, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 22, 2021

4.6	Form of Global Note representing the 0.75% Exchangeable Senior Notes due 2027 (included in Exhibit 4.5)	Incorporated by reference to Exhibit 4.1 and 4.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 22, 2021

4.7	Indenture, dated March 12, 2015, by and between Retail Properties of America, Inc. as Issuer and U.S. Bank National Association as Trustee	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Retail Properties of America, Inc. filed with the SEC on March 12, 2015

4.8	First Supplemental Indenture, dated March 12, 2015, by and between Retail Properties of America, Inc. as Issuer and U.S. Bank National Association as Trustee	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Retail Properties of America, Inc. filed with the SEC on March 12, 2015

4.9	Second Supplemental Indenture, dated July 21, 2020, by and between Retail Properties of America, Inc. as Issuer and U.S. Bank National Association as Trustee	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Retail Properties of America, Inc. filed with the SEC on July 21, 2020

4.10	Third Supplemental Indenture, dated August 25, 2020, by and between Retail Properties of America, Inc. as Issuer and U.S. Bank National Association as Trustee	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Retail Properties of America, Inc. filed with the SEC on August 25, 2020

4.11	Fourth Supplemental Indenture, dated as of October 22, 2021, between Kite Realty Group, L.P., as successor company, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

4.12	Description of Registrant's Securities	Filed herewith

10.1	Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P., dated as of August 16, 2004	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.2	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P., dated as of December 7, 2010	Incorporate by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on December 13, 2010

10.3	Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 12, 2012

10.4	Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 29, 2014

10.5	Amendment No. 4 to Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 5, 2019

10.6	Amendment No. 5 to Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 26, 2019

10.7	Executive Employment Agreement, dated as of December 29, 2020, by and between the Company and John A. Kite*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on December 31, 2020

10.8	Executive Employment Agreement, dated as of December 29, 2020, by and between the Company and Thomas K. McGowan*	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on December 31, 2020

10.9	Executive Employment Agreement, dated as of December 29, 2020, by and between the Company and Heath R. Fear*	Incorporated by reference to Exhibit 10.3 the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on December 31, 2020

10.10	Executive Employment Agreement, dated as of August 6, 2014, by and between the Company and Scott E. Murray*	Incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust filed with the SEC on November 10, 2014

10.11	Separation Agreement, dated as of November 3, 2020, by and between the Company and Scott E. Murray*	Incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 22, 2021

10.12	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group Trust, Kite Realty Group, L.P. and John A. Kite*	Incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.13	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group Trust, Kite Realty Group, L.P. and Thomas K. McGowan*	Incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.14	Indemnification Agreement, dated as of February 27, 2015, by and between Kite Realty Group Trust, Kite Realty Group, L.P., and Scott E. Murray*	Incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

10.15	Indemnification Agreement, dated as of November 5, 2018, by and among Kite Realty Group Trust, Kite Realty Group, L.P. and Heath R. Fear*	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on November 7, 2018

10.16	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group Trust, Kite Realty Group, L.P. and William E. Bindley*	Incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.17	Indemnification Agreement, dated as of March 8, 2013, by and between Kite Realty Group Trust, Kite Realty Group, L.P. and Victor J. Coleman*	Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on March 8, 2013

10.18	Indemnification Agreement, dated as of March 7, 2014, by and between Kite Realty Group Trust, Kite Realty Group, L.P. and Christie B. Kelly*	Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on March 7, 2014

10.19	Indemnification Agreement, dated as of March 7, 2014, by and between Kite Realty Group Trust, Kite Realty Group, L.P. and David R. O’Reilly*	Incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on March 7, 2014

10.20	Indemnification Agreement, dated as of March 7, 2014, by and between Kite Realty Group Trust, Kite Realty Group, L.P. and Barton R. Peterson*	Incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of Kite Realty Group Trust filled with the SEC on March 7, 2014

10.21	Indemnification Agreement, dated as of February 27, 2015, by and between Kite Realty Group Trust, Kite Realty Group, L.P., and Lee A. Daniels*	Incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

10.22	Indemnification Agreement, dated as of February 27, 2015, by and between Kite Realty Group Trust, Kite Realty Group, L.P., and Charles H. Wurtzebach*	Incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

10.23	Indemnification Agreement, dated as of February 16, 2021, by and between Kite Realty Group Trust, Kite Realty Group, L.P. and Caroline L. Young*	Incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 22, 2021

10.24	Indemnification Agreement, dated as of March 24, 2021, by and among Kite Realty Group Trust, Kite Realty Group, L.P. and Derrick Burks	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 25, 2021

10.25	Indemnification Agreement, dated as of October 22, 2021, by and among Kite Realty Group Trust, Kite Realty Group, L.P. and Bonnie S. Biumi	Incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.26	Indemnification Agreement, dated as of October 22, 2021, by and among Kite Realty Group Trust, Kite Realty Group, L.P. and Gerald M. Gorski	Incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.27	Indemnification Agreement, dated as of October 22, 2021, by and among Kite Realty Group Trust, Kite Realty Group, L.P. and Steven P. Grimes	Incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.28	Indemnification Agreement, dated as of October 22, 2021, by and among Kite Realty Group Trust, Kite Realty Group, L.P. and Peter L. Lynch	Incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.29	Kite Realty Group Trust 2008 Employee Share Purchase Plan*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 12, 2008

10.30
Registration Rights Agreement, dated as of August 16, 2004, by and among the Company, Alvin E. Kite, Jr., John A. Kite, Paul W. Kite, Thomas K. McGowan, Daniel R. Sink, George F. McMannis, Mark Jenkins, C. Kenneth Kite, David Grieve and KMI Holdings, LLC
Incorporated by reference to Exhibit 10.32 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.31	Amendment No. 1 to Registration Rights Agreement, dated August 29, 2005, by and among the Company and the other parties listed on the signature page thereto	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust filed with the SEC on November 14, 2005

10.32	Registration Rights Agreement, dated as of March 22, 2021, by and among Kite Realty Group Trust, Kite Realty Group, L.P. and the initial purchasers party thereto	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 22, 2021

10.33	Tax Protection Agreement, dated August 16, 2004, by and among the Company, Kite Realty Group, L.P., Alvin E. Kite, Jr., John A. Kite, Paul W. Kite, Thomas K. McGowan and C. Kenneth Kite	Incorporated by reference to Exhibit 10.33 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.34	Form of 2014 Outperformance LTIP Unit Award Agreement *	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 29, 2014

10.35	Form of 2016 Outperformance Plan LTIP Unit Agreement*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on February 3, 2016

10.36	Kite Realty Group Trust 2013 Equity Incentive Plan, as amended and restated as of February 28, 2019 *	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 17, 2019

10.37	Form of Nonqualified Share Option Agreement under 2013 Equity Incentive Plan*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 14, 2013

10.38	Form of Restricted Share Agreement under 2013 Equity Incentive Plan*	Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 14, 2013

10.39	Retail Properties of America, Inc. Amended and Restated 2014 Long-Term Equity Compensation Plan	Incorporated by reference to Exhibit 10.1 of the Registration on Form S-8 of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.40	Kite Realty Group Trust Trustee Deferred Compensation Plan*	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust filed with the SEC on August 9, 2006

10.41	Form of Performance Share Unit Agreement under 2013 Equity Incentive Plan*	Incorporated by reference to Exhibit 10.38 of the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2017

10.42	Form of Performance Restricted Share Agreement under 2013 Equity Incentive Plan*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on November 7, 2018

10.43	Form of Appreciation Only LTIP Unit Agreement*	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 5, 2019

10.44	Form of LTIP Unit Agreement*	Incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 22, 2021

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

10.48	Guaranty, dated as of April 30, 2012, by the Company and certain subsidiaries of the Operating Partnership party thereto	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 4, 2012

10.49	Term Loan Agreement, dated as of October 25, 2018, by and among Kite Realty Group, L.P., KeyBank National Association, as Administrative Agent, and the other lenders party thereto	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 26, 2018

10.50	Springing Guaranty, dated as of October 25, 2018, by Kite Realty Group Trust	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 26, 2018

10.51	Note Purchase Agreement, dated as of August 28, 2015, by and among Kite Realty Group, L.P., and the other parties named therein as Purchasers	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 3, 2015

10.52
Sixth Amended and Restated Credit Agreement, dated as of July 8, 2021, by and among Retail Properties of America, Inc. as Borrower and KeyBank National Association as Administrative Agent, Wells Fargo Securities, LLC and KeyBanc Capital Markets Inc. as Joint Book Managers, Wells Fargo Bank, National Association as Syndication Agent, Capital One, National Association, PNC Capital Markets LLC, Regions Capital Markets, and TD Bank, N.A. as Joint Lead Arrangers, each of Capital One, National Association, PNC Bank, National Association, Regions Bank, TD Bank, N.A., U.S. Bank National Association, Bank of America, N.A., Citibank, N.A., and The Bank of Nova Scotia as Documentation Agents, and certain lenders from time to time parties hereto, as Lenders
Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Retail Properties of America, Inc. filed with the SEC on August 4, 2021.

10.53
First Amendment to Sixth Amended and Restated Credit Agreement, dated as of October 22, 2021, by and among Kite Realty Group, L.P., KeyBank National Association, as administrative agent, and the lenders party thereto
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.54	Springing Guaranty, dated as of October 22, 2021, by Kite Realty Group Trust	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.55
Term Loan Agreement, dated as of July 17, 2019, by and among Retail Properties of America, Inc., as borrower, and KeyBank National Association, as administrative agent, KeyBanc Capital Markets Inc., as book runner, KeyBanc Capital Markets Inc., Branch Banking and Trust Company, PNC Capital Markets LLC, TD Bank and Wells Fargo Bank, National Association, as joint lead arrangers, Branch Banking and Trust Company, PNC Bank, National Association, TD Bank and Wells Fargo Bank, National Association, as co-syndication agents, and the initial lenders named therein
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Retail Properties of America, Inc. filed with the SEC on July 23, 2019

10.56
First Amendment to Term Loan Agreement, dated as of May 4, 2020, by and among Retail Properties of America, Inc. as Borrower and KeyBank National Association as Administrative Agent and certain lenders from time to time parties thereto, as Lenders
Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Retail Properties of America, Inc. filed with the SEC on May 6, 2020

10.57
Second Amendment to Term Loan Agreement, dated as of July 19, 2021, by and among Retail Properties of America, Inc. as Borrower and KeyBank National Association as Administrative Agent and certain lenders from time to time parties thereto, as Lenders
Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Retail Properties of America, Inc. filed with the SEC on August 4, 2021

10.58	Third Amendment to Term Loan Agreement, dated as of October 22, 2021, by and among Kite Realty Group, L.P., KeyBank National Association, as administrative agent, and the lenders party thereto	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.59	Springing Guaranty, dated as of October 22, 2021, by Kite Realty Group Trust	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.60
Term Loan Agreement, dated as of November 22, 2016, by and among Retail Properties of America, Inc. as Borrower and Capital One, National Association as Administrative Agent, Capital One, National Association, PNC Capital Markets LLC, TD Bank, N.A., and Regions Bank as Joint Lead Arrangers and Joint Book Managers, TD Bank, N.A. as Syndication Agent, PNC Capital Markets LLC and Regions Bank as Co-Documentation Agent, and Certain Lenders from time to time parties thereto, as Lenders
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Retail Properties of America, Inc. filed with the SEC on November 29, 2016

10.61
First Amendment to Term Loan Agreement, dated as of May 17, 2018, by and among Retail Properties of America, Inc. as Borrower and Capital One, National Association as Administrative Agent and certain lenders from time to time parties thereto, as Lenders
Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Retail Properties of America, Inc. filed with the SEC on August 1, 2018

10.62
Second Amendment to Term Loan Agreement, dated as of November 20, 2018, by and among Retail Properties of America, Inc. as Borrower and Capital One, National Association as Administrative Agent and certain lenders from time to time parties thereto, as Lenders
Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Retail Properties of America, Inc. filed with the SEC on February 13, 2019

10.63
Third Amendment to Term Loan Agreement, dated as of May 4, 2020, by and among Retail Properties of America, Inc. as Borrower and Capital One, National Association as Administrative Agent and certain lenders from time to time parties thereto, as Lenders
Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Retail Properties of America, Inc. filed with the SEC on May 6, 2020

10.64
Fourth Amendment to Term Loan Agreement, dated as of October 22, 2021, by and among Kite Realty Group, L.P., Kite Realty Group Trust, Capital One, National Association, as administrative agent, and the lenders party thereto
Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.65	Springing Guaranty, dated as of October 22, 2021, by Kite Realty Group Trust	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.66	Note Purchase Agreement dated as of May 16, 2014 among the Retail Properties of America, Inc. as issuer and certain institutions as purchasers	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Retail Properties of America, Inc. filed with the SEC on May 22, 2014

10.67	Assumption Agreement with respect to the 2014 Note Purchase Agreement, dated as of October 22, 2021, by Kite Realty Group, L.P.	Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.68	Springing Guaranty with respect to the 2014 Note Purchase Agreement, dated as of October 22, 2021, by Kite Realty Group Trust	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.69	Note Purchase Agreement dated as of September 30, 2016, among Retail Properties of America, Inc. as issuer and certain institutions as purchasers	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Retail Properties of America, Inc. filed with the SEC on October 5, 2016

10.70	Assumption Agreement with respect to the 2016 Note Purchase Agreement, dated as of October 22, 2021, by Kite Realty Group, L.P.	Incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.71	Springing Guaranty with respect to the 2016 Note Purchase Agreement, dated as of October 22, 2021, by Kite Realty Group Trust	Incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.72	Note Purchase Agreement dated as of April 5, 2019 among Retail Properties of America, Inc. as issuer and certain institutions as purchasers	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Retail Properties of America, Inc. filed with the SEC on April 9, 2019

10.73	Assumption Agreement with respect to the 2019 Note Purchase Agreement, dated as of October 22, 2021, by Kite Realty Group, L.P.	Incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.74	Springing Guaranty with respect to the 2019 Note Purchase Agreement, dated as of October 22, 2021, by Kite Realty Group Trust	Incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

21.1	List of Subsidiaries	Filed herewith

23.1	Consent of Ernst & Young LLP relating to the Parent Company	Filed herewith

23.2	Consent of Ernst & Young LLP relating to the Operating Partnership	Filed herewith

23.3	Consent of KPMG LLP relating to the Parent Company	Filed herewith

23.4	Consent of KPMG LLP relating to the Operating Partnership	Filed herewith

31.1	Certification of principal executive officer of the Parent Company required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of principal financial officer of the Parent Company required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

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

KITE REALTY GROUP TRUST
(Registrant)

/s/ JOHN A. KITE
John A. Kite
Date:	February 28, 2022	Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ HEATH R. FEAR
Heath R. Fear
Date:	February 28, 2022	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

KITE REALTY GROUP L.P.
(Registrant)
By: Kite Realty Group Trust, its sole general partner

/s/ JOHN A. KITE
John A. Kite
Date:	February 28, 2022	Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ HEATH R. FEAR
Heath R. Fear
Date:	February 28, 2022	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN A. KITE	Chairman, Chief Executive Officer, and Trustee (Principal Executive Officer)	February 28, 2022
(John A. Kite)

/s/ WILLIAM E. BINDLEY	Trustee	February 28, 2022
(William E. Bindley)

/s/ BONNIE S. BIUMI	Trustee	February 28, 2022
(Bonnie S. Biumi)

/s/ DERRICK BURKS	Trustee	February 28, 2022
(Derrick Burks)

/s/ VICTOR J. COLEMAN	Trustee	February 28, 2022
(Victor J. Coleman)

/s/ GERALD M. GORSKI	Trustee	February 28, 2022
(Gerald M. Gorski)

/s/ STEVEN P. GRIMES	Trustee	February 28, 2022
(Steven P. Grimes)

/s/ CHRISTIE B. KELLY	Trustee	February 28, 2022
(Christie B. Kelly)

/s/ PETER L. LYNCH	Trustee	February 28, 2022
(Peter L. Lynch)

/s/ DAVID R. O’REILLY	Trustee	February 28, 2022
(David R. O’Reilly)

/s/ BARTON R. PETERSON	Trustee	February 28, 2022
(Barton R. Peterson)

/s/ CHARLES H. WURTZEBACH	Trustee	February 28, 2022
(Charles H. Wurtzebach)

/s/ CAROLINE L. YOUNG	Trustee	February 28, 2022
(Caroline L. Young)

/s/ HEATH R. FEAR	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2022
(Heath R. Fear)

/s/ DAVID E. BUELL	Senior Vice President, Chief Accounting Officer	February 28, 2022
(David E. Buell)

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS

Page
Consolidated Financial Statements:

Kite Realty Group Trust:
Reports of Independent Registered Public Accounting Firms (PCAOB ID Nos. 238 and 42)	F-1

Balance Sheets as of December 31, 2021 and 2020	F-7

Statements of Operations and Comprehensive Income for the Years Ended December 31, 2021, 2020 and 2019	F-8

Statements of Shareholders’ Equity for the Years Ended December 31, 2021, 2020, and 2019	F-9

Statements of Cash Flows for the Years Ended December 31, 2021, 2020, and 2019	F-10

Kite Realty Group, L.P. and subsidiaries
Reports of Independent Registered Public Accounting Firms (PCAOB ID Nos. 238 and 42)	F-3

Balance Sheets as of December 31, 2021 and 2020	F-11

Statements of Operations and Comprehensive Income for the Years Ended December 31, 2021, 2020, and 2019	F-12

Statements of Partner's Equity for the Years Ended December 31, 2021, 2020, and 2019	F-13

Statements of Cash Flows for the Years Ended December 31, 2021, 2020, and 2019	F-14

Kite Realty Group Trust and Kite Realty Group, L.P. and subsidiaries:
Notes to Consolidated Financial Statements	F-15

Financial Statement Schedule:

Kite Realty Group Trust and Kite Realty Group, L.P. and subsidiaries:
Schedule III – Consolidated Real Estate and Accumulated Depreciation	F-45

Notes to Schedule III	F-51

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Trustees of Kite Realty Group Trust:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Kite Realty Group Trust and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for the years then ended, and the related notes and financial statement schedule III – Consolidated Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Evaluation of investment properties for potential impairment
As discussed in Note 2 to the consolidated financial statements, land, buildings, and improvements, net was $7,543,376 thousand as of December 31, 2021. The Company’s investment properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. This review for potential impairment triggering events requires certain assumptions, estimates, and significant judgment, including about the anticipated holding period for an investment property.
We identified the evaluation of certain investment properties for potential impairment as a critical audit matter. Subjective and challenging auditor judgment was required to evaluate the Company’s intent and ability to hold investment properties for particular periods of time. A shortening of the anticipated holding period could indicate a potential impairment.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process to evaluate potential impairment triggering events, including a control related to the evaluation of the holding period. We compared the holding periods assumed in the Company’s analysis to the Company’s historical holding periods for similar properties. We inquired of Company management and inspected documents, such as meeting minutes of the board of trustees and its sub-committees, and management’s capital allocation committee to evaluate the Company’s intent and ability to hold investment properties for particular periods of time. We read external communications with investors and analysts in order to identify information regarding potential sales of the Company’s investment properties.
Valuation of assets and liabilities acquired in the Retail Properties of America, Inc. acquisition
As discussed in Note 3 to the consolidated financial statements, on October 22, 2021, the Company completed a merger with Retail Properties of America, Inc. (“RPAI”) in a transaction accounted for as a business combination for consideration of approximately $2.8 billion. The consideration paid was allocated to the acquired assets and liabilities of each property based on their estimated fair values.
We identified the evaluation of the estimated fair values of land, buildings, and above and below market lease intangible assets and liabilities acquired in the RPAI acquisition as a critical audit matter. Subjective auditor judgment was required to evaluate the Company’s land valuations and certain inputs used in the Company’s determination of the estimated fair values of certain other assets and liabilities, specifically forecasted individual property net operating income and capitalization rates that were used as inputs to the building valuations, and market rental rates and discount rates that were used as inputs to the valuation of the above and below market lease intangible assets and liabilities.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process to allocate the purchase price to the acquired assets and liabilities. This included controls related to the selection and review of the above noted inputs. We assessed the Company’s forecasts of individual property net operating income by comparing projected amounts to the Company’s budgets. We evaluated the Company’s ability to prepare accurate budgets by comparing previous budgets of net operating income for the Company’s individual properties to actual results. We involved valuation professionals with specialized skills and knowledge who assisted in:
•for a selection of properties, evaluating the Company’s estimates of fair values of land by comparing the recorded values to comparable land sales using publicly available market data
•for a selection of buildings, comparing the Company’s capitalization rates to available market information and industry research publications
•for a sample of lease intangible assets and liabilities, comparing market rental rates and discount rates used by the Company to available market information and industry research publications.
/s/ KPMG LLP
We have served as the Company’s auditor since 2020.
Indianapolis, Indiana
February 28, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of Kite Realty Group, L.P. and subsidiaries and Board of Trustees of Kite Realty Group Trust:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Kite Realty Group, L.P. and subsidiaries (the Partnership) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, partner’s equity, and cash flows for the years then ended, and the related notes and financial statement schedule III – Consolidated Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2022 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Evaluation of investment properties for potential impairment
As discussed in Note 2 to the consolidated financial statements, land, buildings, and improvements, net was $7,543,376 thousand as of December 31, 2021. The Partnership’s investment properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. This review for potential impairment triggering events requires certain assumptions, estimates, and significant judgment, including about the anticipated holding period for an investment property.
We identified the evaluation of certain investment properties for potential impairment as a critical audit matter. Subjective and challenging auditor judgment was required to evaluate the Partnership’s intent and ability to hold investment properties for particular periods of time. A shortening of the anticipated holding period could indicate a potential impairment.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Partnership’s process to evaluate potential impairment triggering events, including a control related to the evaluation of the holding period. We compared the holding periods assumed in the Partnership’s analysis to the Partnership’s historical holding periods for similar properties. We inquired of Partnership management and inspected documents, such as meeting minutes of Kite Realty Group Trust’s (the Parent Company’s) board of trustees and its sub-committees, and management’s capital allocation committee to evaluate the Partnership’s intent and ability to hold investment properties for particular periods of time. We read external communications with investors and analysts in order to identify information regarding potential sales of the Partnership’s investment properties.
Valuation of assets and liabilities acquired in the Retail Properties of America, Inc. acquisition
As discussed in Note 3 to the consolidated financial statements, on October 22, 2021, the Partnership completed a merger with Retail Properties of America, Inc. (“RPAI”) in a transaction accounted for as a business combination for consideration of approximately $2.8 billion. The consideration paid was allocated to the acquired assets and liabilities of each property based on their estimated fair values.
We identified the evaluation of the estimated fair values of land, buildings, and above and below market lease intangible assets and liabilities acquired in the RPAI acquisition as a critical audit matter. Subjective auditor judgment was required to evaluate the Partnership’s land valuations and certain inputs used in the Partnership’s determination of the estimated fair values of certain other assets and liabilities, specifically forecasted individual property net operating income and capitalization rates that were used as inputs to the building valuations, and market rental rates and discount rates that were used as inputs to the valuation of the above and below market lease intangible assets and liabilities.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Partnership’s process to allocate the purchase price to the acquired assets and liabilities. This included controls related to the selection and review of the above noted inputs. We assessed the Partnership’s forecasts of individual property net operating income by comparing projected amounts to the Partnership’s budgets. We evaluated the Partnership’s ability to prepare accurate budgets by comparing previous budgets of net operating income for the Partnership’s individual properties to actual results. We involved valuation professionals with specialized skills and knowledge who assisted in:
•for a selection of properties, evaluating the Partnership’s estimates of fair values of land by comparing the recorded values to comparable land sales using publicly available market data
•for a selection of buildings, comparing the Partnership’s capitalization rates to available market information and industry research publications
•for a sample of lease intangible assets and liabilities, comparing market rental rates and discount rates used by the Partnership to available market information and industry research publications.
/s/ KPMG LLP
We have served as the Partnership’s auditor since 2020.
Indianapolis, Indiana
February 28, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Shareholders and Board of Trustees of Kite Realty Group Trust:
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows of Kite Realty Group Trust (the Company) for the year ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations of the Company and its cash flows for the year ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
Adoption of ASU No. 2016-02
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We served as the Company’s auditor from 2004 to 2020.
Indianapolis, Indiana
February 20, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Partners of Kite Realty Group, L.P. and subsidiaries and the Board of Trustees of Kite Realty Group Trust:
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of operations and comprehensive income, partner’s equity and cash flows of Kite Realty Group, L.P. and subsidiaries (the Partnership) for the year ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations of the Partnership and its cash flows for the year ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
Adoption of ASU No. 2016-02
As discussed in Note 2 to the consolidated financial statements, the Partnership changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.
Basis for Opinion
These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We served as the Partnership’s auditor from 2015 to 2020.
Indianapolis, Indiana
February 20, 2020

KITE REALTY GROUP TRUST
Consolidated Balance Sheets
($ in thousands, except share data)

	December 31, 2021	December 31, 2020
Assets:
Investment properties at cost:	$7,592,348	$3,143,961
Less: accumulated depreciation	(884,809)	(755,100)
Net investment properties	6,707,539	2,388,861

Cash and cash equivalents	93,241	43,648
Tenant and other receivables, including accrued straight-line rent of $28,071 and $24,783, respectively	68,444	57,154
Restricted cash and escrow deposits	7,122	2,938
Deferred costs, net	541,518	63,171
Short-term deposits	125,000	—
Prepaid and other assets	84,826	39,975
Investments in unconsolidated subsidiaries	11,885	12,792
Total assets	$7,639,575	$2,608,539

Liabilities and Shareholders' Equity:
Mortgage and other indebtedness, net	$3,150,808	$1,170,794
Accounts payable and accrued expenses	184,982	77,469
Deferred revenue and other liabilities	321,419	85,649
Total liabilities	3,657,209	1,333,912
Commitments and contingencies
Limited Partners’ interests in Operating Partnership and other	55,173	43,275
Equity:
Kite Realty Group Trust Shareholders’ Equity:
Common Shares, $0.01 par value, 490,000,000 and 225,000,000 shares authorized, 218,949,569 and 84,187,999 shares issued and outstanding at December 31, 2021 and 2020, respectively	2,189	842
Additional paid-in capital	4,898,673	2,085,003
Accumulated other comprehensive loss	(15,902)	(30,885)
Accumulated deficit	(962,913)	(824,306)
Total Kite Realty Group Trust shareholders’ equity	3,922,047	1,230,654
Noncontrolling interests	5,146	698
Total equity	3,927,193	1,231,352
Total liabilities and shareholders’ equity	$7,639,575	$2,608,539
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST
Consolidated Statements of Operations and Comprehensive Income
($ in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue:
Rental income	$367,399	$257,670	$308,399
Other property-related revenue	4,683	8,597	6,326
Fee income	1,242	378	448
Total revenue	373,324	266,645	315,173
Expenses:
Property operating	55,561	41,012	45,575
Real estate taxes	49,530	35,867	38,777
General, administrative and other	33,984	30,840	28,214
Merger and acquisition costs	86,522	—	—
Depreciation and amortization	200,460	128,648	132,098
Impairment charges	—	—	37,723
Total expenses	426,057	236,367	282,387

Gain on sales of operating properties, net	31,209	4,733	38,971

Operating (loss) income	(21,524)	35,011	71,757
Interest expense	(60,447)	(50,399)	(59,268)
Income tax benefit of taxable REIT subsidiary	310	696	282
Loss on debt extinguishment	—	—	(11,572)
Equity in loss of unconsolidated subsidiaries	(416)	(1,685)	(628)
Other income (expense), net	355	254	(573)
Consolidated net loss	(81,722)	(16,123)	(2)
Net loss (income) attributable to noncontrolling interests	916	(100)	(532)
Net loss attributable to Kite Realty Group Trust common shareholders	$(80,806)	$(16,223)	$(534)

Net loss per common share – basic & diluted	$(0.73)	$(0.19)	$(0.01)

Weighted average common shares outstanding – basic	110,637,562	84,142,261	83,926,296
Weighted average common shares outstanding – diluted	110,637,562	84,142,261	83,926,296

Dividends declared per common share	$0.68	$0.4495	$1.27

Consolidated net loss	$(81,722)	$(16,123)	$(2)
Change in fair value of derivatives	15,670	(14,969)	(13,158)
Total comprehensive loss	(66,052)	(31,092)	(13,160)
Comprehensive loss (income) attributable to noncontrolling interests	229	367	(160)
Comprehensive loss attributable to Kite Realty Group Trust	$(65,823)	$(30,725)	$(13,320)
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST
Consolidated Statements of Shareholders’ Equity
($ in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
	Shares	Amount
Balances, December 31, 2018	83,800,886	$838	$2,078,099	$(3,497)	$(662,735)	$1,412,705
Stock compensation activity	152,184	2	6,147	—	—	6,149
Other comprehensive loss attributable to Kite Realty Group Trust	—	—	—	(12,786)	—	(12,786)
Distributions declared to common shareholders	—	—	—	—	(106,686)	(106,686)
Net loss attributable to Kite Realty Group Trust	—	—	—	—	(534)	(534)
Exchange of redeemable noncontrolling interests for common shares	10,299	—	167	—	—	167
Adjustment to redeemable noncontrolling interests	—	—	(9,977)	—	—	(9,977)
Balances, December 31, 2019	83,963,369	$840	$2,074,436	$(16,283)	$(769,955)	$1,289,038

Stock compensation activity	206,591	$2	$5,483	$—	$—	$5,485
Other comprehensive loss attributable to Kite Realty Group Trust	—	—	—	(14,602)	—	(14,602)
Distributions declared to common shareholders	—	—	—	—	(38,128)	(38,128)
Net loss attributable to Kite Realty Group Trust	—	—	—	—	(16,223)	(16,223)
Acquisition of partner’s noncontrolling interest in Pan Am Plaza	—	—	(2,500)	—	—	(2,500)
Exchange of redeemable noncontrolling interests for common shares	18,039	—	187	—	—	187
Adjustment to redeemable noncontrolling interests	—	—	7,397	—	—	7,397
Balances, December 31, 2020	84,187,999	$842	$2,085,003	$(30,885)	$(824,306)	$1,230,654

Stock compensation activity	245,333	$2	$6,793	$—	$—	$6,795
Shares withheld for employee taxes	(714,569)	(7)	(15,031)	—	—	(15,038)
Issuance of common stock – Merger	134,931,465	1,349	2,846,020	—	—	2,847,369
Other comprehensive income attributable to Kite Realty Group Trust	—	—	—	14,983	—	14,983
Distributions declared to common shareholders	—	—	—	—	(57,801)	(57,801)
Net loss attributable to Kite Realty Group Trust	—	—	—	—	(80,806)	(80,806)
Purchase of capped calls	—	—	(9,800)	—	—	(9,800)
Exchange of redeemable noncontrolling interests for common shares	299,341	3	4,235	—	—	4,238
Adjustment to redeemable noncontrolling interests	—	—	(18,547)	—	—	(18,547)
Balances, December 31, 2021	218,949,569	$2,189	$4,898,673	$(15,902)	$(962,913)	$3,922,047
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST
Consolidated Statements of Cash Flows
($ in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Consolidated net loss	$(81,722)	$(16,123)	$(2)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Gain on sales of operating properties, net	(31,209)	(4,733)	(38,971)
Impairment charges	—	—	37,723
Loss on debt extinguishment	—	—	11,572
Straight-line rent	(5,391)	3,131	(2,158)
Depreciation and amortization	203,142	130,783	134,860
Compensation expense for equity awards	6,697	5,998	5,375
Amortization of debt fair value adjustments	(2,993)	(444)	(1,467)
Amortization of in-place lease liabilities	(2,611)	(3,822)	(3,776)
Changes in assets and liabilities:
Tenant receivables	(3,102)	(3,062)	3,170
Deferred costs and other assets	6,857	(7,618)	(6,265)
Accounts payable, accrued expenses, deferred revenue, and other liabilities	10,683	(8,595)	(2,099)
Net cash provided by operating activities	100,351	95,515	137,962
Cash flows from investing activities:
Cash and restricted cash acquired in the Merger	14,992	—	—
Acquisitions of interests in properties	(10,445)	(65,298)	(58,205)
Capital expenditures	(57,313)	(38,266)	(53,278)
Net proceeds from sales of land	54,157	9,134	—
Net proceeds from sales of operating properties	26,556	13,888	529,417
Investment in short-term deposits	(125,000)	—	—
Small business loan repayments (funding)	712	(2,199)	—
Change in construction payables	4,413	2,442	(542)
Distribution from unconsolidated joint venture	1,029	—	—
Capital contribution to unconsolidated joint venture	(134)	(541)	(798)
Net cash (used in) provided by investing activities	(91,033)	(80,840)	416,594
Cash flows from financing activities:
Proceeds from issuance of common shares, net	31	72	350
Repurchases of common shares upon the vesting of restricted shares	(15,031)	(1,336)	(533)
Purchase of capped calls	(9,800)	—	—
Debt and equity issuance costs	(8,141)	—	—
Loan proceeds	215,000	325,000	75,000
Loan payments	(77,591)	(302,477)	(470,515)
Debt extinguishment costs	—	—	(14,455)
Distributions paid – common shareholders	(57,801)	(38,128)	(133,258)
Distributions paid – redeemable noncontrolling interests	(2,208)	(1,533)	(3,838)
Acquisition of partner's interest in Pan Am Plaza joint venture	—	(2,500)	—
Net cash provided by (used in) financing activities	44,459	(20,902)	(547,249)
Net change in cash, cash equivalents and restricted cash	53,777	(6,227)	7,307
Cash, cash equivalents, and restricted cash, beginning of period	46,586	52,813	45,506
Cash, cash equivalents, and restricted cash, end of period	$100,363	$46,586	$52,813

Supplemental disclosures
Cash paid for interest, net of capitalized interest	$59,552	$50,387	$60,534

Non-cash investing and financing activities
Exchange of redeemable noncontrolling interests for common shares	$4,236	$—	$—
Net investment in sales-type lease	$—	$4,665	$—
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
($ in thousands, except unit data)

	December 31, 2021	December 31, 2020
Assets:
Investment properties at cost:	$7,592,348	$3,143,961
Less: accumulated depreciation	(884,809)	(755,100)
Net investment properties	6,707,539	2,388,861

Cash and cash equivalents	93,241	43,648
Tenant and other receivables, including accrued straight-line rent of $28,071 and $24,783, respectively	68,444	57,154
Restricted cash and escrow deposits	7,122	2,938
Deferred costs, net	541,518	63,171
Short-term deposits	125,000	—
Prepaid and other assets	84,826	39,975
Investments in unconsolidated subsidiaries	11,885	12,792
Total assets	$7,639,575	$2,608,539

Liabilities and Equity:
Mortgage and other indebtedness, net	$3,150,808	$1,170,794
Accounts payable and accrued expenses	184,982	77,469
Deferred revenue and other liabilities	321,419	85,649
Total liabilities	3,657,209	1,333,912
Commitments and contingencies
Limited Partners’ interests in Operating Partnership and other	55,173	43,275
Partner’s Equity:
Parent Company:
Common equity, 218,949,569 and 84,187,999 units issued and outstanding at December 31, 2021 and 2020, respectively	3,937,949	1,261,539
Accumulated other comprehensive loss	(15,902)	(30,885)
Total Partners equity	3,922,047	1,230,654
Noncontrolling interests	5,146	698
Total equity	3,927,193	1,231,352
Total liabilities and equity	$7,639,575	$2,608,539
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
($ in thousands, except unit and per unit data)

	Year Ended December 31,
	2021	2020	2019
Revenue:
Rental income	$367,399	$257,670	$308,399
Other property-related revenue	4,683	8,597	6,326
Fee income	1,242	378	448
Total revenue	373,324	266,645	315,173
Expenses:
Property operating	55,561	41,012	45,575
Real estate taxes	49,530	35,867	38,777
General, administrative and other	33,984	30,840	28,214
Merger and acquisition costs	86,522	—	—
Depreciation and amortization	200,460	128,648	132,098
Impairment charges	—	—	37,723
Total expenses	426,057	236,367	282,387

Gain on sales of operating properties, net	31,209	4,733	38,971

Operating (loss) income	(21,524)	35,011	71,757
Interest expense	(60,447)	(50,399)	(59,268)
Income tax benefit of taxable REIT subsidiary	310	696	282
Loss on debt extinguishment	—	—	(11,572)
Equity in loss of unconsolidated subsidiaries	(416)	(1,685)	(628)
Other income (expense), net	355	254	(573)
Net loss	(81,722)	(16,123)	(2)
Net income attributable to noncontrolling interests	(514)	(528)	(528)
Net loss attributable to common unitholders	$(82,236)	$(16,651)	$(530)

Allocation of net (loss) income:
Limited Partners	$(1,430)	$(428)	$4
Parent Company	(80,806)	(16,223)	(534)
	$(82,236)	$(16,651)	$(530)

Net loss per unit – basic and diluted	$(0.73)	$(0.19)	$(0.01)

Weighted average common units outstanding – basic	113,103,177	86,361,139	86,027,409
Weighted average common units outstanding – diluted	113,103,177	86,361,139	86,027,409

Distributions declared per common unit	$0.68	$0.4495	$1.27

Consolidated net loss	$(81,722)	$(16,123)	$(2)
Change in fair value of derivatives	15,670	(14,969)	(13,158)
Total comprehensive loss	(66,052)	(31,092)	(13,160)
Comprehensive income attributable to noncontrolling interests	(514)	(528)	(528)
Comprehensive loss attributable to common unitholders	$(66,566)	$(31,620)	$(13,688)
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Statements of Partner’s Equity
($ in thousands)

	General Partner		Total
	Common Equity	Accumulated Other Comprehensive (Loss) Income
Balances, December 31, 2018	$1,416,202	$(3,497)	$1,412,705
Stock compensation activity	6,149	—	6,149
Other comprehensive loss attributable to Parent Company	—	(12,786)	(12,786)
Distributions declared to Parent Company	(106,686)	—	(106,686)
Net loss attributable to Parent Company	(534)	—	(534)
Conversion of Limited Partner Units to shares of the Parent Company	167	—	167
Adjustment to redeemable noncontrolling interests	(9,977)	—	(9,977)
Balances, December 31, 2019	$1,305,321	$(16,283)	$1,289,038

Stock compensation activity	5,485	—	5,485
Other comprehensive loss attributable to Parent Company	—	(14,602)	(14,602)
Distributions declared to Parent Company	(38,128)	—	(38,128)
Net loss attributable to Parent Company	(16,223)	—	(16,223)
Acquisition of partner’s noncontrolling interest in Pan Am Plaza	(2,500)	—	(2,500)
Conversion of Limited Partner Units to shares of the Parent Company	187	—	187
Adjustment to redeemable noncontrolling interests	7,397	—	7,397
Balances, December 31, 2020	$1,261,539	$(30,885)	$1,230,654

Stock compensation activity	6,795	—	6,795
Shares withheld for employee taxes	(15,038)	—	(15,038)
Issuance of General Partner Units to the Parent Company – Merger	2,847,369	—	2,847,369
Other comprehensive income attributable to Parent Company	—	14,983	14,983
Distributions declared to Parent Company	(57,801)	—	(57,801)
Net loss attributable to Parent Company	(80,806)	—	(80,806)
Purchase of capped calls	(9,800)	—	(9,800)
Conversion of Limited Partner Units to shares of the Parent Company	4,238	—	4,238
Adjustment to redeemable noncontrolling interests	(18,547)	—	(18,547)
Balances, December 31, 2021	$3,937,949	$(15,902)	$3,922,047
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
($ in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flow from operating activities:
Consolidated net loss	$(81,722)	$(16,123)	$(2)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Gain on sales of operating properties, net	(31,209)	(4,733)	(38,971)
Impairment charges	—	—	37,723
Loss on debt extinguishment	—	—	11,572
Straight-line rent	(5,391)	3,131	(2,158)
Depreciation and amortization	203,142	130,783	134,860
Compensation expense for equity awards	6,697	5,998	5,375
Amortization of debt fair value adjustments	(2,993)	(444)	(1,467)
Amortization of in-place lease liabilities	(2,611)	(3,822)	(3,776)
Changes in assets and liabilities:
Tenant receivables	(3,102)	(3,062)	3,170
Deferred costs and other assets	6,857	(7,618)	(6,265)
Accounts payable, accrued expenses, deferred revenue, and other liabilities	10,683	(8,595)	(2,099)
Net cash provided by operating activities	100,351	95,515	137,962
Cash flow from investing activities:
Cash and restricted cash acquired in the Merger	14,992	—	—
Acquisitions of interests in properties	(10,445)	(65,298)	(58,205)
Capital expenditures	(57,313)	(38,266)	(53,278)
Net proceeds from sales of land	54,157	9,134	—
Net proceeds from sales of operating properties	26,556	13,888	529,417
Investment in short-term deposits	(125,000)	—	—
Small business loan repayments (funding)	712	(2,199)	—
Change in construction payables	4,413	2,442	(542)
Distribution from unconsolidated joint venture	1,029	—	—
Capital contribution to unconsolidated joint venture	(134)	(541)	(798)
Net cash (used in) provided by investing activities	(91,033)	(80,840)	416,594
Cash flow from financing activities:
Contributions from the General Partner	31	72	350
Repurchases of common shares upon the vesting of restricted shares	(15,031)	(1,336)	(533)
Purchase of capped calls	(9,800)	—	—
Debt and equity issuance costs	(8,141)	—	—
Loan proceeds	215,000	325,000	75,000
Loan payments	(77,591)	(302,477)	(470,515)
Debt extinguishment costs	—	—	(14,455)
Distributions paid – common unitholders	(57,801)	(38,128)	(133,258)
Distributions paid – redeemable noncontrolling interests	(2,208)	(1,533)	(3,838)
Acquisition of partner's interest in Pan Am Plaza joint venture	—	(2,500)	—
Net cash provided by (used in) financing activities	44,459	(20,902)	(547,249)
Net change in cash, cash equivalents and restricted cash	53,777	(6,227)	7,307
Cash, cash equivalents, and restricted cash, beginning of period	46,586	52,813	45,506
Cash, cash equivalents, and restricted cash, end of period	$100,363	$46,586	$52,813

Supplemental disclosures
Cash paid for interest, net of capitalized interest	$59,552	$50,387	$60,534

Non-cash investing and financing activities
Conversion of Limited Partner Units to shares of the Parent Company	$4,236	$—	$—
Net investment in sales-type lease	$—	$4,665	$—
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021
($ in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions.)
NOTE 1. ORGANIZATION
Kite Realty Group Trust (the “Parent Company”), through its majority-owned subsidiary, Kite Realty Group, L.P. (the “Operating Partnership”), owns interests in various operating subsidiaries and joint ventures engaged in the ownership, operation, acquisition, development and redevelopment of high-quality, open-air shopping centers and mixed-used assets in select markets in the United States. The terms “Company,” “we,” “us,” and “our” refer to the Parent Company and the Operating Partnership, collectively, and those entities owned or controlled by the Parent Company and/or the Operating Partnership.
The Operating Partnership was formed on August 16, 2004, when the Parent Company contributed properties and the net proceeds from an initial public offering of shares of its common stock to the Operating Partnership. The Parent Company was organized in Maryland in 2004 to succeed in the development, acquisition, construction and real estate businesses of its predecessor. We believe the Company qualifies as a real estate investment trust (“REIT”) under provisions of the Internal Revenue Code of 1986, as amended.
The Parent Company is the sole general partner of the Operating Partnership, and as of December 31, 2021 owned approximately 98.9% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 1.1% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) were owned by the limited partners. As the sole general partner of the Operating Partnership, the Parent Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. The Parent Company and the Operating Partnership are operated as one enterprise. The management of the Parent Company consists of the same members as the management of the Operating Partnership. As the sole general partner with control of the Operating Partnership, the Parent Company consolidates the Operating Partnership for financial reporting purposes, and the Parent Company does not have any significant assets other than its investment in the Operating Partnership.
On October 22, 2021, we completed a merger with Retail Properties of America, Inc. (“RPAI”) in accordance with the Agreement and Plan of Merger dated July 18, 2021 (the “Merger Agreement”), by and among the Company, its wholly owned subsidiary KRG Oak, LLC (“Merger Sub”) and RPAI, pursuant to which RPAI merged with and into Merger Sub (the “Merger”). Immediately following the closing of the Merger, Merger Sub merged with and into the Operating Partnership so that all of the assets and liabilities of the Company continue to be held at or below Operating Partnership level. The transaction value was approximately $4.7 billion, including the assumption of approximately $1.8 billion of debt. We acquired 100 operating retail properties and five active development projects through the Merger along with multiple parcels of entitled land for future value creation.
Pursuant to the terms of the Merger Agreement, each outstanding share of RPAI common stock converted into the right to receive 0.623 common shares of the Company plus cash in lieu of fractional Company shares. The aggregate value of the Merger consideration paid or payable to former holders of RPAI common stock was approximately $2.8 billion, excluding the value of RPAI restricted stock units that vested at closing and certain restricted share awards assumed by the Company at closing. In connection with the Merger, the Operating Partnership issued an equivalent amount of General Partner Units to the Parent Company.
At December 31, 2021, we owned interests in 180 operating retail properties totaling approximately 29.0 million square feet and one office property with 0.3 million square feet. Of the 180 operating retail properties, 11 contain an office component. We also owned eight development projects under construction as of this date. Of the 180 properties, 177 are consolidated in these financial statements and the remaining three are accounted for under the equity method.
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
Components of Investment Properties
The composition of the Company’s investment properties as of December 31, 2021 and 2020 were as follows:

	Balance at December 31,
($ in thousands)	2021	2020
Land, building and improvements	$7,543,376	$3,109,122
Furniture, equipment and other	7,612	6,979
Construction in progress	41,360	27,860
Investment properties, at cost	$7,592,348	$3,143,961
Consolidation and Investments in Joint Ventures
The accompanying financial statements are presented on a consolidated basis and include all accounts of the Parent Company, the Operating Partnership, the taxable REIT subsidiaries (“TRSs”) of the Operating Partnership, subsidiaries of the Operating Partnership that are controlled and any variable interest entities (“VIEs”) in which the Operating Partnership is the primary beneficiary. In general, a VIE is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) has equity investors that do not provide sufficient financial resources for the entity to support its activities, (b) does not have equity investors with voting rights, or (c) has equity investors whose votes are disproportionate from their economics and substantially all of the activities are conducted on behalf of the investor with disproportionately fewer voting rights.
The Operating Partnership accounts for properties that are owned by joint ventures in accordance with the consolidation guidance. The Operating Partnership evaluates each joint venture and determines first whether to follow the VIE or the voting interest entity (“VOE”) model. Once the appropriate consolidation model is identified, the Operating Partnership then evaluates whether it should consolidate the joint venture. Under the VIE model, the Operating Partnership consolidates an entity when it has (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Under the VOE model, the Operating Partnership consolidates an entity when (i) it controls the entity through ownership of a majority voting interest if the entity is not a limited partnership or (ii) it controls the entity through its ability to remove the other partners or owners in the entity, at its discretion, when the entity is a limited partnership.
In determining whether to consolidate a VIE with the Operating Partnership, we consider all relationships between the Operating Partnership and the applicable VIE, including development agreements, management agreements and other contractual arrangements, in determining whether we have the power to direct the activities of the VIE that most significantly affect the VIE’s performance. As of December 31, 2021, we owned investments in three consolidated joint ventures that were VIEs in which the partners did not have substantive participating rights and we were the primary beneficiary. As of December 31, 2021, these consolidated VIEs had mortgage debt of $29.0 million, which were secured by assets of the VIEs totaling $117.0 million. The Operating Partnership guarantees the mortgage debt of these VIEs.
The Operating Partnership is considered a VIE as the limited partners do not hold kick-out rights or substantive participating rights. The Parent Company consolidates the Operating Partnership as it is the primary beneficiary in accordance with the VIE model.
As of December 31, 2021, the Company also owned investments in four unconsolidated joint ventures accounted for under the equity method. The investments are as follows:
Three Property Retail Portfolio Joint Venture
On June 29, 2018, the Company formed a joint venture involving Nuveen Real Estate, formerly known as TH Real Estate. The Company sold three properties to the joint venture valued in the aggregate at $99.8 million and, after considering third-party debt obtained by the venture upon formation, the Company contributed $10.0 million for a 20% noncontrolling ownership interest in the venture. The Company serves as the operating member responsible for day-to-day management of the properties and receives property management and leasing fees. Both members have substantive participating rights over major decisions that impact the economics and operations of the joint venture. The Company is accounting for the joint venture under the equity method as it has the ability to exercise influence but not control over operating and financial policies.

Embassy Suites at Eddy Street Commons
In December 2017, we formed a joint venture with an unrelated third party to develop and own an Embassy Suites full-service hotel next to our Eddy Street Commons operating property at the University of Notre Dame. We contributed $1.4 million of cash to the joint venture in return for a 35% ownership interest in the venture. The joint venture has entered into a $33.8 million construction loan against which $33.6 million was drawn as of December 31, 2021. The joint venture is not considered a VIE. The Company is accounting for the joint venture under the equity method as both members have substantive participating rights and we do not control the activities of the venture.
Glendale Multifamily Joint Venture
In May 2020, the Company formed a joint venture for the planned development of a multifamily project adjacent to our Glendale Town Center operating property. The Company contributed land valued at $1.6 million to the joint venture and retained a 12% interest in the joint venture. The Company’s partner serves as the operating member responsible for day-to-day management. Both members have substantive participating rights over major decisions that impact the economics and operations of the joint venture. The Company is accounting for the joint venture under the equity method as it has the ability to exercise influence but not control over operating and financial policies.
Buckingham Joint Venture
In September 2021, the Company formed a joint venture for the planned redevelopment of The Corner into a mixed-use, multifamily and retail project. The Company contributed land valued at $4.0 million to the joint venture and retained a 50% interest in the joint venture. The Company’s partner serves as the operating member responsible for day-to-day management. Both members have substantive participating rights over major decisions that impact the economics and operations of the joint venture. The Company is accounting for the joint venture under the equity method as it has the ability to exercise influence but not control over operating and financial policies.
Acquisition of Real Estate Properties
Upon acquisition of real estate operating properties, including those assets acquired in the Merger with RPAI, we estimate the fair value of acquired identifiable tangible assets and identified intangible assets and liabilities, assumed debt, and any noncontrolling interest in the acquiree at the date of acquisition, based on evaluation of information and estimates available at that date. Based on these estimates, we record the estimated fair value to the applicable assets and liabilities. In making estimates of fair values, a number of sources are utilized, including information obtained as a result of pre-acquisition due diligence, marketing and leasing activities. The estimates of fair value were determined to have primarily relied upon Level 2 and Level 3 inputs, as defined below.
Fair value is determined for tangible assets and intangibles, including:
•the fair value of the building on an as-if-vacant basis and the fair value of land determined either by comparable market data, real estate tax assessments, independent appraisals or other relevant data;
•above-market and below-market in-place lease values for acquired properties, which are based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over the remaining non-cancelable term of the leases. Any below-market renewal options are also considered in the in-place lease values. The capitalized above-market and below-market lease values are amortized as a reduction of or addition to rental income over the term of the lease. Should a tenant vacate, terminate its lease, or otherwise notify us of its intent to do so, the unamortized portion of the lease intangibles would be charged or credited to income;
•the value of having a lease in place at the acquisition date. We utilize independent and internal sources for our estimates to determine the respective in-place lease values. Our estimates of value are made using methods similar to those used by independent appraisers. Factors we consider in our analysis include an estimate of costs to execute similar leases including tenant improvements, leasing commissions and foregone costs and rent received during the estimated lease-up period as if the space was vacant. The value of in-place leases is amortized to expense over the remaining initial terms of the respective leases; and
•the fair value of any assumed financing that is determined to be above or below market terms. We utilize third party and independent sources for our estimates to determine the respective fair value of each mortgage and other indebtedness, including related derivative instruments, assumed. The fair market value of each is amortized to interest expense over the remaining initial terms of the respective instrument.
We also consider whether there is any value to in-place leases that have a related customer relationship intangible value. Characteristics we consider in determining these values include the nature and extent of existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality, and expectations of lease renewals, among other factors. To date, no tenant relationship has been developed that is considered to have a current intangible value.
Investment Properties
Capitalization and Depreciation
Investment properties are recorded at cost and include costs of land acquisition, development, pre-development, construction, certain allocated overhead, tenant allowances and improvements, and interest and real estate taxes incurred during construction. Significant renovations and improvements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. If a tenant vacates a space prior to the lease expiration, terminates its lease, or otherwise notifies the Company of its intent to do so, any related unamortized tenant allowances are expensed over the shortened lease period. Maintenance and repairs that do not extend the useful lives of the respective assets are reflected in property operating expense in the accompanying consolidated statements of operations and comprehensive income.
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
We also capitalize costs such as land acquisition, building construction, interest, real estate taxes, and the costs of personnel directly involved with the development of our properties. As a portion of a development project becomes operational, we expense a pro rata amount of related costs.
Depreciation on buildings and improvements is computed using the straight-line method over estimated original useful lives ranging from 10 to 35 years. Depreciation on tenant allowances and tenant improvements is computed using the straight-line method over the term of the related lease. Depreciation on equipment and fixtures is computed using the straight-line method over five to 10 years. Depreciation may be accelerated for a redevelopment project including partial demolition of an existing structure after the asset is assessed for impairment.
Impairment
Management reviews operational and development projects, land parcels and intangible assets for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. This review for possible impairment requires certain assumptions, estimates, and significant judgment. Examples of situations considered to be impairment indicators for both operating properties and development projects include, but are not limited to:
•a substantial decline in or continued low occupancy rate or cash flow;
•expected significant declines in occupancy in the near future;
•continued difficulty in leasing space;
•a significant concentration of financially troubled tenants;
•a reduction in anticipated holding period;
•a cost accumulation or delay in project completion date significantly above and beyond the original development or redevelopment estimate;
•a significant decrease in market price not in line with general market trends; and

•any other quantitative or qualitative events or factors deemed significant by the Company’s management or Board of Trustees.
Impairment losses for investment properties and intangible assets are measured when the undiscounted cash flows estimated to be generated by the investment properties during the expected holding period are less than the carrying amounts of those assets. The evaluation of impairment is subject to certain management assumptions including projected net operating income, anticipated hold period, expected capital expenditures and the capitalization rate used to estimate the property’s residual value. Impairment losses are recorded as the excess of the carrying value over the estimated fair value of the asset. Our impairment review for land and development properties assumes we have the intent and ability to complete the developments or projected uses for the land parcels. If we determine those plans will not be completed or our assumptions with respect to operating assets are not realized, an impairment loss may be appropriate.
Assets Held for Sale
Operating properties will be classified as held for sale only when those properties are available for immediate sale in their present condition and for which management believes it is probable that a sale of the property will be completed within one year, among other factors. Operating properties classified as held for sale are carried at the lower of cost or fair value less estimated costs to sell. Depreciation and amortization are suspended during the held-for-sale period. No properties qualified for held for sale accounting treatment as of December 31, 2021 and 2020.
Restricted Cash and Escrow Deposits
Escrow deposits consist of cash held for real estate taxes, property maintenance, insurance and other requirements at specific properties as required by lending institutions, certain municipalities or other agreements.
Cash and Cash Equivalents
We consider all highly liquid investments purchased with an original maturity of 90 days or less to be cash and cash equivalents. From time to time, such investments may temporarily be held in accounts that are in excess of FDIC and SIPC insurance limits; however, the Company attempts to limit its exposure at any one time.
The following is a summary of our total cash, cash equivalents, and restricted cash as presented in our consolidated statements of cash flows for the years ended December 31, 2021, 2020, and 2019:

(in thousands)	2021	2020	2019
Cash and cash equivalents	$93,241	$43,648	$31,336
Restricted cash and escrow deposits	7,122	2,938	21,477
Total cash, cash equivalents, and restricted cash	$100,363	$46,586	$52,813
Short-Term Deposits
The Company has a short-term deposit held in a custody account at Bank of New York Mellon. The primary objective of management’s short-term deposit activity is to preserve capital for the purpose of funding debt maturities in 2022. The deposit balance approximates fair value and earns interest at a rate of the Federal Funds Rate plus 43 basis points with a maturity date of April 7, 2022. Interest income on the deposit is recorded within “Other income (expense), net” on the accompanying consolidated statements of operations and comprehensive income. The deposit is backed by a pool of marketable securities and a guarantee of principal by Goldman Sachs Group, Inc.
Fair Value Measurements
We follow the framework established under Financial Accounting Standards Board (“FASB”) ASC 820, Fair Value Measurements and Disclosures, for measuring fair value of non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis but only in certain circumstances, such as a business combination or upon determination of an impairment.
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
As discussed in Note 9 to the consolidated financial statements, we have determined that derivative valuations are classified in Level 2 of the fair value hierarchy. Note 8 to the consolidated financial statements includes a discussion of the estimated fair value of fixed and variable rate debt, which are estimated using Level 2 and 3 inputs. Note 3 to the consolidated financial statements includes a discussion of the fair values recorded for the assets acquired in the Merger with RPAI in 2021. Level 3 inputs to this transaction include our estimations of land, net rental rates of anchor and small shop space and capitalization rates. Note 4 to the consolidated financial statements includes a discussion of the fair values recorded when we recognized impairment charges in 2019. Level 3 inputs to these transactions include our estimations of disposal values.
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
Changes in the fair values of derivatives that qualify as cash flow hedges are recognized in other comprehensive income (“OCI”) while any ineffective portion of a derivative’s change in fair value is recognized immediately in earnings. Gains and losses associated with the transaction are recorded in OCI and amortized over the underlying term of the hedged transaction. For derivative contracts designated as fair value hedges, the gain or loss on the derivative is included within “Mortgage and other indebtedness, net” in the accompanying consolidated balance sheets. We include the gain or loss on the hedged item in the same account as the offsetting gain or loss on the related derivative contract. As of December 31, 2021 and 2020, all of our derivative instruments qualify for hedge accounting.
Revenue Recognition
As a lessor of real estate assets, the Company retains substantially all of the risks and benefits of ownership and accounts for its leases as operating leases.
Contractual minimum base rent, percentage rent, and expense reimbursements from tenants for common area maintenance costs, insurance and real estate taxes are our principal sources of revenue. Base minimum rents are recognized on a straight-line basis over the terms of the respective leases. Certain lease agreements contain provisions that grant additional rents based on a tenant’s sales volume (contingent overage rent). Overage rent is recognized when tenants achieve the specified sales targets as defined in their lease agreements. Overage rent is included within “Rental income” in the accompanying consolidated statements of operations and comprehensive income for the years ended December 31, 2021, 2020 and 2019. If we determine that collectibility is probable, we recognize income from rentals based on the methodology described above. We have accounts receivable due from tenants and are subject to the risk of tenant defaults and bankruptcies that may affect the collection of outstanding receivables. These receivables are reduced for credit loss that is recognized as a reduction to rental income. We regularly evaluate the collectibility of these lease-related receivables by analyzing past due account balances and consider such facts as the credit quality of our customer, historical write-off experience and current economic trends when evaluating the collectibility of rental income. Although we estimate uncollectible receivables and provide for them through charges against income, actual experience may differ from those estimates.
We recognize the sale of real estate when control transfers to the buyer. As part of our ongoing business strategy, we will, from time to time, sell properties, land parcels and outlots, some of which are ground-leased to tenants. Net gains realized on such sales were $0.5 million, $5.9 million, and $0.2 million for the years ended December 31, 2021, 2020, and 2019, respectively, and are classified within “Other property-related revenue” in the accompanying consolidated statements of operations and comprehensive income.
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
The provision for revenues deemed uncollectible represented 0.9%, 6.0%, and 1.1% of total revenues in each of the years ended December 31, 2021, 2020 and 2019, respectively. The lower percentage for the year ended December 31, 2021 was driven by the recovery of revenues previously deemed uncollectible.
Concentration of Credit Risk
We may be subject to concentrations of credit risk with regards to our cash and cash equivalents. We place cash and temporary cash investments with high-credit-quality financial institutions. From time to time, such cash and investments may temporarily be in excess of insurance limits.
In addition, our leases with tenants potentially subject us to a concentration of credit risk related to our accounts receivable and revenue.
For the year ended December 31, 2021, the Company’s revenue recognized from tenants leasing space in the states where the majority of our portfolio is concentrated, Texas, Florida, New York, Maryland, and North Carolina, were as follows:

Texas	24.0%
Florida	9.9%
New York	5.8%
Maryland	5.8%
North Carolina	5.1%
Earnings Per Share
Basic earnings per share or unit is calculated based on the weighted average number of common shares or units outstanding during the period. Diluted earnings per share or unit is determined based on the weighted average number of common shares or units outstanding during the period combined with the incremental average common shares or units that would have been outstanding assuming the conversion of all potentially dilutive common shares or units into common shares or units as of the earliest date possible.
Potentially dilutive securities include (i) outstanding options to acquire common shares; (ii) Limited Partner Units, which may be exchanged for either cash or common shares, at the Parent Company’s option and under certain circumstances; (iii) appreciation-only Long-Term Incentive Plan (“AO LTIP”) units, and (iv) deferred common share units, which may be credited to the personal accounts of non-employee trustees in lieu of compensation paid in cash or the issuance of common shares to such trustees. Limited Partner Units have been omitted from the Parent Company’s denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the denominator would have no dilutive impact. Weighted average Limited Partner Units outstanding for the years ended December 31, 2021, 2020 and 2019 were 2.5 million, 2.2 million and 2.1 million, respectively.
These potentially dilutive securities are excluded from the computation of diluted earnings per share due to the net loss position for the years ended December 31, 2021, 2020, and 2019.
Segment Reporting
Our primary business is the ownership and operation of high-quality, open-air shopping centers and mixed-use assets. The Company’s chief operating decision maker, which is its Chief Executive Officer, does not distinguish or group our operations on a geographical basis, or any other basis, when measuring and evaluating the financial performance of the Company’s portfolio of properties. Accordingly, we have one operating segment, which also serves as our reportable segment for disclosure purposes in accordance with GAAP, as each property has similar economic characteristics, the Company provides similar services to its tenants and the Company’s chief operating decision maker evaluates the collective performance of our properties.
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
We have elected to treat Kite Realty Holdings, LLC as a TRS of the Operating Partnership. In addition, in connection with the Merger, we assumed RPAI’s existing TRS, IWR Protective Corporation, as a TRS of the Operating Partnership and we may elect to treat other subsidiaries as TRSs in the future. This election enables us to receive income and provide services that would otherwise be impermissible for a REIT. Deferred tax assets and liabilities are established for temporary differences between the financial reporting bases and the tax bases of assets and liabilities at the tax rates expected to be in effect when the temporary differences reverse. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.
Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest related to unrecognized tax benefits within “Interest expense” and penalties within “General, administrative and other” expenses in the accompanying consolidated statements of operations and comprehensive income.
On March 27, 2020 and December 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and the Consolidated Appropriations Act, 2021 (“CAA”), respectively, were enacted into law. Among other provisions, the CARES Act and the CAA provide relief to U.S. federal corporate taxpayers through temporary adjustments to net operating loss rules, changes to limitations on interest expense deductibility, and the acceleration of available refunds for minimum tax credit carryforwards. The CARES Act and the CAA did not have a material effect on the Company’s consolidated financial statements.
Our tax return for the year ended December 31, 2021 has not been filed as of the filing date of this Form 10-K of the Parent Company and the Operating Partnership. The taxability information presented for our dividends paid in 2021 is based upon management’s estimate. Consequently, the taxability of dividends is subject to change. A summary of the tax characterization of the dividends paid by the Parent Company for the years ended December 31, 2021, 2020, and 2019 is as follows:

	2021	2020	2019
Ordinary income	0.0%	89.3%	29.7%
Return of capital	13.4%	0.0%	35.2%
Capital gains	86.6%	10.7%	35.1%
Balance, end of year	100.0%	100.0%	100.0%

Operating Partnership
The allocated share of income and loss, other than the operations of our TRSs, is included in the income tax returns of the Operating Partnership’s partners. Accordingly, the only U.S. federal income taxes included in the accompanying consolidated financial statements are in connection with the TRSs.
Noncontrolling Interests
We report the non-redeemable noncontrolling interests in subsidiaries as equity, and the amount of consolidated net income attributable to these noncontrolling interests is set forth separately in the consolidated financial statements. The non-redeemable noncontrolling interests in consolidated properties for the years ended December 31, 2021, 2020, and 2019 were as follows:

($ in thousands)	2021	2020	2019
Noncontrolling interests balance at January 1,	$698	$698	$698
Noncontrolling interests acquired in the Merger	4,463	—	—
Net income allocable to noncontrolling interests, excluding redeemable noncontrolling interests	(15)	—	—
Distributions to noncontrolling interests	—	—	—
Noncontrolling interests balance at December 31,	$5,146	$698	$698
Noncontrolling Interests – Joint Venture
Prior to the Merger with RPAI, RPAI entered into a joint venture related to the development, ownership and operation of the multifamily rental portion of the expansion project at One Loudoun Downtown – Pads G & H. The Company owns 90% of the joint venture.
Subsequent to the Merger, during the period ended December 31, 2021, the Company funded $0.4 million of the partner’s development costs related to One Loudoun Downtown – Pads G & H through a loan provided by the Company to the joint venture. The loan is secured by the joint venture project, is required to be repaid subsequent to the completion of construction and stabilization of the project and is eliminated upon consolidation. Under terms defined in the joint venture agreement, after construction completion and stabilization of the development project, the Company has the ability to call, and the joint venture partner has the ability to put to the Company, subject to certain conditions, the joint venture partner’s interest in the joint venture at fair value.
The joint venture is considered a VIE primarily because the Company’s joint venture partner does not have substantive kick-out rights or substantive participating rights. The Company is considered the primary beneficiary as it has a controlling financial interest in the joint venture. As such, the Company has consolidated this joint venture and presented the joint venture partners’ interests as noncontrolling interests.
Redeemable Noncontrolling Interests – Limited Partners
Limited Partner Units are redeemable noncontrolling interests in the Operating Partnership. We classify redeemable noncontrolling interests in the Operating Partnership in the accompanying consolidated balance sheets outside of permanent equity because we may be required to pay cash to holders of Limited Partner Units upon redemption of their interests in the Operating Partnership or deliver registered shares upon their conversion. The carrying amount of the redeemable noncontrolling interests in the Operating Partnership is reflected at the greater of historical book value or redemption value with a corresponding adjustment to additional paid-in capital. At December 31, 2021, the redemption value of the redeemable noncontrolling interests in the Operating Partnership exceeded the historical book value, and the balance was accordingly adjusted to redemption value. At December 31, 2020, the redemption value of the redeemable noncontrolling interests in the Operating Partnership did not exceed the historical book value, and the balance was accordingly adjusted to historical book value.

We allocate net operating results of the Operating Partnership after noncontrolling interests in the consolidated properties based on the partners’ respective weighted average ownership interest. We adjust the redeemable noncontrolling interests in the Operating Partnership at the end of each reporting period to reflect their interests in the Operating Partnership or redemption value. This adjustment is reflected in our shareholders’ and Parent Company’s equity. For the years ended December 31, 2021, 2020, and 2019, the weighted average interests of the Parent Company and the limited partners in the Operating Partnership were as follows:

	Year Ended December 31,
	2021	2020	2019
Parent Company’s weighted average interest in Operating Partnership	97.8%	97.4%	97.6%
Limited partners’ weighted average interests in Operating Partnership	2.2%	2.6%	2.4%
At December 31, 2021, the Parent Company’s interest and the limited partners’ redeemable noncontrolling ownership interests in the Operating Partnership were 98.9% and 1.1%. At December 31, 2020, the Parent Company’s interest and the limited partners’ redeemable noncontrolling ownership interests in the Operating Partnership were 97.1% and 2.9%.
Concurrent with the Parent Company’s initial public offering and related formation transactions, certain individuals received Limited Partner Units of the Operating Partnership in exchange for their interests in certain properties. The limited partners have the right to redeem Limited Partner Units for cash or, at the Parent Company’s election, common shares of the Parent Company in an amount equal to the market value of an equivalent number of common shares of the Parent Company at the time of redemption. Such common shares must be registered, which is not fully in the Parent Company’s control. Therefore, the limited partners’ interest is not reflected in permanent equity. The Parent Company also has the right to redeem the Limited Partner Units directly from the limited partner in exchange for either cash in the amount specified above or a number of its common shares equal to the number of Limited Partner Units being redeemed.
There were 2,377,777 and 2,532,861 Limited Partner Units outstanding as of December 31, 2021 and 2020, respectively. The decrease in Limited Partner Units outstanding from December 31, 2020 is due to conversions offset by non-cash compensation awards made to our executive officers in the form of Limited Partner Units.
Redeemable Noncontrolling Interests – Subsidiaries
Prior to the merger with Inland Diversified Real Estate Trust, Inc. (“Inland Diversified”) in 2014, Inland Diversified formed joint ventures with the previous owners of certain properties and issued Class B units in three joint ventures that indirectly own those properties. The Class B units related to one of these three joint ventures remain outstanding and are accounted for as noncontrolling interests in the remaining venture. The remaining Class B units will become redeemable at the respective partner’s election in October 2022 and the fulfillment of certain redemption criteria. Beginning in November 2022, the Class B units can be redeemed at the election of either our partner or us for cash or Limited Partner Units in the Operating Partnership. The Class B units do not have a maturity date and none are mandatorily redeemable unless either party has elected for the units to be redeemed. We consolidate this joint venture because we control the decision making and our joint venture partner has limited protective rights.
We classify the redeemable noncontrolling interests related to the remaining Class B units in the accompanying consolidated balance sheets outside of permanent equity because, under certain circumstances, we may be required to pay cash to Class B unitholders in this subsidiary upon redemption of their interests. The carrying amount of these redeemable noncontrolling interests is required to be reflected at the greater of initial book value or redemption value with a corresponding adjustment to additional paid-in capital. As of December 31, 2021 and 2020, the redemption amounts of these interests did not exceed their fair value nor did they exceed the initial book value.

The redeemable noncontrolling interests in the Operating Partnership and subsidiaries for the years ended December 31, 2021, 2020, and 2019 were as follows:

($ in thousands)	2021	2020	2019
Redeemable noncontrolling interests balance at January 1,	$43,275	$52,574	$45,743
Net (loss) income allocable to redeemable noncontrolling interests	(901)	100	532
Distributions declared to redeemable noncontrolling interests	(2,208)	(1,533)	(3,191)
Other, net including adjustments to redemption value	15,007	(7,866)	9,490
Total limited partners' interests in Operating Partnership and other redeemable noncontrolling interests balance at December 31,	$55,173	$43,275	$52,574

Limited partners' interests in Operating Partnership	$45,103	$33,205	$42,504
Other redeemable noncontrolling interests in certain subsidiaries	10,070	10,070	10,070
Total limited partners' interests in Operating Partnership and other redeemable noncontrolling interests balance at December 31,	$55,173	$43,275	$52,574
Effects of Accounting Pronouncements
Debt with Conversion Options
We elected to early adopt ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), as of January 1, 2021. This new guidance, among other things, simplifies the accounting for convertible instruments by eliminating the requirement to separate conversion features from the host contract. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost. The guidance also eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. The adoption of this pronouncement resulted in the March 2021 exchangeable notes being recorded as a single liability with no portion of the proceeds from the issuance of the exchangeable debt instrument recorded as attributable to the conversion feature. See Note 8 to the consolidated financial statements for additional information.
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), which contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. In March 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.
Leases
In April 2020, the FASB issued a question-and-answer document focused on the application of lease accounting guidance to lease concessions provided as a result of COVID-19. Under ASC 842, Leases, the Company would have to evaluate, on a lease-by-lease basis, if a lease concession was the result of a new arrangement reached with the tenant or if a lease concession was under the enforceable rights and obligations within the existing lease agreement. The FASB clarified that entities may elect to not evaluate whether lease-related relief that lessors provide to mitigate the economic effects of COVID-19 is a lease modification. The Company made this election to evaluate COVID-related lease modifications on a disaggregated basis, with such election applied consistently to leases with similar characteristics and similar circumstances.
The Company entered into rent deferral agreements during the year ended December 31, 2020 that provided for legally due rent to be paid back over a period of time, typically 12 to 18 months. The Company had deferred the payment by tenants of $2.9 million and $6.1 million of contractually due rental income that remains outstanding as of December 31, 2021 and 2020, respectively.
The future impact of such modifications is dependent upon the extent of lease concessions granted to tenants as a result of COVID-19 in future periods and the elections made by the Company at the time of entering into such concessions. There was not a material amount of rent abatement provided to tenants as a result of COVID-19 during 2021 and 2020.

NOTE 3. ACQUISITIONS
RPAI Merger
On October 22, 2021, we completed a Merger with RPAI pursuant to which RPAI merged with and into Merger Sub, with the Company continuing as the surviving public company. Immediately following the closing of the Merger, Merger Sub merged with and into the Operating Partnership so that all of the assets and liabilities of the Company continue to be held at or below the Operating Partnership level. The aggregate value of the Merger consideration paid or payable to former holders of RPAI common stock was approximately $2.8 billion, excluding the value of RPAI restricted stock units that vested at closing and certain restricted share awards assumed by the Company at closing. The total purchase price was calculated based on the closing price of the Company’s common stock on October 21, 2021, the last business day prior to the effective time of the Merger, which was $21.18 per share. At the effective time of the Merger, each share of RPAI common stock issued and outstanding immediately prior to the effective time was converted into the right to receive 0.623 newly issued Company common shares. In addition, holders of (i) options to purchase shares of RPAI common stock, (ii) certain awards of restricted shares of RPAI common stock (as agreed in accordance with the Merger Agreement), and (iii) restricted stock units representing the right to vest in and be issued shares of RPAI common stock became entitled to receive cash and/or Company common shares in accordance with the terms of the Merger Agreement. The Company assumed certain existing awards of restricted shares of RPAI common stock, each of which were converted into 0.623 awards of restricted Company common shares in accordance with the Merger Agreement. In connection with the Merger, the Operating Partnership issued an equivalent amount of General Partner Units to the Parent Company. The number of RPAI common stock outstanding as of October 21, 2021 converted to shares of the Company’s common stock was determined as follows:

RPAI common stock outstanding as of October 21, 2021	214,797,869
Exchange ratio	0.623
Company common shares issued for outstanding RPAI common stock	133,814,066
Company common shares issued for RPAI restricted stock units	1,117,399
Total Company common shares issued	134,931,465
The following table presents the purchase price and total value of equity consideration paid by the Company at the close of the Merger (in thousands except the share price of Company common shares):

	Price of Company common shares	Equity Consideration Given (Company common shares issued)	Total Value of Stock Consideration[1]
As of October 21, 2021	$21.18	134,931	$2,847,369
1The total value of stock consideration is the total of the common shares issued multiplied by the closing price of the Company’s common stock on October 21, 2021 excluding the value of certain RPAI restricted stock that vested at the closing of the Merger and share awards assumed by the Company at the closing of the Merger.
As a result of the Merger, the Company acquired 100 operating retail properties and five active development projects under construction along with multiple parcels of entitled land for future value creation. The consolidated net assets and results of operations of RPAI are included in the accompanying consolidated financial statements from the closing date, October 22, 2021. During the year ended December 31, 2021, the Company incurred $86.5 million of merger and acquisition costs consisting primarily of fairness opinion, severance charges, legal, professional and data migration costs, which are recorded within “Merger and acquisition costs” in the accompanying consolidated statements of operations and comprehensive income. In addition, the Company assumed approximately $1.8 billion of debt in connection with the Merger.
“Rental income” and “Net loss attributable to Kite Realty Group Trust common shareholders” in the accompanying consolidated statements of operations and comprehensive income include revenues from the RPAI portfolio of $94.9 million and net loss of $22.8 million for the period from October 22, 2021 through December 31, 2021, which includes $74.7 million of depreciation and amortization, as a result of the Merger during the year ended December 31, 2021.

Provisional Purchase Price Allocation
In accordance with ASC 805-10, Business Combinations, the Company accounted for the Merger as a business combination using the acquisition method of accounting. Based on the value of the common shares issued, the total fair value of the assets acquired and liabilities assumed in the Merger was $2.8 billion as of October 22, 2021, the date of the Merger. The following table summarizes the provisional purchase price allocation based on the Company’s initial valuation, including estimates and assumptions of the acquisition date fair value of the tangible and intangible assets acquired and liabilities assumed:

Provisional Allocation
Investment properties	$4,439,387
Acquired lease intangible assets	524,058
Cash, accounts receivable and other assets	84,632
Total assets acquired	5,048,077

Mortgage and other indebtedness	(1,848,476)
Accounts payable, other liabilities, tenant security deposits and prepaid rent	(176,391)
In-place lease liabilities	(171,378)
Noncontrolling interests	(4,463)
Total liabilities assumed	(2,200,708)

Total purchase price	$2,847,369
The fair market value of the acquired properties is based upon a valuation prepared by the Company with assistance of a third-party valuation specialist. As it relates to certain leases and related intangibles, development projects and land held for development, the Company and valuation specialist are still in the process of reviewing the inputs used by the third-party specialist to ensure reasonableness and that the procedures are performed in accordance with management’s policy. Therefore, the final acquisition accounting adjustments, including the purchase price and its allocation, are not yet complete as of this filing. Once the purchase price and allocation are complete, an adjustment to the provisional purchase price or allocation may occur.
The range of the most significant Level 3 assumptions utilized in determining the value of the real estate and related assets acquired through the Merger with RPAI are as follows:

2021
Net rental rate per square foot – Anchors	$4.00 to $45.00
Net rental rate per square foot – Small Shops	$7.00 to $140.00
Capitalization rate	5.25% to 9.00%
The following table details the provisional weighted average amortization periods, in years, of the purchase price provisionally allocated to real estate and related intangible assets and liabilities acquired arising from the Merger:

Weighted Average Amortization Period (in years)
Land	N/A
Building	18.9
Tenant improvements	6.6
In-place lease intangibles	5.3
Above-market leases	8.1
Below-market leases (including below-market option periods)	17.6
Fair market value of debt adjustments	6.8

Pro Forma Financial Information (unaudited)
The pro forma financial information set forth below is based upon the Company’s historical consolidated statements of operations for the years ended December 31, 2021 and 2020, adjusted to give effect for the properties assumed through the Merger as if they were acquired as of January 1, 2020. The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of income would have been, nor does it purport to represent the results of income for future periods.

	Year Ended December 31,
($ in thousands)	2021	2020
Rental income	$740,954	$683,093
Net income (loss)	$21,283	$(109,775)
Net income (loss) attributable to common shareholders	$20,535	$(107,341)
Net income (loss) attributable to common shareholders per common share:
Basic[1]	$0.09	$(0.49)
Diluted[1]	$0.09	$(0.49)
1The pro forma earnings for the year ended December 31, 2021 were adjusted to exclude $86.5 million of merger costs incurred while the pro forma earnings for the year ended December 31, 2020 were adjusted to include these costs.
Supplemental Schedule of Non-Cash Investing and Financing Activities Related to the Merger
The following table summarizes the Merger-related non-cash investing and financing activities of the Company for the year ended December 31, 2021:

($ in thousands)	Year Ended December 31, 2021
Investment properties	$4,439,387
Acquired lease intangible assets	$524,058
Mortgage and other indebtedness	$(1,848,476)
In-place lease liabilities	$(171,378)
Noncontrolling interests	$(4,463)
Other assets and liabilities, net[1]	$(106,751)
Company common shares issued in exchange for RPAI common stock	$(2,847,369)
1Includes lease liabilities arising from obtaining right-of-use assets of $41,086, which was determined using an estimate of our incremental borrowing rate that was specific to each lease based upon the term and underlying asset with a weighted average incremental borrowing rate of 5.4%.
Asset Acquisitions
The Company closed on the following asset acquisitions during the years ended December 31, 2021, 2020 and 2019, respectively: (i) one multi-tenant retail outparcel at Nora Plaza, an existing operating property, for $13.5 million, (ii) one retail operating property for $65.3 million, and (iii) one retail operating property for $29.0 million and one parking garage for $29.5 million. The fair value of the real estate and other assets acquired were primarily determined using the income approach, which required us to make assumptions about market leasing rates, tenant-related costs, discount rates, and disposal rates. The estimates of fair value primarily relied upon Level 2 and Level 3 inputs, as previously defined.

The following table summarizes the fair value of assets acquired and liabilities assumed for the asset acquisitions completed during the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Investment properties, net	$13,488	$63,570	$56,393
Lease-related intangible assets, net[1]	304	2,254	2,458
Other assets	—	—	320
Total acquired assets	13,792	65,824	59,171

Mortgage payable	3,578	—	—
Accounts payable and accrued expenses	100	280	595
Deferred revenue and other liabilities	189	246	371
Total assumed liabilities	3,867	526	966

Fair value of acquired net assets	$9,925	$65,298	$58,205
1The weighted average remaining life of leases at the acquired properties is approximately 5.3 years, 3.2 years and 5.6 years for asset acquisitions completed during the years ended December 31, 2021, 2020 and 2019, respectively.
The range of the most significant Level 3 assumptions utilized in determining the value of the real estate and related assets acquired through asset acquisitions are as follows:

	2021	2020	2019
Net rental rate per square foot – Anchors	N/A to N/A	$22.50 to $27.50	$11.00 to $12.96
Net rental rate per square foot – Small Shops	$31.50 to $45.00	$15.00 to $65.00	$6.33 to $32.00
Discount rate	9.0%	9.0%	9.0%
The results of operations for each of the properties acquired through asset acquisitions during the years ended December 31, 2021, 2020 and 2019 have been included in operations since their respective dates of acquisition.
NOTE 4. DISPOSALS OF OPERATING PROPERTIES AND IMPAIRMENT CHARGES
During the year ended December 31, 2021, the Company sold one operating property, Westside Market, for gross proceeds of $24.8 million and a net gain of $4.3 million. In addition, the Company sold 17 ground leases for gross proceeds of $42.0 million and a net gain of $27.6 million. A portion of the proceeds was used to pay down our unsecured revolving credit facility.
There were no operating properties sold during the year ended December 31, 2020. The Company sold one redevelopment property for gross proceeds of $14.0 million and a net gain of $3.1 million during the year ended December 31, 2020.
During the year ended December 31, 2019, the Company sold 23 operating properties for aggregate gross proceeds of $543.8 million and a net gain of $39.0 million.
During 2019, in connection with the preparation and review of the financial statements for the applicable periods, we evaluated a total of seven operating properties for impairment and recorded a cumulative $37.7 million impairment charge due to changes in facts and circumstances underlying the Company’s expected future hold period of these properties. A shortening of the expected future hold period is considered an impairment indicator under applicable accounting rules, and this indicator caused us to further evaluate the carrying value of these properties. We concluded the estimated undiscounted cash flows over the expected holding period did not exceed the carrying value of these assets given the new holding period, leading to the charge. We estimated the fair value using the market approach by utilizing recent sales offers without adjustment. We compared the estimated aggregate fair value of $176.0 million to the carrying values, which resulted in the recording of the non-cash impairment charge of $37.7 million for the year ended December 31, 2019.
The results of all the operating properties sold in 2021, 2020, and 2019 are not included in discontinued operations in the accompanying consolidated statements of operations and comprehensive income as none of the operating properties individually, nor in the aggregate, represent a strategic shift that has had or will have a material effect on our operations or financial results.

NOTE 5. SHARE-BASED COMPENSATION
Overview
The Company’s 2013 Equity Incentive Plan (the “Plan”), as amended and restated as of February 28, 2019, authorizes options to acquire common shares and other share-based compensation awards to be granted to employees and trustees for up to an additional 3,000,000 common share equivalents of the Company. The Company accounts for its share-based compensation in accordance with the fair value recognition provisions provided in ASC 718, Stock Compensation.
Total share-based compensation expense, net of amounts capitalized, included within “General, administrative and other” expenses in the accompanying consolidated statements of operations and comprehensive income for the years ended December 31, 2021, 2020, and 2019 was $7.2 million, $5.6 million, and $5.3 million, respectively. For the years ended December 31, 2021, 2020, and 2019, total share-based compensation cost capitalized for development activities was $1.0 million, $1.2 million, and $1.1 million, respectively. The Company recognizes forfeitures as they occur.
As of December 31, 2021, there were 1,277,380 shares and units available for grant under the Plan.
Share Options
Pursuant to the Plan, the Company may periodically grant options to purchase common shares at an exercise price equal to the grant date fair value of the Company’s common shares. Options granted typically vest over a five-year period and expire 10 years from the grant date. The Company issues new common shares upon the exercise of options.
The following table summarizes the option activity under the Plan as of December 31, 2021 and changes during the year then ended:

($ in thousands, except share and per share data)	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2021	21,567	$20.67
Granted	—	—
Exercised	(1,250)	15.56
Expired	(19,067)	21.04
Forfeited	—	—
Outstanding at December 31, 2021	1,250	$20.20	$2	0.33
Exercisable at December 31, 2021	1,250	$20.20	$2	0.33
Exercisable at December 31, 2020	21,567	$20.67
There were no options granted in 2021, 2020 or 2019.
The aggregate intrinsic value of the 1,250, 2,500 and 33,375 options exercised during the years ended December 31, 2021, 2020, and 2019 was $6,550, $2,000 and $86,000, respectively.
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
In connection with the Merger, we assumed the terms of award agreements governing 56,765 unvested restricted shares (as converted pursuant to the exchange ratio) granted prior to the Merger under RPAI’s equity incentive plan. Each assumed award is a time-vesting award that was issued with a three-year service period, unless accelerated pursuant to the original agreement or otherwise modified in connection with the Merger or the resulting integration.

The following table summarizes the restricted share activity to employees and non-employee members of the Board of Trustees as of December 31, 2021 and changes during the year then ended:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value per share
Restricted shares outstanding at January 1, 2021	321,591	$14.42
Shares granted	137,646	19.32
Shares assumed in the Merger	56,765	21.13
Shares forfeited	(5,226)	17.47
Shares vested	(187,544)	13.34
Restricted shares outstanding at December 31, 2021	323,232	$18.27
The following table summarizes the restricted share grants and vestings during the years ended December 31, 2021, 2020, and 2019:

($ in thousands, except share and per share data)	Number of Restricted Shares Granted	Weighted Average Grant Date Fair Value per share	Fair Value of Restricted Shares Vested
2021	194,411	$19.85	$3,763
2020	211,476	$13.21	$2,727
2019	154,440	$15.84	$2,270
As of December 31, 2021, there was $3.9 million of total unrecognized compensation cost related to restricted shares, which is expected to be recognized over a weighted average period of 0.90 years. We expect to incur $2.7 million of this expense in 2022, $1.0 million in 2023, and the remainder in 2024.
Performance Awards
In 2016, the Compensation Committee of the Company’s Board of Trustees established overall target values for incentive compensation for each executive officer, with 40% of the target value being granted in the form of time-based awards and the remaining 60% being granted in the form of performance awards.
In 2018, the Compensation Committee awarded each of the Company’s named executive officers a three-year performance award in the form of performance share units (“PSUs”) that ended on December 31, 2020. The performance criteria was based 60% on the relative Total Shareholder Return (“TSR”) achieved by the Company measured against a peer group over the three-year measurement period and 40% on the achievement of a defined funds available for distribution (“FAD”). The total number of PSUs issued to the executive officers was based upon a target value of $2.4 million, but could be earned in a range of 0% to 200% of the target. Additionally, any PSUs earned based on the achievement of the pre-established FAD goals were subject to adjustment (either up or down 25%) based on the Company’s absolute TSR over the three-year measurement period. Approximately 172,000 PSUs were earned based upon the Company’s performance on the relative TSR measurement. The PSUs were valued at an aggregate value of $2.2 million using a Monte Carlo simulation and are fully amortized.
Restricted Units
Time-based restricted unit awards were made on a discretionary basis in 2019, 2020, and 2021 based on a review of each prior year’s performance.
The following table summarizes the activity for time-based restricted unit awards for the year ended December 31, 2021:

	Number of Restricted Units	Weighted Average Grant Date Fair Value per unit
Restricted units outstanding at January 1, 2021	491,196	$13.32
Restricted units granted	72,689	14.26
Restricted units vested	(149,444)	14.00
Restricted units outstanding at December 31, 2021	414,441	$13.24

The following table summarizes the time-based restricted unit grants and vestings during the years ended December 31, 2021, 2020, and 2019:

($ in thousands, except unit and per unit data)	Number of Restricted Units Granted	Weighted Average Grant Date Fair Value per Unit	Fair Value of Restricted Units Vested
2021	72,689	$14.26	$2,956
2020	431,913	$13.10	$1,784
2019	84,987	$14.11	$749
As of December 31, 2021, there was $4.2 million of total unrecognized compensation cost related to restricted units granted under the Plan, which is expected to be recognized over a weighted average period of 1.79 years. We expect to incur $1.6 million of this expense in 2022, $1.1 million in 2023, $0.8 million in 2024, and the remainder in 2025.
AO LTIP Units
During the years ended December 31, 2019, 2020 and 2021, in connection with its annual review of executive compensation and as described in the table below, the Compensation Committee approved an aggregate grant of AO LTIP Units to the Company’s executive officers under the Plan.

	Number of AO LTIP Units			Participation Threshold per AO LTIP Unit
Executive	2019 Awards	2020 Awards	2021 Awards	2019 Awards	2020 Awards	2021 Awards
John A. Kite	1,490,683	1,729,729	477,612	$15.79	$17.76	$16.69
Thomas A. McGowan	372,671	405,405	149,254	$15.79	$17.76	$16.69
Heath R. Fear	253,416	275,675	119,403	$15.79	$17.76	$16.69
The Company entered into award agreements with each executive officer with respect to his awards, which provide terms of vesting, conversion, distribution, and other terms. AO LTIP Units are designed to have economics similar to stock options and allow the recipient, subject to vesting requirements, to realize value above a threshold level set as of the grant date of the award (the “Participation Threshold”). The value of vested AO LTIP Units is realized through conversion into a number of vested Long-Term Incentive Plan (“LTIP”) Units in the Operating Partnership determined on the basis of how much the value of a common share of the Company has increased over the Participation Threshold.
The AO LTIP Units are only exercisable and convertible into vested LTIP Units of the Operating Partnership to the extent that they become vested AO LTIP Units. The awards of AO LTIP Units are subject to both time-based and stock price performance-based vesting requirements. Subject to the terms of the award agreements, the AO LTIP Units shall vest and become fully exercisable as of the date that both of the following requirements have been met: (i) the grantee remains in continuous service from the grant date through the third anniversary of the grant date; and (ii) at any time during the five-year period following the grant date for the 2019 awards and at any time during the period beginning in the second year and ending at the end of the fifth year following the grant date for the 2020 and 2021 awards, the reported closing price per common share of the Company appreciates at least 20% for the 2019 awards and at least 15% for the 2020 and 2021 awards over the applicable Participation Threshold per AO LTIP Unit (as set forth in the table above) for a minimum of 20 consecutive trading days. Any AO LTIP Units that do not become vested will be forfeited and become null and void as of the fifth anniversary of the grant date, but AO LTIP Units may also be forfeited earlier in connection with a corporate transaction or with the holder’s termination of service.
The AO LTIP Units were valued using a Monte Carlo simulation and the resulting compensation expense is being amortized over three years for the 2019 and 2021 awards and five years for the 2020 awards. For the awards granted in 2019, we recognized $1.0 million of compensation expense in 2019, $1.1 million of compensation expense in 2020 and 2021 and expect to recognize the remaining $0.2 million of this expense in 2022. Compensation expense for the awards granted in 2020 totaled $3.6 million, of which we recognized $0.6 million and $0.7 million of compensation expense in 2020 and 2021, respectively, and expect to annually incur $0.7 million of this expense in 2022 through 2024 and the remainder in 2025. Compensation expense for the awards granted in 2021 totaled $3.0 million, of which we recognized $0.9 million of compensation expense in 2021 and expect to annually incur $1.0 million of this expense in 2022 and 2023 and the remainder in 2024.

NOTE 6. DEFERRED COSTS AND INTANGIBLES, NET
Deferred costs consist primarily of acquired lease intangible assets, broker fees and capitalized internal commissions incurred in connection with lease originations. Deferred leasing costs, lease intangibles and similar costs are amortized on a straight-line basis over the terms of the related leases. At December 31, 2021 and 2020, deferred costs consisted of the following:

($ in thousands)	2021	2020
Acquired lease intangible assets	$567,149	$55,352
Deferred leasing costs and other	55,817	57,481
	622,966	112,833
Less: accumulated amortization	(81,448)	(49,662)
Total	$541,518	$63,171
The estimated net amounts of amortization from acquired lease intangible assets for each of the next five years and thereafter are as follows:

($ in thousands)	Amortization of above-market leases	Amortization of acquired lease intangible assets	Total
2022	$12,610	$133,302	$145,912
2023	10,297	85,763	96,060
2024	8,461	58,852	67,313
2025	6,571	39,351	45,922
2026	6,405	39,159	45,564
Thereafter	18,155	79,502	97,657
Total	$62,499	$435,929	$498,428
Amortization of deferred leasing costs, lease intangibles and other is included within “Depreciation and amortization” in the accompanying consolidated statements of operations and comprehensive income. The amortization of above-market lease intangibles is included as a reduction to “Rental income” in the accompanying consolidated statements of operations and comprehensive income. The amounts of such amortization included in the accompanying consolidated statements of operations and comprehensive income are as follows:

	Year ended December 31,
($ in thousands)	2021	2020	2019
Amortization of deferred leasing costs, lease intangibles and other	$45,423	$13,916	$14,239
Amortization of above-market lease intangibles	3,483	999	1,200
NOTE 7. DEFERRED REVENUE, INTANGIBLES, NET AND OTHER LIABILITIES
Deferred revenue and other liabilities consist of the unamortized fair value of below-market lease liabilities recorded in connection with purchase accounting, retainage payables for development and redevelopment projects, tenant rent payments received in advance of the month in which they are due, and lease liabilities recorded upon adoption of ASU 2016-02. The amortization of below-market lease liabilities is recognized as revenue over the remaining life of the leases (including option periods for leases with below-market renewal options) through 2085. Tenant rent payments received in advance are recognized as revenue in the period to which they apply, which is typically the month following their receipt.
At December 31, 2021 and 2020, deferred revenue, intangibles, net and other liabilities consisted of the following:

($ in thousands)	2021	2020
Unamortized in-place lease liabilities	$210,261	$45,479
Retainages payable and other	10,796	1,943
Tenant rents received in advance	30,125	11,716
Lease liabilities	70,237	26,511
Total	$321,419	$85,649

The amortization of below-market lease intangibles is included as a component of “Rental income” in the accompanying consolidated statements and totaled $6.1 million, $4.8 million and $5.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The estimated net amounts of amortization of in-place lease liabilities and the increasing effect on minimum rent for each of the next five years and thereafter is as follows:

($ in thousands)
2022	$18,290
2023	16,668
2024	14,781
2025	12,440
2026	12,517
Thereafter	135,565
Total	$210,261
NOTE 8. MORTGAGE AND OTHER INDEBTEDNESS
The Company has the following types of indebtedness:

	December 31,
	2021	2020
Mortgages payable	$392,590	$351,076
Senior unsecured notes	1,924,635	550,000
Unsecured term loans	720,000	250,000
Revolving line of credit	55,000	25,000
	3,092,225	1,176,076
Unamortized discounts and premiums, net	69,425	1,732
Unamortized debt issuance costs, net	(10,842)	(7,014)
Total mortgage and other indebtedness, net	$3,150,808	$1,170,794
Consolidated indebtedness, including weighted average maturities and weighted average interest rates as of December 31, 2021, considering the impact of interest rate swaps, is summarized below:

	Amount Outstanding	Ratio	Weighted Average Interest Rate	Weighted Average Maturity (in years)
Fixed rate debt[1]	$2,853,212	92%	4.00%	4.6
Variable rate debt[2]	239,013	8%	3.01%	4.2
Debt discounts, premiums and issuance costs, net	58,583	N/A	N/A	N/A
Total	$3,150,808	100%	3.92%	4.6
1Fixed rate debt includes the portion of variable rate debt that has been hedged by interest rate swaps. As of December 31, 2021, $720.0 million in variable rate debt is hedged to a fixed rate for a weighted average of 3.2 years.
2Variable rate debt includes the portion of fixed rate debt that has been hedged by interest rate swaps. As of December 31, 2021, $155.0 million in fixed rate debt is hedged to a floating rate for a weighted average of 3.7 years.
Mortgages Payable
The following table summarizes the Company’s mortgages payable:

	December 31, 2021			December 31, 2020
($ in thousands)	Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity	Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate mortgages payable[1]	$363,577	4.13%	1.7	$295,966	4.12%	2.1
Variable rate mortgage payable[2]	29,013	1.70%	0.1	55,110	1.74%	1.1
Total mortgages payable	$392,590			$351,076

1The fixed rate mortgages had interest rates ranging from 3.75% to 5.73% and 3.78% to 5.73% as of December 31, 2021 and 2020, respectively.
2The interest rate on the variable rate mortgage is based on LIBOR plus 160 basis points. The one-month LIBOR rate was 0.10% and 0.14% as of December 31, 2021 and 2020, respectively.
Mortgages payable are secured by certain real estate and, in some cases, by guarantees from the Operating Partnership, are generally due in monthly installments of principal and interest and mature over various terms through 2032. During the year ended December 31, 2021, we made scheduled principal payments of $2.7 million related to amortizing loans and paid down $25.4 million on a variable rate mortgage payable.
In connection with the Merger, the Company assumed mortgage loans totaling $90.7 million (including fair market value adjustments of $0.6 million), of which the Company repaid a $24.1 million mortgage at the closing of the Merger. In addition, the Company assumed a mortgage loan with a principal balance of $3.6 million and an interest rate of 3.8% that matures in 2032 in conjunction with the acquisition of the multi-tenant retail outparcel at Nora Plaza on December 22, 2021.
Unsecured Notes
The following table summarizes the Company’s senior unsecured notes and exchangeable senior notes:

		December 31, 2021		December 31, 2020
($ in thousands)	Maturity Date	Balance	Interest Rate	Balance	Interest Rate
Senior notes – 4.23% due 2023	September 10, 2023	$95,000	4.23%	$95,000	4.23%
Senior notes – 4.58% due 2024[1]	June 30, 2024	149,635	4.58%	—	—%
Senior notes – 4.00% due 2025[2]	March 15, 2025	350,000	4.00%	—	—%
Senior notes – LIBOR + 3.65% due 2025[3]	September 10, 2025	80,000	3.75%	80,000	4.47%
Senior notes – 4.08% due 2026[1]	September 30, 2026	100,000	4.08%	—	—%
Senior notes – 4.00% due 2026	October 1, 2026	300,000	4.00%	300,000	4.00%
Senior exchangeable notes – 0.75% due 2027	April 1, 2027	175,000	0.75%	—	—%
Senior notes – LIBOR + 3.75% due 2027[4]	September 10, 2027	75,000	3.85%	75,000	4.57%
Senior notes – 4.24% due 2028[1]	December 28, 2028	100,000	4.24%	—	—%
Senior notes – 4.82% due 2029[1]	June 28, 2029	100,000	4.82%	—	—%
Senior notes – 4.75% due 2030[2]	September 15, 2030	400,000	4.75%	—	—%
Total senior unsecured notes		$1,924,635		$550,000
1Private placement notes assumed in connection with the Merger.
2Publicly placed notes assumed in connection with the Merger.
3$80,000 of 4.47% senior unsecured notes has been swapped to a variable rate of LIBOR plus 3.65% through September 10, 2025.
4$75,000 of 4.57% senior unsecured notes has been swapped to a variable rate of LIBOR plus 3.75% through September 10, 2025.
Private Placement Senior Unsecured Notes Assumed in the Merger
On October 22, 2021, in connection with the Merger, the Operating Partnership entered into a number of assumption agreements pursuant to which the Operating Partnership assumed all of RPAI’s obligations under RPAI’s existing Note Purchase Agreements (“NPAs”) related to an aggregate of $450.0 million in principal of privately placed senior unsecured notes (“Private Placement Notes”). Each series of Private Placement Notes require semi-annual interest payments each year until maturity. The Operating Partnership may prepay at any time all, or from time to time any part of, any series of the Private Placement Notes, in an amount not less than 5% of the aggregate principal amount of such series of the Private Placement Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid plus a Make-Whole Amount (as defined in the applicable NPA). The Make-Whole Amount is equal to the excess, if any, of the discounted value of the remaining scheduled payments with respect to the Private Placement Notes being prepaid over the amount of such Notes.
Each NPA contains customary financial maintenance covenants including a maximum total leverage ratio, secured leverage ratio and unsecured leverage ratio and a minimum interest coverage ratio. Each NPA also contains restrictive covenants that restrict the ability of the Operating Partnership and its subsidiaries to, among other things, enter into transactions with affiliates, merge or consolidate, transfer assets or incur liens.

Further, each NPA contains customary events of default, including in relation to non-payment, breach of covenants, defaults under certain other indebtedness, judgment defaults and bankruptcy events. In the case of an event of default, the holders of the Private Placement Notes may, among other remedies, accelerate the payment of all obligations.
Publicly Placed Senior Unsecured Notes Assumed in the Merger
On October 22, 2021, in connection with the Merger, the Operating Partnership (as successor by merger to RPAI) assumed all of RPAI’s outstanding $750.0 million aggregate principal of publicly placed senior unsecured notes (“Public Placement Notes”). The Public Placement Notes require semi-annual interest payments each year until maturity.
The Public Placement Notes are the direct, senior unsecured obligations of the Operating Partnership and rank equally in right of payment with all of its existing and future unsecured and unsubordinated indebtedness. The Operating Partnership may redeem the Public Placement Notes at its option and in its sole discretion, at any time or from time to time prior to three months prior to the respective maturity date (such date, the “Par Call Date”), at a redemption price equal to 100% of the principal amount of the applicable Public Placement Notes being redeemed, plus accrued and unpaid interest and a “make-whole” premium calculated in accordance with the indenture. Redemptions on or after the respective Par Call Date are not subject to the addition of a “make-whole” premium.
Exchangeable Senior Notes
In March 2021, the Operating Partnership issued $175.0 million aggregate principal amount of 0.75% Exchangeable Senior Notes maturing in April 2027 (the “Exchangeable Notes”). The Exchangeable Notes are governed by an indenture between the Operating Partnership, the Company and U.S. Bank National Association, as trustee. The Exchangeable Notes were sold in the U.S. only to accredited investors pursuant to an exemption from the Securities Act of 1933, as amended (the “Securities Act”), and subsequently resold to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The net proceeds from the offering of the Exchangeable Notes were approximately $169.7 million after deducting the underwriting fees and other expenses paid by the Company.
The Exchangeable Notes bear interest at a rate of 0.75% per annum, payable semi-annually in arrears, and will mature on April 1, 2027. During the year ended December 31, 2021, we recognized approximately $1.6 million of interest expense for the Exchangeable Notes.
Prior to January 1, 2027, the Exchangeable Notes will be exchangeable into cash up to the principal amount of the Exchangeable Notes exchanged and, if applicable, cash or common shares or a combination thereof, only upon certain circumstances and during certain periods. On or after January 1, 2027, the Exchangeable Notes will be exchangeable into cash up to the principal amount of the Exchangeable Notes exchanged and, if applicable, cash or common shares or a combination thereof at the option of the holders at any time prior to the close of business on the second scheduled trading day preceding the Maturity Date. The exchange rate will initially equal 39.6628 common shares per $1,000 principal amount of Exchangeable Notes (equivalent to an exchange price of approximately $25.21 per common share and an exchange premium of approximately 25% based on the closing price of $20.17 per common share on March 17, 2021). The exchange rate will be subject to adjustment upon the occurrence of certain events but will not be adjusted for any accrued and unpaid interest.
The Operating Partnership may redeem the Exchangeable Notes, at its option, in whole or in part, on any business day on or after April 5, 2025, if the last reported sale price of the common shares has been at least 130% of the exchange price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the issuer provides notice of redemption at a redemption price equal to 100% of the principal amount of the Exchangeable Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
In connection with the Exchangeable Notes, the Operating Partnership entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain of the initial purchasers of the Exchangeable Notes or their respective affiliates. The Capped Call Transactions initially cover, subject to anti-dilution adjustments substantially similar to those applicable to the Exchangeable Notes, the number of common shares underlying the Exchangeable Notes. The Capped Call Transactions are expected generally to reduce the potential dilution to holders of common shares upon exchange of the Exchangeable Notes. The cap price of the Capped Call Transactions was initially approximately $30.26, which represents a premium of approximately 50% over the last reported sale price of common shares on March 17, 2021 and is subject to anti-dilution adjustments under the terms of the Capped Call Transactions. The cost of the Capped Call Transactions was $9.8 million and is recorded within additional paid-in capital.

Unsecured Term Loans and Revolving Line of Credit
The following table summarizes the Company’s term loans and revolving line of credit:

		December 31, 2021		December 31, 2020
($ in thousands)	Maturity Date	Balance	Interest Rate	Balance	Interest Rate
Unsecured term loan due 2023 – fixed rate[1,2]	November 22, 2023	$200,000	4.10%	$—	—%
Unsecured term loan due 2024 – fixed rate[1,3]	July 17, 2024	120,000	2.88%	—	—%
Unsecured term loan due 2025 – fixed rate[4,6]	October 24, 2025	250,000	5.09%	250,000	2.14%
Unsecured term loan due 2026 – fixed rate[1,5]	July 17, 2026	150,000	2.97%	—	—%
Total unsecured term loans		$720,000		$250,000

Unsecured credit facility revolving line of credit – variable rate[1,7]	January 8, 2026	$55,000	1.20%	$25,000	1.29%
1Unsecured term loans and revolving line of credit assumed in connection with the Merger.
2$200,000 of LIBOR-based variable rate debt has been swapped to a fixed rate 2.85% plus a credit spread based on a leverage grid ranging from 1.20% to 1.85% through November 22, 2023. The applicable credit spread was 1.25% as of December 31, 2021.
3$120,000 of LIBOR-based variable rate debt has been swapped to a fixed rate 1.68% plus a credit spread based on a leverage grid ranging from 1.20% to 1.70% through July 17, 2024. The applicable credit spread was 1.20% as of December 31, 2021.
4$250,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 5.09% through October 24, 2025.
5$150,000 of LIBOR-based variable rate debt has been swapped to a fixed rate 1.77% plus a credit spread based on a leverage grid ranging from 1.20% to 1.70% through July 17, 2026. The applicable credit spread was 1.20% as of December 31, 2021.
6The maturity date of the term loan may be extended for up to three additional periods of one year at the Operating Partnership’s option, subject to certain conditions.
7The revolving line of credit has two six-month extension options that the Company can exercise, at its election, subject to (i) customary representations and warranties, including, but not limited to, the absence of an event of default as defined in the unsecured credit agreement and (ii) payment of an extension fee equal to 0.075% of the revolving line of credit capacity.
Unsecured Revolving Credit Facility
On October 22, 2021, in connection with the Merger, the Operating Partnership (as successor by merger to RPAI), as borrower, entered into the First Amendment (the “First Amendment”) to the Credit Agreement (as defined below) with KeyBank National Association (“KeyBank”), as administrative agent, and the lenders party thereto. The First Amendment amends the Sixth Amended and Restated Credit Agreement, dated as of July 8, 2021 (as amended, the “Credit Agreement”), among RPAI, as borrower, KeyBank, as administrative agent, and the lenders from time to time party thereto, which provides for an $850.0 million unsecured revolving credit facility (the “Revolving Facility”) with a scheduled maturity date of January 8, 2026 (which maturity date may be extended for up to two additional periods of six months at the Operating Partnership’s option, subject to certain conditions).
Under the Credit Agreement, the Operating Partnership has the option to increase the Revolving Facility to an aggregate committed amount of $1.6 billion upon the Operating Partnership’s request, subject to certain conditions, including obtaining commitments from any one or more lenders, whether or not currently party to the Credit Agreement, to provide such increased amounts.
Borrowings under the Revolving Facility bear interest at a rate per annum equal to LIBOR or the alternative base rate plus a margin based on the Operating Partnership’s leverage ratio or credit rating, respectively, plus a facility fee based on the Operating Partnership’s leverage ratio or credit rating, respectively. The Revolving Facility is currently priced on the leverage-based pricing grid. In accordance with the Credit Agreement, the credit spread set forth in the leverage grid resets quarterly based on the Company’s leverage, as calculated at the previous quarter end. The Company may irrevocably elect to convert to the ratings-based pricing grid at any time. The Credit Agreement includes a sustainability metric based on targeted greenhouse gas emission reductions, which results in a reduction of the otherwise applicable interest rate margin by one basis point upon achievement of targets set forth therein.

The following table summarizes the key terms of the Revolving Facility:

				Leverage-Based Pricing		Investment Grade Pricing
Credit Agreement	Maturity Date	Extension Option	Extension Fee	Credit Spread	Facility Fee	Credit Spread	Facility Fee
$850,000 unsecured revolving line of credit	1/8/2026	2 six-month	0.075%	1.05%–1.50%	0.15%–0.30%	0.725%–1.40%	0.125%–0.30%
The Operating Partnership’s ability to borrow under the Credit Agreement is subject to ongoing compliance by the Operating Partnership and its subsidiaries with various restrictive covenants, including with respect to liens, transactions with affiliates, dividends, mergers and asset sales. In addition, the Credit Agreement requires that the Operating Partnership satisfy certain financial covenants, including:
•a maximum leverage ratio of 60%, which may be increased to 65% during the quarter in which a material acquisition occurs and the immediately following fiscal quarter up to two times during the term of the Credit Agreement;
•an adjusted EBITDA to fixed charges coverage ratio of at least 1.50 to 1.00;
•a ratio of secured indebtedness to total asset value of no more than 45%;
•a ratio of unsecured debt to the value of a pool of unencumbered properties not to exceed 60%, which may be increased to 65% during the quarter in which a material acquisition occurs and the immediately following fiscal quarter up to two times during the term of the Credit Agreement; and
•a ratio of net operating income attributable to a pool of unencumbered properties to unsecured debt interest expense to be not less than 1.75 to 1.00 at any time.
As of December 31, 2021, we were in compliance with all such covenants.
The Credit Agreement includes customary representations and warranties, which must continue to be true and correct in all material respects as a condition to future draws under the Revolving Facility. The Credit Agreement also contains customary events of default, the occurrence of which, following any applicable grace period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations under the Credit Agreement to be immediately due and payable.
As of December 31, 2021, we had letters of credit outstanding which totaled $1.5 million, against which no amounts were advanced as of December 31, 2021.
The Operating Partnership previously had a $600.0 million unsecured revolving credit facility that bore interest at a rate of LIBOR plus a credit spread ranging from 1.05% to 1.50% and was scheduled to mature on April 22, 2022. In connection with the Operating Partnership’s assumption of RPAI’s Sixth Amended and Restated Credit Agreement, the Operating Partnership terminated its existing revolving credit facility provided pursuant to the Fifth Amended and Restated Credit Agreement, dated as of July 28, 2016, by and among the Operating Partnership, the Company, KeyBank, as administrative agent, and the lenders party thereto.
Unsecured Term Loans Assumed in the Merger
On October 22, 2021, in connection with the Merger, the Operating Partnership (as successor by merger to RPAI) assumed all of RPAI’s outstanding $470.0 million aggregate principal of unsecured term loans (“Unsecured Term Loans”). The following table summarizes the key terms of the Unsecured Term Loans assumed:

Unsecured Term Loans	Maturity Date	Leverage-Based Pricing Credit Spread	Investment Grade Pricing Credit Spread
$200,000 unsecured term loan due 2023	11/22/2023	1.20% – 1.85%	0.85% – 1.65%
$120,000 unsecured term loan due 2024	7/17/2024	1.20% – 1.70%	0.80% – 1.65%
$150,000 unsecured term loan due 2026	7/17/2026	1.20% – 1.70%	0.75% – 1.60%
Under the agreement related to the $120.0 million and $150.0 million term loans, the Operating Partnership has the option to increase each of the term loans to $250.0 million upon the Operating Partnership’s request, subject to certain conditions, including obtaining commitments from any one or more lenders, whether or not currently party to the term loan agreement, to provide such increased amounts. In addition, under the agreement related to the $200.0 million term loan, the Operating Partnership has the option to increase the term loan to $300.0 million upon the Operating Partnership’s request, subject to certain conditions, including obtaining commitments from any one or more lenders, whether or not currently party to the term loan agreement, to provide such increased amounts.
The agreements related to the Unsecured Term Loans assumed in the Merger contain representations, financial and other affirmative and negative covenants and events of default that are substantially similar to those contained in the Credit Agreement. The agreement related to the $150.0 million term loan includes a sustainability metric based on targeted greenhouse gas emission reductions, which results in a reduction of the otherwise applicable interest rate margin by one basis point upon achievement of targets set forth therein.
Existing Unsecured Term Loan Due 2025
On October 25, 2018, the Operating Partnership entered into a Term Loan Agreement (the “Agreement”) with KeyBank National Association, as Administrative Agent, and the other lenders party thereto, providing for an unsecured term loan facility of up to $250.0 million (the “$250M Term Loan”). The $250M Term Loan ranks pari passu with the Operating Partnership’s existing Revolving Facility and other unsecured indebtedness of the Operating Partnership.
The $250M Term Loan has a scheduled maturity date of October 24, 2025, which maturity date may be extended for up to three additional periods of one year at the Operating Partnership’s option, subject to certain conditions.
The Operating Partnership has the option to increase the $250M Term Loan to $300.0 million, subject to certain conditions, including obtaining commitments from any one or more lenders, whether or not currently party to the Agreement, to provide such increased amounts. The Operating Partnership is permitted to prepay the $250M Term Loan in whole or in part, at any time, subject to a prepayment fee if prepaid on or before October 25, 2023.
Debt Issuance Costs
Debt issuance costs are amortized on a straight-line basis over the terms of the respective loan agreements.
The following amounts of amortization of debt issuance costs are included as a component of “Interest expense” in the accompanying consolidated statements of operations and comprehensive income:

	Year ended December 31,
($ in thousands)	2021	2020	2019
Amortization of debt issuance costs	$2,681	$2,135	$2,762
Debt Maturities
The following table presents maturities of mortgage debt and corporate debt as of December 31, 2021:

	Secured Debt
($ in thousands)	Scheduled Principal Payments	Term Maturities	Unsecured Debt	Total
2022	$3,674	$153,500	$—	$157,174
2023	2,600	191,605	295,000	489,205
2024	2,721	—	269,635	272,356
2025	2,848	—	430,000	432,848
2026	2,981	—	605,000	607,981
Thereafter	30,181	2,480	1,100,000	1,132,661
	$45,005	$347,585	$2,699,635	$3,092,225
Debt discounts, premiums and issuance costs, net				58,583
Total				$3,150,808
Other Debt Activity
The amount of interest capitalized during the years ended December 31, 2021, 2020, and 2019 was $1.6 million, $1.5 million, and $1.9 million, respectively.

Fair Value of Fixed and Variable Rate Debt
As of December 31, 2021, the estimated fair value of fixed rate debt was $2.4 billion compared to the book value of $2.3 billion. The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments, which ranged from 2.90% to 4.40%. As of December 31, 2021, the estimated fair value of variable rate debt was $806.4 million compared to the book value of $804.0 million. The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments, which ranged from 1.20% to 3.60%.
NOTE 9. DERIVATIVE INSTRUMENTS, HEDGING ACTIVITIES AND OTHER COMPREHENSIVE INCOME
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
As of December 31, 2021, we were party to various cash flow derivative agreements with notional amounts totaling $720.0 million, which includes $470.0 million of interest rate swaps assumed in connection with the Merger. These derivative agreements effectively fix the interest rate underlying certain variable rate debt instruments over expiration dates through 2026. Using a weighted average interest rate spread over LIBOR on all variable rate debt resulted in fixing the weighted average interest rate at 3.72%.
In April 2021, we entered into two fair value derivative agreements with notional amounts totaling $155.0 million that swap a blended fixed rate of 4.52% for a blended floating rate of LIBOR plus 3.70% with an expiration date of September 10, 2025.
In December 2021, we entered into two forward-starting interest rate swap contracts with notional amounts totaling $150.0 million that swap a floating rate of compound Secured Overnight Financing Rate (“SOFR”) for a fixed rate of 1.356% with an effective date of June 1, 2022 and an expiration date of June 1, 2032. As of December 31, 2021, the estimated fair value of the forward-starting swaps represented an asset of $0.3 million and is reflected within “Prepaid and other assets” in the accompanying consolidated balance sheets.
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
We determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, although the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. As of December 31, 2021 and 2020, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we determined our derivative valuations were classified within Level 2 of the fair value hierarchy.
As of December 31, 2021 and 2020, the estimated fair value of our interest rate derivatives represented a liability of $35.7 million and $32.1 million, respectively, including accrued interest of $1.0 million and $0.4 million, respectively. These balances are reflected within “Accounts payable and accrued expenses” on the accompanying consolidated balance sheets.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings. Approximately $7.7 million and $4.0 million was reclassified as a reduction to earnings during the years ended December 31, 2021 and 2020, respectively. Approximately $0.6 million was reclassified as an increase to earnings during the year ended December 31, 2019. As interest payments on our derivatives are made over the next 12 months, we estimate the increase to interest expense to be $8.3 million, assuming the current LIBOR curve.
Unrealized gains and losses on our interest rate derivative agreements are the only components of the change in accumulated other comprehensive loss.

NOTE 10. LEASE INFORMATION
Rental Income
The Company receives rental income from the leasing of retail and office space. The leases generally provide for certain increases in base rent, reimbursement for certain operating expenses, and may require tenants to pay contingent rent to the extent their sales exceed a defined threshold. Certain tenants have the option in their lease agreement to extend their lease upon the expiration of their contractual term. Variable lease payments are based upon tenant sales information and are recognized once a tenant’s sales volume exceeds a defined threshold. Variable lease payments for reimbursement of operating expenses are based upon the operating expense activity for the period. In connection with the Merger, the Company assumed all leases in place at legacy RPAI properties and began recognizing rental income under the respective leases upon completion of the Merger.
Rental income related to the Company’s operating leases is comprised of the following for the years ended December 31, 2021, 2020 and 2019, respectively:

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Fixed contractual lease payments – operating leases	$292,873	$218,004	$244,666
Variable lease payments – operating leases	69,422	52,128	61,368
Bad debt recovery (reserve)	(2,897)	(13,259)	(3,620)
Straight-line rent adjustment	4,674	1,155	3,362
Straight-line rent recovery (reserve) for uncollectibility	716	(4,177)	(1,153)
Amortization of in-place lease liabilities, net	2,611	3,819	3,776
Total	$367,399	$257,670	$308,399
The weighted average remaining term of the lease agreements is approximately 4.9 years. During the years ended December 31, 2021, 2020, and 2019, the Company earned overage rent of $0.8 million, $0.2 million, and $1.3 million, respectively.
During 2020 and 2021, in response to the impact of the novel coronavirus (“COVID 19”) pandemic, the Company received rent relief requests from a significant proportion of its tenants. Some tenants have asserted various legal arguments that they allege relieve them of the obligation to pay rent during the pandemic; the Company and its legal advisers generally disagree with these legal arguments. The Company has evaluated and will continue to evaluate tenant requests for rent relief based on many factors, including the tenant’s financial strength and operating history, potential co-tenancy impacts, the tenant’s contribution to the shopping center in which it operates, the Company’s assessment of the tenant’s long-term viability, the difficulty or ease with which the tenant could be replaced, and other factors.
As a result of this evaluation, the Company agreed to defer rent for a portion of its tenants, subject to certain conditions. The Company had deferred the collection of $2.9 million of rental income that remains outstanding as of December 31, 2021. To the extent the Company agrees to defer rent or is otherwise unable to collect rent for certain periods, the Company will realize decreased cash flow, which could significantly decrease the cash available for the Company’s operating and capital uses.
As of December 31, 2021, future minimum rentals to be received under non-cancelable operating leases for each of the next five years and thereafter, excluding variable lease payments and amounts deferred under lease concession agreements, are as follows:

($ in thousands)	Lease Payments
2022	$589,763
2023	540,899
2024	474,392
2025	405,830
2026	339,723
Thereafter	1,782,554
Total	$4,133,161

Commitments under Ground Leases
In connection with the Merger, the Company assumed three ground leases in which we lease (as lessee) all or a portion of the land under three retail operating properties acquired.
As of December 31, 2021, we are obligated under 12 ground leases for approximately 98 acres of land. Most of these ground leases require fixed annual rent payments. The expiration dates of the remaining initial terms of these ground leases range from 2023 to 2092 with a weighted average remaining term of 35.6 years. Certain of these leases have five- to 10-year extension options ranging in total from 20 to 25 years.
Right-of-use assets are included within “Prepaid and other assets” and the lease liabilities are included within “Deferred revenue and other liabilities” in the accompanying consolidated balance sheets.
During the years ended December 31, 2021, 2020, and 2019, the Company incurred ground lease expense on these operating leases of $2.8 million, $1.9 million, and $1.8 million, respectively. The Company made payments of $2.6 million, $1.8 million and $1.7 million during the years ended December 31, 2021, 2020 and 2019, respectively, which were included in operating cash flows.
As of December 31, 2021, future minimum lease payments due under ground leases for each of the next five years and thereafter are as follows:

($ in thousands)	Lease Obligations
2022	$4,986
2023	4,811
2024	4,776
2025	4,900
2026	4,905
Thereafter	115,528
Total	$139,906
Adjustment for discounting	(69,669)
Lease liabilities as of December 31, 2021	$70,237
NOTE 11. SHAREHOLDERS’ EQUITY
Distributions
Our Board of Trustees declared a cash distribution of $0.19 per common share and Common Unit for the fourth quarter of 2021. This distribution was paid on January 14, 2022 to common shareholders and Common Unit holders of record as of January 7, 2022.
For the years ended December 31, 2021, 2020 and 2019, we declared cash distributions totaling $0.68, $0.4495, and $1.27, respectively, per common share and Common Units.
At-The-Market Offering Program
On February 23, 2021, the Company and the Operating Partnership entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with each of BofA Securities, Inc., Citigroup Global Markets Inc., KeyBanc Capital Markets Inc. and Raymond James & Associates, Inc., pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $150.0 million of its common shares of beneficial interest, $0.01 par value per share under an at-the-market offering program (the “ATM Program”). On November 30, 2021, the Company and the Operating Partnership amended the Equity Distribution Agreement to reflect their filing of a shelf registration statement on November 16, 2021 with the SEC. As of December 31, 2021, the Company has not sold any common shares under the ATM Program. The Operating Partnership intends to use the net proceeds, if any, to repay borrowings under its Revolving Facility and other indebtedness and for working capital and other general corporate purposes. The Operating Partnership may also use net proceeds for acquisitions of operating properties and the development or redevelopment of properties, although there are currently no understandings, commitments or agreements to do so.

Share Repurchase Plan
In February 2021, the Company’s Board of Trustees approved a share repurchase program, authorizing share repurchases up to an aggregate of $150.0 million (the “Share Repurchase Program”). In February 2022, the Company extended its share repurchase program for an additional year. The Share Repurchase Program, as extended, will terminate on February 28, 2023, if not terminated or extended prior to that date. As of December 31, 2021, the Company has not repurchased any shares under its Share Repurchase Program. The Company intends to fund any future repurchases under the Share Purchase Program with cash on hand or availability under its Revolving Facility, subject to any applicable restrictions. The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will depend upon prevailing market conditions, regulatory requirements and other factors.
Dividend Reinvestment and Share Purchase Plan
We maintain a Dividend Reinvestment and Share Purchase Plan, which offers investors the option to invest all or a portion of their common share dividends in additional common shares. Participants in this plan are also able to make optional cash investments with certain restrictions.
NOTE 12. COMMITMENTS AND CONTINGENCIES
Other Commitments and Contingencies
We are obligated under various completion guarantees with certain lenders and lease agreements with tenants to complete all or portions of a development project and tenant-specific space currently under construction. We believe we currently have sufficient financing in place to fund these projects and expect to do so primarily through borrowings on our Revolving Facility.
In 2017, we provided a repayment guaranty on a $33.8 million construction loan associated with the development of the Embassy Suites at the University of Notre Dame, consistent with our 35% ownership interest. Our portion of the repayment guaranty is limited to $5.9 million and the guaranty’s term is through July 1, 2024, the maturity date of the construction loan. As of December 31, 2021, the outstanding loan balance is $33.6 million, of which our share is $11.8 million.
As of December 31, 2021, we had outstanding letters of credit totaling $1.5 million with no amounts advanced against these instruments.
Legal Proceedings
We are parties to routine litigation, claims, and administrative proceedings arising in the ordinary course of business. Management believes that such matters will not have a material adverse impact on our consolidated financial condition, results of operations or cash flows taken as a whole.
As previously disclosed in our joint proxy statement/prospectus, beginning on August 27, 2021, two purported RPAI stockholders filed substantially similar complaints against RPAI and the members of the RPAI board of directors (the “RPAI Board”) in the United States District Court for the Southern District of New York. One of these complaints also named Kite Realty and Merger Sub as defendants. The complaints were captioned as follows: Wang v. Retail Properties of America, Inc. et al., No. 1:21-cv-07237 (S.D.N.Y. filed August 27, 2021); and Hopkins v. Retail Properties of America, Inc. et al., No. 1:21-cv-07324 (S.D.N.Y. filed August 31, 2021). The complaints variously asserted, among other things, claims under Section 14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 14a-9 promulgated thereunder against RPAI and the members of the RPAI Board and claims under Section 20(a) of the Exchange Act against the members of the RPAI Board (and, in one case, Kite Realty and Merger Sub) for allegedly causing a materially incomplete and misleading registration statement on Form S-4 to be filed on August 23, 2021 with the SEC. Four additional lawsuits were filed against RPAI and the members of the RPAI Board between September 14, 2021 and October 8, 2021 under the captions Callebs v. Retail Properties of America, Inc. et al., No. 1:21-cv-07593 (S.D.N.Y. filed September 10, 2021); Sheridan v. Retail Properties of America, Inc., et al., No. 1:21-cv-04066-SCJ (N.D.Ga. filed October 1, 2021); Whitfield v. Retail Properties of America, Inc. et al., No. 2:21-cv-04390 (E.D.Pa. filed October 6, 2021); and Reinhardt v Retail Properties of America, Inc. et al., No. 1:21-cv-04187 (N.D. Ga. filed October 8, 2021), which were substantially similar to the other two complaints. Also, on September 15, 2021, a purported Kite Realty shareholder filed a complaint against Kite Realty and the members of the Kite Realty board of trustees in the United States District Court for the Eastern District of New York, captioned as follows: Gentry v. Kite Realty Group Trust et al., No. 1:21-cv-05142 (E.D.N.Y. filed September 15, 2021). The complaint asserted substantially similar claims under Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 as the other complaints against RPAI and the RPAI Board.

Plaintiffs sought, among other things, to enjoin or rescind the Merger, an award of damages in the event the Merger was consummated, and an award of costs and attorneys’ fees. Subsequent to completion of the RPAI merger, and subsequent to December 31, 2021, the lawsuits described in the preceding paragraph were voluntarily dismissed. We believe that the claims asserted in the actions were without merit.
NOTE 13. RELATED PARTIES AND RELATED PARTY TRANSACTIONS
Subsidiaries of the Company provide certain management, construction management and other services to certain entities owned by certain members of the Company’s management. During each of the years ended December 31, 2021, 2020 and 2019, we earned less than $0.1 million from entities owned by certain members of management.
We reimburse entities owned by certain members of our management for certain travel and related services. During the years ended December 31, 2021, 2020 and 2019, we paid $0.3 million, $0.5 million and $0.8 million, respectively, to this related entity.
NOTE 14. SUBSEQUENT EVENTS
Subsequent to December 31, 2021, we:
•closed on the disposition of a portion of Hamilton Crossing Centre, a redevelopment property located in the Indianapolis MSA, for a sales price of $6.9 million;
•closed on the acquisition of Pebble Marketplace, an 85,796 square foot multi-tenant retail property located in the Las Vegas MSA, for a gross purchase price of $44.1 million;
•repaid the $41.2 million mortgage that previously encumbered Bayonne Crossing; and
•granted 363,883 LTIP Units to the Company’s named executive officers as a special long-term equity award related to the Merger, which are subject to both performance and service conditions. The LTIP Units granted are subject to an approximate three-year performance and service period, from October 23, 2021 through December 31, 2024 and the performance components are as follows: (i) cumulative annualized net operating income for executed new leases from October 1, 2021 to December 31, 2024, which will be weighted at 60%; (ii) post-Merger cash general and administrative expense synergies achieved as of the end of the performance period, which will be weighted at 20%; and (iii) same property net operating income margin improvement over the performance period, which will be weighted at 20%. Overall performance is further subject to an absolute total shareholder return modifier that has the ability to increase (or decrease) the total number of LTIP Units eligible to vest by 25% (not to exceed the maximum number of LTIP Units). Distributions will accrue during the performance period and will be paid only on LTIP Units that vest at the conclusion of the performance period, and any accrued distributions on vested LTIP Units will be settled in cash at such time.

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Schedule III
Consolidated Real Estate and Accumulated Depreciation
December 31, 2021

($ in thousands)		Initial Cost		Cost Capitalized Subsequent to Acquisition/Development		Gross Carrying Amount Close of Period
Name	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Year Built / Renovated	Year Acquired
Operating Properties
12th Street Plaza	$—	$2,624	$12,691	$—	$964	$2,624	$13,655	$16,279	$4,897	1978/2003	2012
54th & College	—	2,672	—	—	—	2,672	—	2,672	—	2008	NA
Arcadia Village	—	8,487	10,911	—	—	8,487	10,911	19,398	178	1957	2021
Ashland & Roosevelt	—	9,932	25,714	—	—	9,932	25,714	35,646	405	2002	2021
Avondale Plaza	—	6,661	10,269	—	—	6,661	10,269	16,930	135	2005	2021
Bayonne Crossing	41,249	47,809	43,840	—	1,008	47,809	44,848	92,657	14,203	2011	2014
Bayport Commons	—	7,005	20,776	—	4,600	7,005	25,376	32,381	9,061	2008	NA
Bed Bath & Beyond Plaza	—	4,602	13,041	—	—	4,602	13,041	17,643	202	2000	2021
Belle Isle Station	—	9,130	41,145	—	6,447	9,130	47,592	56,722	14,932	2000	2015
Bridgewater Marketplace	—	3,407	8,533	—	1,244	3,407	9,776	13,183	4,045	2008	NA
Burlington*	—	—	2,773	—	29	—	2,802	2,802	2,420	1992/2000	2000
Castleton Crossing	—	9,761	28,052	—	947	9,761	28,999	38,760	9,381	1975	2013
Cedar Park Town Center	—	9,107	16,658	—	—	9,107	16,658	25,765	205	2013	2021
Centennial Center	70,455	58,960	72,626	—	5,910	58,960	78,537	137,497	29,855	2002	2014
Centennial Gateway	23,962	5,305	48,587	—	807	5,305	49,394	54,699	14,319	2005	2014
Central Texas Marketplace	—	13,339	32,784	—	—	13,339	32,784	46,123	582	2004	2021
Centre at Laurel	—	5,998	31,674	—	—	5,998	31,674	37,672	429	2005	2021
Centre Point Commons*	14,410	2,918	22,310	—	362	2,918	22,672	25,590	6,691	2007	2014
Chantilly Crossing	—	11,941	18,482	—	—	11,941	18,482	30,423	257	2004	2021
Chapel Hill Shopping Center*	18,250	—	35,046	—	1,947	—	36,993	36,993	11,225	2001	2015
City Center	—	20,565	179,992	—	4,762	20,565	184,754	205,319	53,930	2018	2014
Clearlake Shores Shopping Center	—	3,899	6,936	—	—	3,899	6,936	10,835	106	2003	2021
Coal Creek Marketplace	—	4,119	12,507	—	—	4,119	12,507	16,626	222	1991	2021
Cobblestone Plaza	—	10,374	44,828	—	2,977	10,374	47,805	58,179	15,355	2011	NA
Colleyville Downs	—	5,446	38,482	—	2,507	5,446	40,989	46,435	15,202	2014	2015
Colonial Square	—	7,521	18,647	—	2,202	7,521	20,849	28,370	5,786	2010	2014
Colony Square	—	20,442	19,772	—	—	20,442	19,772	40,214	363	1997	2021
Commons at Temecula	—	18,514	41,898	—	—	18,514	41,898	60,412	706	1999	2021
Cool Creek Commons	—	6,062	13,408	—	4,243	6,062	17,651	23,713	7,935	2005	NA
Cool Springs Market	—	12,644	22,737	40	7,253	12,684	29,990	42,674	11,694	1995	2013
Coppell Town Center	—	5,115	11,349	—	—	5,115	11,349	16,464	189	1999	2021
Coram Plaza	—	6,877	19,148	—	2	6,877	19,150	26,027	280	2004	2021
Crossing at Killingly Commons	—	21,999	34,968	—	395	21,999	35,362	57,361	11,830	2010	2014
Cypress Mill Plaza	—	6,378	10,003	—	—	6,378	10,003	16,381	147	2004	2021

		Initial Cost		Cost Capitalized Subsequent to Acquisition/Development		Gross Carrying Amount Close of Period
Name	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Year Built / Renovated	Year Acquired
Operating Properties (continued)
Davis Towne Crossing	$—	$1,005	$8,858	$—	$—	$1,005	$8,858	$9,863	$123	2003	2021
Delray Marketplace	29,013	18,750	88,217	1,284	7,635	20,034	95,852	115,886	27,910	2013	NA
Denton Crossing	—	8,354	38,907	—	—	8,354	38,907	47,261	604	2003	2021
DePauw University Bookstore & Café*	—	64	663	—	45	64	708	772	464	2012	NA
Downtown Crown	—	25,657	73,363	—	(1,057)	25,657	72,306	97,963	1,103	2014	2021
Draper Crossing	—	9,054	27,229	—	985	9,054	28,214	37,268	9,462	2012	2014
Draper Peaks	—	11,498	46,984	522	5,257	12,020	52,240	64,260	13,419	2012	2014
East Stone Commons*	—	3,746	18,461	—	—	3,746	18,461	22,207	365	2005	2021
Eastern Beltway	34,100	23,221	45,717	—	5,165	23,221	50,883	74,104	13,691	1998/2006	2014
Eastgate Crossing	—	4,244	59,326	—	1,195	4,244	60,520	64,764	2,737	1958/2007	2020
Eastgate Pavilion	—	8,026	18,183	—	1,592	8,026	19,774	27,800	9,306	1995	2004
Eastside	—	3,302	11,941	—	—	3,302	11,941	15,243	148	2008	2021
Eastwood Towne Center	—	3,153	57,731	—	—	3,153	57,731	60,884	946	2002	2021
Eddy Street Commons*	—	1,900	36,940	—	1,241	1,900	38,181	40,081	14,960	2009	NA
Edwards Multiplex	—	22,692	28,305	—	—	22,692	28,305	50,997	435	1997	2021
Estero Town Commons	—	8,973	9,941	—	1,018	8,973	10,959	19,932	4,433	2006	NA
Fairgrounds Plaza	—	12,792	12,731	—	—	12,792	12,731	25,523	183	2002	2021
Fishers Station	—	4,008	15,607	—	217	4,008	15,824	19,832	5,940	2018	NA
Fordham Place	—	43,274	103,261	—	4	43,274	103,265	146,539	1,199	1920/2009	2021
Fort Evans Plaza II	—	14,019	37,138	—	—	14,019	37,138	51,157	562	2008	2021
Fullerton Metrocenter	—	55,643	45,695	—	—	55,643	45,695	101,338	755	1988	2021
Galvez Shopping Center	—	509	4,957	—	—	509	4,957	5,466	69	2004	2021
Gardiner Manor Mall	—	28,599	25,048	—	—	28,599	25,048	53,647	434	2000	2021
Gateway Pavillions	—	43,615	16,881	—	—	43,615	16,881	60,496	332	2003	2021
Gateway Plaza	—	15,567	22,136	—	—	15,567	22,136	37,703	445	2000	2021
Gateway Station	—	10,614	11,213	—	—	10,614	11,213	21,827	173	2003	2021
Gateway Village	30,996	33,289	31,100	—	—	33,289	31,100	64,389	547	1996	2021
Geist Pavilion	—	1,368	8,267	—	2,632	1,368	10,899	12,267	5,340	2006	NA
Gerry Centennial Plaza	—	3,452	10,483	—	—	3,452	10,483	13,935	208	2006	2021
Grapevine Crossing	—	7,095	12,951	—	123	7,095	13,074	20,169	208	2001	2021
Green's Corner	—	4,820	10,965	—	—	4,820	10,965	15,785	199	1997	2021
Greyhound Commons	—	2,629	794	—	1,086	2,629	1,880	4,509	1,025	2005	NA
Gurnee Town Center	—	7,219	20,945	—	4	7,219	20,949	28,168	363	2000	2021
Henry Town Center	—	9,372	51,111	—	—	9,372	51,111	60,483	831	2002	2021
Heritage Square	—	11,556	16,546	—	46	11,556	16,591	28,147	273	1985	2021
Heritage Towne Crossing	—	5,811	14,560	—	—	5,811	14,560	20,371	225	2002	2021
Holly Springs Towne Center	—	22,324	94,493	—	6,805	22,324	101,298	123,622	23,176	2013	NA
Home Depot Center*	—	—	20,271	—	—	—	20,271	20,271	317	1996	2021
Huebner Oaks	—	19,327	37,386	—	—	19,327	37,386	56,713	673	1996	2021

		Initial Cost		Cost Capitalized Subsequent to Acquisition/Development		Gross Carrying Amount Close of Period
Name	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Year Built / Renovated	Year Acquired
Operating Properties (continued)
Humblewood Shopping Center	$—	$3,952	$10,604	$—	$92	$3,952	$10,696	$14,648	$153	1979/2005	2021
Hunter's Creek Promenade	—	8,017	12,529	179	1,192	8,196	13,720	21,916	4,239	1994	2013
Indian River Square	—	4,000	6,037	1,100	2,535	5,100	8,572	13,672	3,558	1997/2004	2005
International Speedway Square	—	7,157	12,864	—	7,864	7,157	20,728	27,885	12,030	1999	NA
Jefferson Commons	—	23,787	21,392	—	152	23,787	21,544	45,331	359	2005	2021
John's Creek Village	—	7,735	35,975	—	125	7,735	36,100	43,835	514	2004	2021
King's Lake Square	—	4,519	15,397	—	1,696	4,519	17,093	21,612	9,286	1986/2014	2003
Kingwood Commons	—	5,715	30,598	—	234	5,715	30,832	36,547	12,487	1999	2013
La Plaza Del Norte	—	18,271	34,895	—	—	18,271	34,895	53,166	567	1996	2021
Lake City Commons	—	4,693	12,211	—	329	4,693	12,540	17,233	4,086	2008	2014
Lake Mary Plaza	—	1,413	8,664	—	231	1,413	8,895	10,308	2,321	2009	2014
Lake Worth Towne Crossing	—	6,099	28,662	—	—	6,099	28,662	34,761	397	2005	2021
Lakewood Towne Center	—	33,903	33,072	—	5	33,903	33,077	66,980	563	2002	2021
Lincoln Park	—	14,974	39,289	—	—	14,974	39,289	54,263	657	1997	2021
Lincoln Plaza	—	16,522	40,431	—	103	16,522	40,534	57,056	615	2001	2021
Lithia Crossing	—	3,065	9,266	—	3,872	3,065	13,138	16,203	5,367	1994/2003	2011
Lowe's/Bed Bath & Beyond	—	19,894	—	—	—	19,894	—	19,894	—	2005	2021
MacArthur Crossing	—	8,193	13,864	—	—	8,193	13,864	22,057	246	1995	2021
Main Street Promenade	—	2,569	60,841	—	2	2,569	60,843	63,412	621	2003	2021
Manchester Meadows	—	10,788	30,024	—	—	10,788	30,024	40,812	575	1994	2021
Mansfield Towne Crossing	—	2,983	14,033	—	—	2,983	14,033	17,016	216	2003	2021
Market Street Village	—	9,764	16,360	—	3,819	9,764	20,179	29,943	9,243	1970/2004	2005
Merrifield Town Center	—	5,014	41,300	—	—	5,014	41,300	46,314	497	2008	2021
Merrifield Town Center II	—	19,852	23,453	—	—	19,852	23,453	43,305	270	1972/2007	2021
Miramar Square	31,625	26,492	27,982	389	12,541	26,880	40,524	67,404	8,832	2008	2014
Mullins Crossing*	—	10,582	42,103	—	6,185	10,582	48,288	58,870	15,891	2005	2014
Naperville Marketplace	—	5,364	11,475	—	160	5,364	11,634	16,998	4,683	2008	NA
New Forest Crossing	—	7,197	10,178	—	—	7,197	10,178	17,375	167	2003	2021
New Hyde Park Shopping Center	—	10,888	9,895	—	—	10,888	9,895	20,783	114	1964/2011	2021
Newnan Crossing	—	6,872	40,106	—	—	6,872	40,106	46,978	615	1999	2021
Newton Crossroads	—	1,024	12,025	—	—	1,024	12,025	13,049	199	1997	2021
Nora Plaza	3,578	3,790	21,293	4,996	12,299	8,786	33,593	42,379	3,648	2004	2019
North Benson Center	—	16,847	10,184	—	—	16,847	10,184	27,031	206	1988	2021
Northcrest Shopping Center	—	4,044	33,921	—	1,108	4,044	35,030	39,074	9,465	2008	2014
Northdale Promenade	—	1,718	26,309	—	274	1,718	26,583	28,301	13,558	2017	NA
Northgate North	23,632	20,246	48,082	—	27	20,246	48,109	68,355	741	1999	2021
Northpointe Plaza	—	16,020	34,341	—	1	16,020	34,342	50,362	641	1991	2021
Oak Brook Promenade	—	6,600	49,728	—	—	6,600	49,728	56,328	770	2006	2021
Oleander Place*	—	847	5,781	—	285	847	6,067	6,914	2,765	2012	2011

		Initial Cost		Cost Capitalized Subsequent to Acquisition/Development		Gross Carrying Amount Close of Period
Name	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Year Built / Renovated	Year Acquired
Operating Properties (continued)
One Loudoun Downtown	$—	$74,829	$104,149	$—	$208	$74,829	$104,357	$179,186	$1,095	2013	2021
Oswego Commons	—	5,479	8,914	—	—	5,479	8,914	14,393	172	2002	2021
Paradise Valley Marketplace	—	7,029	34,160	—	—	7,029	34,160	41,189	522	2002	2021
Parkside Town Commons	—	21,796	107,119	(60)	11,981	21,736	119,100	140,836	30,664	2015	N/A
Parkway Towne Crossing	—	15,246	28,138	—	—	15,246	28,138	43,384	335	2010	2021
Pavilion at Kings Grant	—	5,124	37,097	—	7	5,124	37,103	42,227	576	2002	2021
Pelham Manor Shopping Plaza*	—	—	30,145	—	—	—	30,145	30,145	405	2008	2021
Peoria Crossing	—	18,961	19,215	—	—	18,961	19,215	38,176	310	2002	2021
Perimeter Woods	—	6,893	27,100	—	1,940	6,893	29,040	35,933	7,841	2008	2014
Pine Ridge Crossing	—	5,640	16,904	—	4,178	5,640	21,081	26,721	8,888	1994	2006
Plaza at Cedar Hill	—	5,782	36,445	—	12,150	5,782	48,595	54,377	24,216	2000	2004
Plaza at Marysville	—	6,771	18,436	—	—	6,771	18,436	25,207	308	1995	2021
Plaza Del Lago	—	14,993	20,621	—	—	14,993	20,621	35,614	377	1928/2019	2021
Pleasant Hill Commons	—	3,350	9,030	—	437	3,350	9,467	12,817	2,564	2008	2014
Pleasant Run Towne Crossing	—	4,506	23,906	—	—	4,506	23,906	28,412	376	2004	2021
Portofino Shopping Center	—	4,721	71,493	—	19,981	4,721	91,473	96,194	31,433	1999	2013
Publix at Woodruff	—	1,783	6,259	—	869	1,783	7,128	8,911	4,070	1997	2012
Rampart Commons	8,097	1,136	42,321	—	535	1,136	42,856	43,992	13,950	2018	2014
Rangeline Crossing	—	1,981	18,137	—	506	1,981	18,643	20,624	7,927	1986/2013	NA
Reisterstown Road Plaza	—	16,531	31,039	—	1	16,531	31,041	47,572	599	1986/2018	2021
Riverchase Plaza	—	3,889	11,404	—	1,188	3,889	12,592	16,481	5,759	1991/2001	2006
Rivers Edge	—	5,647	29,949	—	2,320	5,647	32,269	37,916	11,856	2011	2008
Rivery Towne Crossing	—	5,198	3,459	—	—	5,198	3,459	8,657	108	2005	2021
Royal Oaks Village II	—	3,497	9,677	—	—	3,497	9,677	13,174	136	2004	2021
Sawyer Heights Village	—	18,437	21,401	—	—	18,437	21,401	39,838	268	2007	2021
Saxon Crossing	11,400	3,764	16,804	—	545	3,764	17,348	21,112	5,671	2009	2014
Shoppes at Hagerstown	—	6,628	16,183	—	—	6,628	16,183	22,811	209	2008	2021
Shoppes at Plaza Green	—	3,749	22,255	—	1,546	3,749	23,801	27,550	9,059	2000	2012
Shoppes of Eastwood	—	1,688	8,959	—	710	1,688	9,670	11,358	4,172	1997	2013
Shoppes of New Hope	—	2,118	9,105	—	—	2,118	9,105	11,223	146	2004	2021
Shoppes of Prominence Point	—	2,857	11,775	—	—	2,857	11,775	14,632	182	2004	2021
Shops at Eagle Creek	—	2,121	7,696	—	5,346	2,121	13,042	15,163	6,162	1998	2003
Shops at Forest Commons	—	1,558	9,389	—	—	1,558	9,389	10,947	144	2002	2021
Shops at Julington Creek	4,785	2,372	7,300	—	260	2,372	7,561	9,933	1,787	2011	2014
Shops at Moore	21,300	6,284	23,773	—	1,438	6,284	25,211	31,495	6,322	2010	2014
Shops at Park Place	—	8,152	18,967	—	—	8,152	18,967	27,119	310	2001	2021
Silver Springs Pointe	—	7,580	4,992	—	311	7,580	5,303	12,883	1,865	2001	2014
Southlake Corners	—	7,872	17,171	—	—	7,872	17,171	25,043	266	2004	2021
Southlake Town Square	—	19,757	338,690	—	164	19,757	338,854	358,611	4,124	1998	2021

		Initial Cost		Cost Capitalized Subsequent to Acquisition/Development		Gross Carrying Amount Close of Period
Name	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Year Built / Renovated	Year Acquired
Operating Properties (continued)
Stilesboro Oaks	$—	$3,728	$9,933	$—	$—	$3,728	$9,933	$13,661	$192	1997	2021
Stonebridge Plaza	—	1,874	7,970	—	—	1,874	7,970	9,844	128	1997	2021
Stoney Creek Commons	—	628	3,700	—	5,913	628	9,613	10,241	4,598	2000	NA
Sunland Towne Centre	—	14,774	21,775	—	3,559	14,774	25,334	40,108	12,179	1996	2004
Tacoma South	—	30,658	3,160	—	—	30,658	3,160	33,818	33	1984	2021
Target South Center	—	2,611	9,545	—	—	2,611	9,545	12,156	160	1999	2021
Tarpon Bay Plaza	—	3,855	23,369	—	3,601	3,855	26,970	30,825	9,152	2007	NA
The Brickyard	—	28,948	22,537	—	—	28,948	22,537	51,485	355	1977/2004	2021
The Corner	14,750	3,772	24,351	—	30	3,772	24,381	28,153	6,435	2008	2014
The Shoppes at Union Hill	10,988	10,021	46,599	—	5	10,021	46,604	56,625	669	2003	2021
The Shops at Legacy	—	15,062	126,169	—	7	15,062	126,176	141,238	1,994	2002	2021
Tollgate Marketplace	—	11,824	67,349	—	—	11,824	67,349	79,173	1,115	1979/1994	2021
Toringdon Market	—	5,448	9,539	—	164	5,448	9,703	15,151	3,180	2004	2013
Towson Square	—	1,403	27,373	—	—	1,403	27,373	28,776	326	2014	2021
Traders Point	—	11,819	42,941	—	2,480	11,819	45,421	57,240	24,685	2005	NA
Tradition Village Center	—	3,140	14,840	—	841	3,140	15,682	18,822	4,627	2006	2014
Tysons Corner	—	13,177	10,883	—	—	13,177	10,883	24,060	113	1980/2013	2021
Village Shoppes at Simonton	—	1,632	10,086	—	—	1,632	10,086	11,718	155	2004	2021
Walter's Crossing	—	13,098	20,328	—	47	13,098	20,374	33,472	288	2005	2021
Watauga Pavilion	—	5,559	24,166	—	—	5,559	24,166	29,725	348	2003	2021
Waterford Lakes Village	—	2,317	6,388	—	918	2,317	7,306	9,623	3,370	1997	2004
Waxahachie Crossing	—	1,411	15,451	—	(46)	1,411	15,405	16,816	3,689	2010	2014
Winchester Commons	—	2,135	9,366	—	—	2,135	9,366	11,501	168	1999	2021
Woodinville Plaza	—	25,020	26,521	—	—	25,020	26,521	51,541	464	1981	2021

Total Operating Properties	392,590	1,811,198	4,964,973	8,448	221,867	1,819,646	5,186,840	7,006,486	795,510

		Initial Cost		Cost Capitalized Subsequent to Acquisition/Development		Gross Carrying Amount Close of Period
Name	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Year Built / Renovated	Year Acquired
Office and Other Properties
Thirty South Meridian	$—	$1,643	$9,669	$—	$22,234	$1,643	$31,903	$33,546	$15,858	1905/2002	2001
Pan Am Plaza Garage	—	—	29,536	—	276	—	29,813	29,813	11,981	1986	2019
Union Station Parking Garage	—	904	2,650	—	2,086	904	4,736	5,640	2,214	1986	2001

Total Office Properties	—	2,547	41,856	—	24,596	2,547	66,452	68,999	30,053

Development and Redevelopment Projects
Carillon	—	70,750	253	—	2,383	70,750	2,637	73,387	—	2004	2021
Circle East	—	6,110	36,220	—	569	6,110	36,789	42,899	261	1998	2021
Eddy Street Commons – Phase II*	—	2,599	13,739	—	—	2,599	13,739	16,337	811	N/A	N/A
Glendale Town Center	—	1,494	44,005	(187)	16,767	1,307	60,772	62,079	33,827	N/A	N/A
Hamilton Crossing Centre	—	5,549	11,250	(19)	—	5,531	11,250	16,781	4,680	N/A	N/A
One Loudoun – Residential & Commercial	—	70,000	121,327	—	1,910	70,000	123,237	193,237	404	N/A	2021
Shoppes at Quarterfield	—	2,190	9,472	—	876	2,190	10,348	12,538	184	1999	2021
The Landing at Tradition	—	18,505	46,105	—	5,781	18,505	51,886	70,391	12,861	2007	2014

Total Development and Redevelopment Projects	—	177,197	282,370	(206)	28,287	176,991	310,657	487,648	53,029

Other **
Bridgewater Marketplace	—	1,103	—	—	—	1,103	—	1,103	—	N/A	N/A
KRG Development	—	—	796	—	—	—	796	796	715	N/A	N/A
KRG New Hill	—	1,824	—	—	—	1,824	—	1,824	—	N/A	N/A
KRG Peakway	—	3,833	—	—	—	3,833	—	3,833	—	N/A	N/A
Pan Am Plaza	—	14,044	—	—	—	14,044	—	14,044	—	N/A	N/A

Total Other	—	20,805	796	—	—	20,805	796	21,601	715

Line of credit/Term loans/Unsecured notes	2,699,635	—	—	—	—	—	—	—	—	N/A	N/A

Grand Total	$3,092,225	$2,011,747	$5,289,995	$8,242	$274,750	$2,019,989	$5,564,746	$7,584,735	$879,306

*	This property or a portion of the property is subject to a ground lease for the land.
**	This category generally includes land held for development. We also have certain additional land parcels at our development and operating properties, which amounts are included elsewhere in this table.

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Notes to Schedule III
Consolidated Real Estate and Accumulated Depreciation
($ in thousands)
NOTE 1. RECONCILIATION OF INVESTMENT PROPERTIES
The changes in investment properties of the Company for the years ended December 31, 2021, 2020, and 2019 are as follows:

	2021	2020	2019
Balance, beginning of year	$3,136,982	$3,079,616	$3,633,376
Acquisitions related to the Merger	4,440,768	—	—
Acquisitions	15,263	63,570	57,494
Improvements	54,323	39,544	52,713
Impairment	—	—	(56,948)
Disposals	(62,601)	(45,748)	(607,019)
Balance, end of year	$7,584,735	$3,136,982	$3,079,616
The unaudited aggregate cost of investment properties for U.S. federal tax purposes as of December 31, 2021 was $7.8 billion.
NOTE 2. RECONCILIATION OF ACCUMULATED DEPRECIATION
The changes in accumulated depreciation of the Company for the years ended December 31, 2021, 2020, and 2019 are as follows:

	2021	2020	2019
Balance, beginning of year	$750,119	$661,546	$695,012
Depreciation expense	154,519	113,973	117,216
Impairment	—	—	(19,226)
Disposals	(25,332)	(25,400)	(131,456)
Balance, end of year	$879,306	$750,119	$661,546
Depreciation of investment properties reflected in the consolidated statements of operations and comprehensive income is calculated over the estimated original lives of the assets as follows:

Buildings	20–35 years
Building improvements	10–35 years
Tenant improvements	Term of related lease
Furniture and Fixtures	5–10 years
All other schedules have been omitted because they are inapplicable, not required or the information is included elsewhere in the consolidated financial statements or notes thereto.