Form 10-Q
period 2022-03-31
KITE REALTY GROUP TRUST; Kite Realty Group, L.P.
filed 2022-05-06
CIK 1286043, 1636315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to

Commission File Number:	001-32268	Kite Realty Group Trust
Commission File Number:	333-202666-01	Kite Realty Group, L.P.

KITE REALTY GROUP TRUST
KITE REALTY GROUP, L.P.
(Exact name of registrant as specified in its charter)

Maryland	Kite Realty Group Trust	11-3715772
Delaware	Kite Realty Group, L.P.	20-1453863
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
30 S. Meridian Street, Suite 1100, Indianapolis, Indiana 46204
(Address of principal executive offices) (Zip Code)
(317) 577-5600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	KRG	New York Stock Exchange
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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

Kite Realty Group Trust	☐	Kite Realty Group, L.P.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Kite Realty Group Trust	Yes	☐	No	☒	Kite Realty Group, L.P.	Yes	☐	No	☒
The number of Common Shares outstanding as of May 4, 2022 was 219,040,481 ($0.01 par value).

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2022 of Kite Realty Group Trust, Kite Realty Group, L.P. and its subsidiaries. Unless stated otherwise or the context otherwise requires, references to “Kite Realty Group Trust” or the “Parent Company” mean Kite Realty Group Trust, and references to the “Operating Partnership” mean Kite Realty Group, L.P. and its consolidated subsidiaries. The terms “Company,” “we,” “us,” and “our” refer to the Parent Company and the Operating Partnership, collectively, and those entities owned or controlled by the Parent Company and/or the Operating Partnership.
The Operating Partnership is engaged in the ownership, operation, acquisition, development and redevelopment of high-quality, open-air shopping centers and mixed-use assets in select markets in the United States, and the Parent Company conducts substantially all of its activities through the Operating Partnership and its wholly owned subsidiaries. The Parent Company is the sole general partner of the Operating Partnership and as of March 31, 2022 owned approximately 98.9% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 1.1% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) are owned by the limited partners.
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

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
KITE REALTY GROUP TRUST
Consolidated Balance Sheets
(Unaudited)
($ in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
Assets:
Investment properties at cost	$7,627,581	$7,592,348
Less: accumulated depreciation	(950,737)	(884,809)
Net investment properties	6,676,844	6,707,539

Cash and cash equivalents	74,345	93,241
Tenant and other receivables, including accrued straight-line rent of $32,125 and $28,071, respectively	69,135	68,444
Restricted cash and escrow deposits	7,845	7,122
Deferred costs, net	512,411	541,518
Short-term deposits	125,000	125,000
Prepaid and other assets	96,281	84,826
Investments in unconsolidated subsidiaries	11,833	11,885
Total assets	$7,573,694	$7,639,575

Liabilities and Shareholders’ Equity:
Mortgage and other indebtedness, net	$3,179,118	$3,150,808
Accounts payable and accrued expenses	124,193	184,982
Deferred revenue and other liabilities	306,268	321,419
Total liabilities	3,609,579	3,657,209

Commitments and contingencies
Limited Partners’ interests in Operating Partnership and other	60,376	55,173

Equity:
Common shares, $0.01 par value, 490,000,000 shares authorized, 219,042,903 and 218,949,569 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	2,190	2,189
Additional paid-in capital	4,894,897	4,898,673
Accumulated other comprehensive income (loss)	22,811	(15,902)
Accumulated deficit	(1,021,317)	(962,913)
Total shareholders’ equity	3,898,581	3,922,047
Noncontrolling interests	5,158	5,146
Total equity	3,903,739	3,927,193
Total liabilities and shareholders’ equity	$7,573,694	$7,639,575
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
($ in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenue:
Rental income	$189,858	$67,890
Other property-related revenue	2,224	1,051
Fee income	2,309	434
Total revenue	194,391	69,375
Expenses:
Property operating	25,928	10,269
Real estate taxes	26,859	9,400
General, administrative and other	13,309	7,276
Merger and acquisition costs	925	—
Depreciation and amortization	121,504	30,634
Total expenses	188,525	57,579

Gain on sales of operating properties, net	3,168	26,207

Operating income	9,034	38,003
Other (expense) income:
Interest expense	(25,514)	(12,242)
Income tax benefit of taxable REIT subsidiary	71	118
Equity in loss of unconsolidated subsidiaries	(314)	(318)
Other expense, net	(103)	(206)
Net (loss) income	(16,826)	25,355
Net loss (income) attributable to noncontrolling interests	22	(778)
Net (loss) income attributable to common shareholders	$(16,804)	$24,577

Net (loss) income per common share – basic & diluted	$(0.08)	$0.29

Weighted average common shares outstanding – basic	218,981,168	84,336,577
Weighted average common shares outstanding – diluted	218,981,168	84,446,989

Dividends declared per common share	$0.19	$0.15

Net (loss) income	$(16,826)	$25,355
Change in fair value of derivatives	38,938	6,733
Total comprehensive income	22,112	32,088
Comprehensive income attributable to noncontrolling interests	(203)	(974)
Comprehensive income attributable to Kite Realty Group Trust	$21,909	$31,114
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2021	218,949,569	$2,189	$4,898,673	$(15,902)	$(962,913)	$3,922,047
Stock compensation activity	93,334	1	1,821	—	—	1,822
Other comprehensive income attributable to Kite Realty Group Trust	—	—	—	38,713	—	38,713
Distributions declared to common shareholders	—	—	—	—	(41,600)	(41,600)
Net loss attributable to common shareholders	—	—	—	—	(16,804)	(16,804)
Adjustment to redeemable noncontrolling interests	—	—	(5,597)	—	—	(5,597)
Balance at March 31, 2022	219,042,903	$2,190	$4,894,897	$22,811	$(1,021,317)	$3,898,581

Balance at December 31, 2020	84,187,999	$842	$2,085,003	$(30,885)	$(824,306)	$1,230,654
Stock compensation activity	182,486	2	1,464	—	—	1,466
Other comprehensive income attributable to Kite Realty Group Trust	—	—	—	6,537	—	6,537
Distributions declared to common shareholders	—	—	—	—	(12,992)	(12,992)
Net income attributable to common shareholders	—	—	—	—	24,577	24,577
Purchase of capped calls	—	—	(9,800)	—	—	(9,800)
Exchange of redeemable noncontrolling interests for common shares	115,697	1	2,061	—	—	2,062
Adjustment to redeemable noncontrolling interests	—	—	(10,633)	—	—	(10,633)
Balance at March 31, 2021	84,486,182	$845	$2,068,095	$(24,348)	$(812,721)	$1,231,871
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(16,826)	$25,355
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	123,289	31,212
Gain on sales of operating properties, net	(3,168)	(26,207)
Straight-line rent	(4,031)	12
Compensation expense for equity awards	2,624	1,702
Amortization of debt fair value adjustments	(3,446)	(111)
Amortization of in-place lease liabilities	(583)	(479)
Changes in assets and liabilities:
Tenant receivables	2,446	3,806
Deferred costs and other assets	95	(3,178)
Accounts payable, accrued expenses, deferred revenue and other liabilities	(50,817)	(807)
Net cash provided by operating activities	49,583	31,305

Cash flows from investing activities:
Acquisition of interests in properties	(44,262)	—
Capital expenditures	(23,752)	(7,864)
Net proceeds from sales of land	—	39,933
Net proceeds from sales of operating properties	6,904	2,484
Small business loan repayments	226	212
Change in construction payables	(1,299)	(883)
Net cash (used in) provided by investing activities	(62,183)	33,882

Cash flows from financing activities:
Proceeds from issuance of common shares, net	14	17
Repurchases of common shares upon the vesting of restricted shares	(939)	(452)
Purchase of capped calls	—	(9,800)
Debt and equity issuance costs	(263)	(4,937)
Loan proceeds	80,000	175,000
Loan payments	(42,201)	(25,568)
Distributions paid – common shareholders	(41,600)	(12,992)
Distributions paid – redeemable noncontrolling interests	(584)	(511)
Net cash (used in) provided by financing activities	(5,573)	120,757

Net change in cash, cash equivalents and restricted cash	(18,173)	185,944
Cash, cash equivalents and restricted cash, beginning of period	100,363	46,586
Cash, cash equivalents and restricted cash, end of period	$82,190	$232,530

Non-cash investing and financing activities
Exchange of redeemable noncontrolling interests for common shares	$—	$2,062
 The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(in thousands, except unit data)

	March 31, 2022	December 31, 2021
Assets:
Investment properties at cost	$7,627,581	$7,592,348
Less: accumulated depreciation	(950,737)	(884,809)
Net investment properties	6,676,844	6,707,539

Cash and cash equivalents	74,345	93,241
Tenant and other receivables, including accrued straight-line rent of $32,125 and $28,071, respectively	69,135	68,444
Restricted cash and escrow deposits	7,845	7,122
Deferred costs, net	512,411	541,518
Short-term deposits	125,000	125,000
Prepaid and other assets	96,281	84,826
Investments in unconsolidated subsidiaries	11,833	11,885
Total assets	$7,573,694	$7,639,575

Liabilities and Equity:
Mortgage and other indebtedness, net	$3,179,118	$3,150,808
Accounts payable and accrued expenses	124,193	184,982
Deferred revenue and other liabilities	306,268	321,419
Total liabilities	3,609,579	3,657,209

Commitments and contingencies
Limited Partners’ interests in Operating Partnership and other	60,376	55,173

Partners’ Equity:
Common equity, 219,042,903 and 218,949,569 units issued and outstanding at March 31, 2022 and December 31, 2021, respectively	3,875,770	3,937,949
Accumulated other comprehensive income (loss)	22,811	(15,902)
Total Partners’ equity	3,898,581	3,922,047
Noncontrolling interests	5,158	5,146
Total equity	3,903,739	3,927,193
Total liabilities and equity	$7,573,694	$7,639,575
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except unit and per unit data)

	Three Months Ended March 31,
	2022	2021
Revenue:
Rental income	$189,858	$67,890
Other property-related revenue	2,224	1,051
Fee income	2,309	434
Total revenue	194,391	69,375
Expenses:
Property operating	25,928	10,269
Real estate taxes	26,859	9,400
General, administrative and other	13,309	7,276
Merger and acquisition costs	925	—
Depreciation and amortization	121,504	30,634
Total expenses	188,525	57,579

Gain on sales of operating properties, net	3,168	26,207

Operating income	9,034	38,003
Other (expense) income:
Interest expense	(25,514)	(12,242)
Income tax benefit of taxable REIT subsidiary	71	118
Equity in loss of unconsolidated subsidiaries	(314)	(318)
Other expense, net	(103)	(206)
Net (loss) income	(16,826)	25,355
Net income attributable to noncontrolling interests	(144)	(132)
Net (loss) income attributable to common unitholders	$(16,970)	$25,223

Allocation of net (loss) income:
Limited Partners	$(166)	$646
Parent Company	(16,804)	24,577
	$(16,970)	$25,223

Net (loss) income per common unit – basic & diluted	$(0.08)	$0.29

Weighted average common units outstanding – basic	221,428,198	86,862,153
Weighted average common units outstanding – diluted	221,428,198	86,972,566

Distributions declared per common unit	$0.19	$0.15

Net (loss) income	$(16,826)	$25,355
Change in fair value of derivatives	38,938	6,733
Total comprehensive income	22,112	32,088
Comprehensive income attributable to noncontrolling interests	(144)	(132)
Comprehensive income attributable to common unitholders	$21,968	$31,956
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Statements of Partners’ Equity
(Unaudited)
(in thousands)

	General Partner		Total
	Common Equity	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2021	$3,937,949	$(15,902)	$3,922,047
Stock compensation activity	1,822	—	1,822
Other comprehensive income attributable to Parent Company	—	38,713	38,713
Distributions declared to Parent Company	(41,600)	—	(41,600)
Net loss attributable to Parent Company	(16,804)	—	(16,804)
Adjustment to redeemable noncontrolling interests	(5,597)	—	(5,597)
Balance at March 31, 2022	$3,875,770	$22,811	$3,898,581

Balance at December 31, 2020	$1,261,539	$(30,885)	$1,230,654
Stock compensation activity	1,466	—	1,466
Other comprehensive income attributable to Parent Company	—	6,537	6,537
Distributions declared to Parent Company	(12,992)	—	(12,992)
Net income attributable to Parent Company	24,577	—	24,577
Purchase of capped calls	(9,800)	—	(9,800)
Conversion of Limited Partner Units to shares of the Parent Company	2,062	—	2,062
Adjustment to redeemable noncontrolling interests	(10,633)	—	(10,633)
Balance at March 31, 2021	$1,256,219	$(24,348)	$1,231,871
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(16,826)	$25,355
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	123,289	31,212
Gain on sales of operating properties, net	(3,168)	(26,207)
Straight-line rent	(4,031)	12
Compensation expense for equity awards	2,624	1,702
Amortization of debt fair value adjustments	(3,446)	(111)
Amortization of in-place lease liabilities	(583)	(479)
Changes in assets and liabilities:
Tenant receivables	2,446	3,806
Deferred costs and other assets	95	(3,178)
Accounts payable, accrued expenses, deferred revenue and other liabilities	(50,817)	(807)
Net cash provided by operating activities	49,583	31,305

Cash flows from investing activities:
Acquisition of interests in properties	(44,262)	—
Capital expenditures	(23,752)	(7,864)
Net proceeds from sales of land	—	39,933
Net proceeds from sales of operating properties	6,904	2,484
Small business loan repayments	226	212
Change in construction payables	(1,299)	(883)
Net cash (used in) provided by investing activities	(62,183)	33,882

Cash flows from financing activities:
Contributions from the General Partner	14	17
Repurchases of common shares upon the vesting of restricted shares	(939)	(452)
Purchase of capped calls	—	(9,800)
Debt and equity issuance costs	(263)	(4,937)
Loan proceeds	80,000	175,000
Loan payments	(42,201)	(25,568)
Distributions paid – common unitholders	(41,600)	(12,992)
Distributions paid – redeemable noncontrolling interests	(584)	(511)
Net cash (used in) provided by financing activities	(5,573)	120,757

Net change in cash, cash equivalents and restricted cash	(18,173)	185,944
Cash, cash equivalents and restricted cash, beginning of period	100,363	46,586
Cash, cash equivalents and restricted cash, end of period	$82,190	$232,530

Non-cash investing and financing activities
Conversion of Limited Partner Units to shares of the Parent Company	$—	$2,062
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2022
(Unaudited)
($ in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)
NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION
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
The Parent Company is the sole general partner of the Operating Partnership, and as of March 31, 2022 owned approximately 98.9% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 1.1% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) were owned by the limited partners. As the sole general partner of the Operating Partnership, the Parent Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. The Parent Company and the Operating Partnership are operated as one enterprise. The management of the Parent Company consists of the same members as the management of the Operating Partnership. As the sole general partner with control of the Operating Partnership, the Parent Company consolidates the Operating Partnership for financial reporting purposes, and the Parent Company does not have any significant assets other than its investment in the Operating Partnership.
The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the presentation not misleading. The unaudited financial statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 include all adjustments, consisting of normal recurring adjustments, necessary in the opinion of management to present fairly the financial information set forth therein. The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the combined Annual Report on Form 10-K of the Parent Company and the Operating Partnership for the year ended December 31, 2021.
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
As of March 31, 2022, we owned interests in 181 operating retail properties totaling approximately 28.8 million square feet and one office property with 0.3 million square feet. Of the 181 operating retail properties, 11 contain an office component. We also owned seven development projects under construction as of this date. Of the 181 operating retail properties, 178 are consolidated in these financial statements and the remaining three are accounted for under the equity method.
NOTE 2. CONSOLIDATION, INVESTMENTS IN JOINT VENTURES AND NONCONTROLLING INTERESTS
Components of Investment Properties
The following table summarizes the composition of the Company’s investment properties as of March 31, 2022 and December 31, 2021:

	Balance as of
($ in thousands)	March 31, 2022	December 31, 2021
Land, buildings and improvements	$7,581,145	$7,543,376
Furniture, equipment and other	7,674	7,612
Construction in progress	38,762	41,360
Investment properties, at cost	$7,627,581	$7,592,348
Components of Rental Income including Allowance for Uncollectible Accounts
Rental income related to the Company’s operating leases is comprised of the following for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Fixed contractual lease payments – operating leases	$148,790	$54,803
Variable lease payments – operating leases	37,025	13,929
Bad debt reserve	(571)	(1,309)
Straight-line rent adjustments	4,093	98
Straight-line rent reserve for uncollectibility	(62)	(110)
Amortization of in-place lease liabilities, net	583	479
Rental income	$189,858	$67,890
The Company makes estimates as to the collectability of its accounts receivable. In making these estimates, the Company reviews a variety of qualitative and quantitative data and considers such facts as the credit quality of our customer, historical write-off experience and current economic trends, to make a subjective determination. An allowance for uncollectible accounts, including future credit losses of the accrued straight-line rent receivables, is maintained for estimated losses resulting from the inability of certain tenants to meet contractual obligations under their lease agreements.
Short-Term Deposits
As of March 31, 2022, the Company had a $125.0 million short-term deposit held in a custody account at Bank of New York Mellon to fund 2022 debt maturities or other borrowings. The deposit balance, which approximates fair value, earned interest at a rate of the Federal Funds Rate plus 43 basis points and matured on April 7, 2022, the proceeds of which were used to repay borrowings on the Company’s revolving line of credit. Interest income on the deposit is recorded within “Other expense, net” on the accompanying consolidated statements of operations and comprehensive income.
Consolidation and Investments in Joint Ventures
The accompanying financial statements are presented on a consolidated basis and include all accounts of the Parent Company, the Operating Partnership, the taxable REIT subsidiaries (“TRSs”) of the Operating Partnership, subsidiaries of the

Operating Partnership that are controlled and any variable interest entities (“VIEs”) in which the Operating Partnership is the primary beneficiary. As of March 31, 2022, we owned investments in three consolidated joint ventures that were VIEs in which the partners did not have substantive participating rights and we were the primary beneficiary. As of March 31, 2022, these consolidated VIEs had mortgage debt of $28.9 million, which were secured by assets of the VIEs totaling $116.6 million. The Operating Partnership guarantees the mortgage debt of these VIEs.
The Operating Partnership is considered a VIE as the limited partners do not hold kick-out rights or substantive participating rights. The Parent Company consolidates the Operating Partnership as it is the primary beneficiary.
Income Taxes and REIT Compliance
Parent Company
The Parent Company, which is considered a corporation for U.S. federal income tax purposes, has been organized and operated, and intends to continue to operate, in a manner that will enable it to maintain its qualification as a REIT for U.S. federal income tax purposes. As a result, it generally will not be subject to U.S. federal income tax on the earnings that it distributes to the extent it distributes its “REIT taxable income” (determined before the deduction for dividends paid and excluding net capital gains) to shareholders of the Parent Company and meets certain other requirements on a recurring basis. To the extent that it satisfies this distribution requirement, but distributes less than 100% of its taxable income, it will be subject to U.S. federal corporate income tax on its undistributed REIT taxable income. REITs are subject to a number of organizational and operational requirements. If the Parent Company fails to qualify as a REIT in any taxable year, it will be subject to U.S. federal income tax on its taxable income at regular corporate rates for a period of four years following the year in which qualification is lost. We may also be subject to certain U.S. federal, state and local taxes on our income and property and to U.S. federal income and excise taxes on our undistributed taxable income even if the Parent Company does qualify as a REIT. The Operating Partnership intends to continue to make distributions to the Parent Company in amounts sufficient to assist the Parent Company in adhering to REIT requirements and maintaining its REIT status.
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
Noncontrolling Interests
We report the non-redeemable noncontrolling interests in subsidiaries as equity, and the amount of consolidated net income attributable to these noncontrolling interests is set forth separately in the consolidated financial statements. The following table summarizes the non-redeemable noncontrolling interests in consolidated properties for the three months ended March 31, 2022 and 2021:

($ in thousands)	2022	2021
Noncontrolling interests balance as of January 1,	$5,146	$698
Net loss allocable to noncontrolling interests, excluding redeemable noncontrolling interests	12	—
Noncontrolling interests balance as of March 31,	$5,158	$698
Noncontrolling Interests – Joint Venture
Prior to the Merger with RPAI, RPAI entered into a joint venture related to the development, ownership and operation of the multifamily rental portion of the expansion project at One Loudoun Downtown – Pads G & H. The Company owns 90% of the joint venture.

As of March 31, 2022, the Company has funded $0.7 million of the partner’s development costs related to One Loudoun Downtown – Pads G & H through a loan provided by the Company to the joint venture. The loan is secured by the joint venture project, is required to be repaid subsequent to the completion of construction and stabilization of the project and is eliminated upon consolidation. Under terms defined in the joint venture agreement, after construction completion and stabilization of the development project, the Company has the ability to call, and the joint venture partner has the ability to put to the Company, subject to certain conditions, the joint venture partner’s interest in the joint venture at fair value.
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
Redeemable Noncontrolling Interests – Limited Partners
Limited Partner Units are redeemable noncontrolling interests in the Operating Partnership. We classify redeemable noncontrolling interests in the Operating Partnership in the accompanying consolidated balance sheets outside of permanent equity because we may be required to pay cash to holders of Limited Partner Units upon redemption of their interests in the Operating Partnership or deliver registered shares upon their conversion. The carrying amount of the redeemable noncontrolling interests in the Operating Partnership is reflected at the greater of historical book value or redemption value with a corresponding adjustment to additional paid-in capital. As of March 31, 2022 and December 31, 2021, the redemption value of the redeemable noncontrolling interests in the Operating Partnership exceeded the historical book value, and the balances were accordingly adjusted to redemption value.
We allocate net operating results of the Operating Partnership after noncontrolling interests in the consolidated properties based on the partners’ respective weighted average ownership interest. We adjust the redeemable noncontrolling interests in the Operating Partnership at the end of each reporting period to reflect their interests in the Operating Partnership or redemption value. This adjustment is reflected in our shareholders’ and Parent Company’s equity. For the three months ended March 31, 2022 and 2021, the weighted average interests of the Parent Company and the limited partners in the Operating Partnership were as follows:

	Three Months Ended March 31,
	2022	2021
Parent Company’s weighted average interest in Operating Partnership	98.9%	97.1%
Limited partners’ weighted average interests in Operating Partnership	1.1%	2.9%
At March 31, 2022 and December 31, 2021, the Parent Company’s interest and the limited partners’ redeemable noncontrolling ownership interests in the Operating Partnership were 98.9% and 1.1%.
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
There were 2,516,282 and 2,377,777 Limited Partner Units outstanding as of March 31, 2022 and December 31, 2021, respectively. The increase in Limited Partner Units outstanding from December 31, 2021 is due to non-cash compensation awards made to our executive officers in the form of Limited Partner Units.
Redeemable Noncontrolling Interests – Subsidiaries
Prior to the merger with Inland Diversified Real Estate Trust, Inc. (“Inland Diversified”) in 2014, Inland Diversified formed joint ventures with the previous owners of certain properties and issued Class B units in three joint ventures that indirectly own those properties. The Class B units related to one of these three joint ventures remain outstanding and are accounted for as noncontrolling interests in the remaining venture. The remaining Class B units will become redeemable at the respective partner’s election in October 2022 and the fulfillment of certain redemption criteria. Beginning in November 2022, the Class B units can be redeemed at the election of either our partner or us for cash or Limited Partner Units in the Operating

Partnership. The Class B units do not have a maturity date, and none are mandatorily redeemable unless either party has elected for the units to be redeemed. We consolidate this joint venture because we control the decision-making and our joint venture partner has limited protective rights.
We classify the redeemable noncontrolling interests related to the remaining Class B units in the accompanying consolidated balance sheets outside of permanent equity because, under certain circumstances, we may be required to pay cash to Class B unitholders in this subsidiary upon redemption of their interests. The carrying amount of these redeemable noncontrolling interests is required to be reflected at the greater of initial book value or redemption value with a corresponding adjustment to additional paid-in capital. As of March 31, 2022 and December 31, 2021, the redemption amounts of these interests did not exceed their fair value nor did they exceed the initial book value.
The redeemable noncontrolling interests in the Operating Partnership and subsidiaries for the three months ended March 31, 2022 and 2021 were as follows:

($ in thousands)	2022	2021
Redeemable noncontrolling interests balance as of January 1,	$55,173	$43,275
Net (loss) income allocable to redeemable noncontrolling interests	(34)	778
Distributions declared to redeemable noncontrolling interests	(584)	(511)
Other, net including adjustments to redemption value	5,821	8,463
Total limited partners’ interests in Operating Partnership and other redeemable noncontrolling interests balance as of March 31,	$60,376	$52,005

Limited partners’ interests in Operating Partnership	$50,306	$41,935
Other redeemable noncontrolling interests in certain subsidiaries	10,070	10,070
Total limited partners’ interests in Operating Partnership and other redeemable noncontrolling interests balance as of March 31,	$60,376	$52,005
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
Effects of Accounting Pronouncements
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
NOTE 3. ACQUISITIONS
RPAI Merger
On October 22, 2021, we completed a Merger with RPAI pursuant to which RPAI merged with and into Merger Sub, with the Company continuing as the surviving public company. Immediately following the closing of the Merger, Merger Sub merged with and into the Operating Partnership so that all of the assets and liabilities of the Company continue to be held at or below the Operating Partnership level. The aggregate value of the Merger consideration paid or payable to former holders of RPAI common stock was approximately $2.8 billion, excluding the value of RPAI restricted stock units that vested at closing and certain restricted share awards assumed by the Company at closing. The total purchase price was calculated based on the closing price of the Company’s common stock on October 21, 2021, the last business day prior to the effective time of the Merger, which was $21.18 per share. At the effective time of the Merger, each share of RPAI common stock issued and outstanding immediately prior to the effective time was converted into the right to receive 0.623 newly issued Company common shares plus cash in lieu of fractional Company shares. In addition, holders of (i) options to purchase shares of RPAI common stock, (ii) certain awards of restricted shares of RPAI common stock (as agreed in accordance with the Merger Agreement), and (iii) restricted stock units representing the right to vest in and be issued shares of RPAI common stock became entitled to receive cash and/or Company common shares in accordance with the terms of the Merger Agreement. The Company assumed certain existing awards of restricted shares of RPAI common stock, each of which were converted into 0.623 awards of restricted Company common shares plus cash in lieu of fractional Company shares in accordance with the Merger Agreement. In connection with the Merger, the Operating Partnership issued an equivalent amount of General Partner Units to the Parent Company. The number of RPAI common stock outstanding as of October 21, 2021 converted to shares of the Company’s common stock was determined as follows:

RPAI common stock outstanding as of October 21, 2021	214,797,869
Exchange ratio	0.623
Company common shares issued for outstanding RPAI common stock	133,814,066
Company common shares issued for RPAI restricted stock units	1,117,399
Total Company common shares issued	134,931,465
The following table presents the purchase price and total value of equity consideration paid by the Company at the close of the Merger:

(in thousands, except share price)	Price of Company common shares	Equity Consideration Given (Company common shares issued)	Total Value of Stock Consideration(1)
As of October 21, 2021	$21.18	134,931	$2,847,369
(1)The total value of stock consideration is the total of the common shares issued multiplied by the closing price of the Company’s common stock on October 21, 2021 excluding the value of certain RPAI restricted stock that vested at the closing of the Merger and share awards assumed by the Company at the closing of the Merger.
As a result of the Merger, the Company acquired 100 operating retail properties and five active development projects under construction along with multiple parcels of entitled land for future value creation. During the three months ended March 31, 2022, the Company incurred $0.9 million of merger and acquisition costs consisting primarily of professional fees and technology costs, which are recorded within “Merger and acquisition costs” in the accompanying consolidated statements of operations and comprehensive income. In addition, the Company assumed approximately $1.8 billion of debt in connection with the Merger.
“Rental income” and “Net income attributable to common shareholders” in the accompanying consolidated statements of operations and comprehensive income include revenues from the RPAI portfolio of $123.6 million and net loss of $20.9 million for the three months ended March 31, 2022, which includes $92.9 million of depreciation and amortization, as a result of the Merger.

Purchase Price Allocation
In accordance with ASC 805-10, Business Combinations, the Company accounted for the Merger as a business combination using the acquisition method of accounting. Based on the value of the common shares issued, the total fair value of the assets acquired and liabilities assumed in the Merger was $2.8 billion as of October 22, 2021, the date of the Merger.
The Company used the following valuation methodologies, inputs and assumptions to estimate the fair value of the assets acquired and liabilities assumed:
•Investment properties: The Company estimated the fair value of the buildings on an as-if-vacant basis using either a direct capitalization method or a discounted cash flow analysis. Comparable market data, real estate tax assessments and independent appraisals were used in estimating the fair value of the land acquired. These valuation methodologies are based on Level 2 and Level 3 inputs in the fair value hierarchy, such as estimates of future income growth, capitalization rates and cash flow projections at the respective properties.
•Acquired lease intangible assets: The Company estimated the fair value of its above-market and below-market in-place leases based on the present value (using a discount rate that reflects the risk associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over the remaining non-cancelable term of the leases. Any below-market renewal options are also considered in the in-place lease values. This valuation methodology is based on Level 3 inputs in the fair value hierarchy.
•In-place lease liabilities: The Company estimated the fair value of its in-place leases using independent and internal sources, which are methods similar to those used by independent appraisers. Factors we consider in our analysis include an estimate of costs to execute similar leases including tenant improvements, leasing commissions and foregone costs and rent received during the estimated lease-up period as if the space was vacant. This valuation methodology is based on Level 3 inputs in the fair value hierarchy.
•Mortgage and other indebtedness: The Company estimated the fair value of the secured and unsecured debt assumed, including related derivative instruments, using third party and independent sources for our estimates. Any difference between the fair value and stated value of the assumed debt is recorded as a discount or premium and amortized over the remaining term of the loan using the interest method. This valuation methodology is based on Level 2 and Level 3 inputs in the fair value hierarchy.
The range of the most significant Level 3 assumptions utilized in determining the value of the real estate and related assets acquired through the Merger with RPAI are as follows:

Range of Assumptions
Net rental rate per square foot – Anchors	$4.00 to $45.00
Net rental rate per square foot – Small Shops	$7.00 to $140.00
Capitalization rate	5.50% to 12.00%

The following table summarizes the final purchase price allocation, including the acquisition date fair value of the tangible and intangible assets acquired and liabilities assumed:

($ in thousands)	Purchase Price Allocation
Investment properties	$4,425,254
Acquired lease intangible assets	535,465
Cash, accounts receivable and other assets	84,632
Total assets acquired	5,045,351

Mortgage and other indebtedness, net	(1,848,476)
Accounts payable, other liabilities, tenant security deposits and prepaid rent	(176,391)
In-place lease liabilities	(168,652)
Noncontrolling interests	(4,463)
Total liabilities assumed	(2,197,982)

Total purchase price	$2,847,369
The following table details the weighted average amortization periods, in years, of the purchase price allocated to real estate and related intangible assets and liabilities acquired arising from the Merger:

Weighted Average Amortization Period (in years)
Land	10.2
Building	18.8
Tenant improvements	6.7
In-place lease intangibles	5.5
Above-market leases	5.7
Below-market leases (including below-market option periods)	20.5
Fair market value of debt adjustments	6.8
Pro Forma Financial Information (unaudited)
The pro forma financial information set forth below is based upon the Company’s historical consolidated statements of operations for the three months ended March 31, 2021, adjusted to give effect for the properties assumed through the Merger as if they were acquired as of January 1, 2021. The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of income would have been, nor does it purport to represent the results of income for future periods.

($ in thousands)	Three Months Ended March 31, 2021
Rental income	$183,344
Net loss	$(16,874)
Net loss attributable to common shareholders	$(16,688)
Net loss attributable to common shareholders per common share:
Basic(1)	$(0.08)
Diluted(1)	$(0.08)
Asset Acquisitions
The Company closed on the following asset acquisition during the three months ended March 31, 2022:

Date	Property Name	Metropolitan Statistical Area (MSA)	Property Type	Square Footage	Acquisition Price
February 16, 2022	Pebble Marketplace	Las Vegas	Multi-tenant retail	85,796	$44,100

The above acquisition was funded using a combination of available cash on hand and proceeds from the Company’s unsecured revolving line of credit. Substantially all of the purchase price was allocated to investment properties. The Company did not acquire any properties during the three months ended March 31, 2021.
NOTE 4. DISPOSITIONS
The Company did not sell any operating properties during the three months ended March 31, 2022. The Company sold a portion of Hamilton Crossing Centre, a redevelopment property located in the Indianapolis MSA, for a sales price of $6.9 million and a net gain of $3.2 million during the three months ended March 31, 2022.
During the three months ended March 31, 2021, the Company sold sixteen ground leases for gross proceeds of $40.0 million and a net gain of $26.2 million. A portion of the proceeds was used to pay down our unsecured revolving line of credit.
NOTE 5. DEFERRED COSTS AND INTANGIBLES, NET
Deferred costs consist primarily of acquired lease intangible assets, broker fees and capitalized internal commissions incurred in connection with lease originations. Deferred leasing costs, lease intangibles and similar costs are amortized on a straight-line basis over the terms of the related leases. As of March 31, 2022 and December 31, 2021, deferred costs consisted of the following:

($ in thousands)	March 31, 2022	December 31, 2021
Acquired lease intangible assets	$576,500	$567,149
Deferred leasing costs and other	56,832	55,817
	633,332	622,966
Less: accumulated amortization	(120,921)	(81,448)
Total	$512,411	$541,518
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

	Three Months Ended March 31,
($ in thousands)	2022	2021
Amortization of deferred leasing costs, lease intangibles and other	$42,829	$2,832
Amortization of above-market lease intangibles	$3,275	$244
NOTE 6. DEFERRED REVENUE, INTANGIBLES, NET AND OTHER LIABILITIES
Deferred revenue and other liabilities consist of the unamortized fair value of below-market lease liabilities recorded in connection with purchase accounting, retainage payables for development and redevelopment projects, tenant rent payments received in advance of the month in which they are due, and lease liabilities recorded upon adoption of ASU 2016-02, Leases (Topic 842). The amortization of below-market lease liabilities is recognized as revenue over the remaining life of the leases (including option periods for leases with below-market renewal options) through 2085. Tenant rent payments received in advance are recognized as revenue in the period to which they apply, which is typically the month following their receipt.
As of March 31, 2022 and December 31, 2021, deferred revenue, intangibles, net and other liabilities consisted of the following:

($ in thousands)	March 31, 2022	December 31, 2021
Unamortized in-place lease liabilities	$200,950	$210,261
Retainages payable and other	8,815	10,796
Tenant rents received in advance	26,138	30,125
Lease liabilities	70,365	70,237
Total	$306,268	$321,419

The amortization of below-market lease intangibles is included as a component of “Rental income” in the accompanying consolidated statements of operations and comprehensive income and totaled $3.9 million and $0.7 million for the three months ended March 31, 2022 and 2021, respectively.
NOTE 7. MORTGAGE AND OTHER INDEBTEDNESS
The following table summarizes the Company’s indebtedness as of March 31, 2022 and December 31, 2021:

($ in thousands)	March 31, 2022	December 31, 2021
Mortgages payable	$350,383	$392,590
Senior unsecured notes	1,924,635	1,924,635
Unsecured term loans	720,000	720,000
Revolving line of credit	135,000	55,000
	3,130,018	3,092,225
Unamortized discounts and premiums, net	59,360	69,425
Unamortized debt issuance costs, net	(10,260)	(10,842)
Total mortgage and other indebtedness, net	$3,179,118	$3,150,808
Consolidated indebtedness, including weighted average interest rates and weighted average maturities as of March 31, 2022, considering the impact of interest rate swaps, is summarized below:

($ in thousands)	Amount Outstanding	Ratio	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate debt(1)	$2,811,125	90%	4.00%	4.4
Variable rate debt(2)	318,893	10%	3.11%	4.3
Debt discounts, premiums and issuance costs, net	49,100	N/A	N/A	N/A
Total	$3,179,118	100%	3.90%	4.4
(1)Fixed rate debt includes the portion of variable rate debt that has been hedged by interest rate swaps. As of March 31, 2022, $720.0 million in variable rate debt is hedged to a fixed rate for a weighted average of 3.0 years.
(2)Variable rate debt includes the portion of fixed rate debt that has been hedged by interest rate swaps. As of March 31, 2022, $155.0 million in fixed rate debt is hedged to a floating rate for a weighted average of 3.4 years.
Mortgages Payable
The following table summarizes the Company’s mortgages payable:

	March 31, 2022			December 31, 2021
($ in thousands)	Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity	Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate mortgages payable(1)	$321,490	4.09%	1.6	$363,577	4.13%	1.7
Variable rate mortgage payable(2)	28,893	2.05%	1.3	29,013	1.70%	0.1
Total mortgages payable	$350,383			$392,590
(1)The fixed rate mortgages had interest rates ranging from 3.75% to 5.73% as of March 31, 2022 and December 31, 2021.
(2)The interest rate on the variable rate mortgage is based on LIBOR plus 160 basis points. The one-month LIBOR rate was 0.45% and 0.10% as of March 31, 2022 and December 31, 2021, respectively.
Mortgages payable are secured by certain real estate and, in some cases, by guarantees from the Operating Partnership, are generally due in monthly installments of principal and interest and mature over various terms through 2032. During the three months ended March 31, 2022, we repaid a $41.2 million mortgage payable that had a fixed interest rate of 4.43% and made scheduled principal payments of $1.0 million related to amortizing loans.

Unsecured Notes
The following table summarizes the Company’s senior unsecured notes and exchangeable senior notes:

		March 31, 2022		December 31, 2021
($ in thousands)	Maturity Date	Balance	Interest Rate	Balance	Interest Rate
Senior notes – 4.23% due 2023	September 10, 2023	$95,000	4.23%	$95,000	4.23%
Senior notes – 4.58% due 2024(1)	June 30, 2024	149,635	4.58%	149,635	4.58%
Senior notes – 4.00% due 2025(2)	March 15, 2025	350,000	4.00%	350,000	4.00%
Senior notes – LIBOR + 3.65% due 2025(3)	September 10, 2025	80,000	4.61%	80,000	3.86%
Senior notes – 4.08% due 2026(1)	September 30, 2026	100,000	4.08%	100,000	4.08%
Senior notes – 4.00% due 2026	October 1, 2026	300,000	4.00%	300,000	4.00%
Senior exchangeable notes – 0.75% due 2027	April 1, 2027	175,000	0.75%	175,000	0.75%
Senior notes – LIBOR + 3.75% due 2027(4)	September 10, 2027	75,000	4.71%	75,000	3.96%
Senior notes – 4.24% due 2028(1)	December 28, 2028	100,000	4.24%	100,000	4.24%
Senior notes – 4.82% due 2029(1)	June 28, 2029	100,000	4.82%	100,000	4.82%
Senior notes – 4.75% due 2030(2)	September 15, 2030	400,000	4.75%	400,000	4.75%
Total senior unsecured notes		$1,924,635		$1,924,635
(1)Private placement notes assumed in connection with the Merger.
(2)Publicly placed notes assumed in connection with the Merger.
(3)$80,000 of 4.47% senior unsecured notes has been swapped to a variable rate of three-month LIBOR plus 3.65% through September 10, 2025.
(4)$75,000 of 4.57% senior unsecured notes has been swapped to a variable rate of three-month LIBOR plus 3.75% through September 10, 2025.
Unsecured Term Loans and Revolving Line of Credit
The following table summarizes the Company’s term loans and revolving line of credit:

		March 31, 2022		December 31, 2021
($ in thousands)	Maturity Date	Balance	Interest Rate	Balance	Interest Rate
Unsecured term loan due 2023 – fixed rate(1)(2)	November 22, 2023	$200,000	4.10%	$200,000	4.10%
Unsecured term loan due 2024 – fixed rate(1)(3)	July 17, 2024	120,000	2.88%	120,000	2.88%
Unsecured term loan due 2025 – fixed rate(4)(5)	October 24, 2025	250,000	5.09%	250,000	5.09%
Unsecured term loan due 2026 – fixed rate(1)(6)	July 17, 2026	150,000	2.97%	150,000	2.97%
Total unsecured term loans		$720,000		$720,000

Unsecured credit facility revolving line of credit – variable rate(1)(7)	January 8, 2026	$135,000	1.55%	$55,000	1.20%
(1)Unsecured term loans and revolving line of credit assumed in connection with the Merger.
(2)$200,000 of LIBOR-based variable rate debt has been swapped to a fixed rate 2.85% plus a credit spread based on a leverage grid ranging from 1.20% to 1.85% through November 22, 2023. The applicable credit spread was 1.25% as of March 31, 2022 and December 31, 2021.
(3)$120,000 of LIBOR-based variable rate debt has been swapped to a fixed rate 1.68% plus a credit spread based on a leverage grid ranging from 1.20% to 1.70% through July 17, 2024. The applicable credit spread was 1.20% as of March 31, 2022 and December 31, 2021.
(4)$250,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 5.09% through October 24, 2025.
(5)The maturity date of the term loan may be extended for up to three additional periods of one year at the Operating Partnership’s option, subject to certain conditions.
(6)$150,000 of LIBOR-based variable rate debt has been swapped to a fixed rate 1.77% plus a credit spread based on a leverage grid ranging from 1.20% to 1.70% through July 17, 2026. The applicable credit spread was 1.20% as of March 31, 2022 and December 31, 2021.
(7)The revolving line of credit has two six-month extension options that the Company can exercise, at its election, subject to (i) customary representations and warranties, including, but not limited to, the absence of an event of default as defined in the unsecured credit agreement and (ii) payment of an extension fee equal to 0.075% of the revolving line of credit capacity. Subsequent to March 31, 2022, the $125.0 million short-term deposit was used to repay outstanding borrowings.
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
Borrowings under the Revolving Facility bear interest at a rate per annum equal to LIBOR or the alternative base rate plus a margin based on the Operating Partnership’s leverage ratio or credit rating, respectively, plus a facility fee based on the Operating Partnership’s leverage ratio or credit rating, respectively. The Revolving Facility is currently priced on the leverage-based pricing grid. In accordance with the Credit Agreement, the credit spread set forth in the leverage grid resets quarterly based on the Company’s leverage, as calculated at the previous quarter end. The Company may irrevocably elect to convert to the ratings-based pricing grid at any time. As of March 31, 2022, making such an election would have resulted in a lower interest rate; however, the Company has not made the election to convert to the ratings-based pricing grid. The Credit Agreement includes a sustainability metric based on targeted greenhouse gas emission reductions, which results in a reduction of the otherwise applicable interest rate margin by one basis point upon achievement of targets set forth therein.
The following table summarizes the key terms of the Revolving Facility:

				Leverage-Based Pricing		Investment Grade Pricing
Credit Agreement	Maturity Date	Extension Option	Extension Fee	Credit Spread	Facility Fee	Credit Spread	Facility Fee
$850,000 unsecured revolving line of credit	1/8/2026	2 six-month	0.075%	1.05%–1.50%	0.15%–0.30%	0.725%–1.40%	0.125%–0.30%
The Operating Partnership’s ability to borrow under the Credit Agreement is subject to ongoing compliance by the Operating Partnership and its subsidiaries with various restrictive covenants, including with respect to liens, transactions with affiliates, dividends, mergers and asset sales. In addition, the Credit Agreement requires that the Operating Partnership satisfy certain financial covenants, including (i) a maximum leverage ratio; (ii) a minimum fixed charge coverage ratio; (iii) a maximum secured indebtedness ratio; (iv) a maximum unsecured leverage ratio; and (v) a minimum unencumbered interest coverage ratio. As of March 31, 2022, we were in compliance with all such covenants.
As of March 31, 2022, we had letters of credit outstanding which totaled $1.5 million, against which no amounts were advanced as of March 31, 2022.
Unsecured Term Loans
On October 22, 2021, in connection with the Merger, the Operating Partnership (as successor by merger to RPAI) assumed all of RPAI’s outstanding $470.0 million aggregate principal of unsecured term loans (“Unsecured Term Loans”). The Unsecured Term Loans are currently priced on a leverage-based pricing grid. In accordance with the respective term loan agreements, the credit spread set forth in the leverage grid resets quarterly based on the Company’s leverage, as calculated at the previous quarter end. The Company may irrevocably elect to convert to a ratings-based pricing grid at any time. As of March 31, 2022, the Company has not made the election to convert to a ratings-based pricing grid.

The following table summarizes the key terms of the Unsecured Term Loans assumed:

Unsecured Term Loans Assumed	Maturity Date	Leverage-Based Pricing Credit Spread	Investment Grade Pricing Credit Spread
$200,000 unsecured term loan due 2023	11/22/2023	1.20% – 1.85%	0.85% – 1.65%
$120,000 unsecured term loan due 2024	7/17/2024	1.20% – 1.70%	0.80% – 1.65%
$150,000 unsecured term loan due 2026	7/17/2026	1.20% – 1.70%	0.75% – 1.60%
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
Debt Issuance Costs
Debt issuance costs are amortized on a straight-line basis over the terms of the respective loan agreements. The following amounts of amortization of debt issuance costs are included as a component of “Interest expense” in the accompanying consolidated statements of operations and comprehensive income:

	Three Months Ended March 31,
($ in thousands)	2022	2021
Amortization of debt issuance costs	$650	$578
Fair Value of Fixed and Variable Rate Debt
As of March 31, 2022, the estimated fair value of fixed rate debt was $2.3 billion compared to the book value of $2.2 billion. The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments, which ranged from 3.85% to 5.26%. As of March 31, 2022, the estimated fair value of variable rate debt was $886.9 million compared to the book value of $883.8 million. The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments, which ranged from 1.55% to 3.45%.
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

As of March 31, 2022, we were party to 12 cash flow derivative agreements with notional amounts totaling $720.0 million, which includes $470.0 million of interest rate swaps assumed in connection with the Merger. These derivative agreements effectively fix the interest rate underlying certain variable rate debt instruments over expiration dates through 2026. Using a weighted average interest rate spread over LIBOR on all variable rate debt resulted in fixing the weighted average interest rate at 3.72%.
As of March 31, 2022, we were also party to two fair value derivative agreements with notional amounts totaling $155.0 million that swap a blended fixed rate of 4.52% for a blended floating rate of LIBOR plus 3.70% with an expiration date of September 10, 2025.
In December 2021, we entered into two forward-starting interest rate swap contracts with notional amounts totaling $150.0 million that swap a floating rate of compound Secured Overnight Financing Rate (“SOFR”) for a fixed rate of 1.356% with an effective date of June 1, 2022 and an expiration date of June 1, 2032. As of March 31, 2022, the estimated fair value of the forward-starting swaps represented an asset of $10.5 million and is reflected within “Prepaid and other assets” in the accompanying consolidated balance sheets.
As of March 31, 2022, the estimated fair value of our interest rate derivatives represented an asset of $5.6 million and a liability of $17.8 million, including accrued interest of $1.2 million. The derivative assets are reflected within “Prepaid and other assets” and the derivative liabilities are reflected within “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets. As of December 31, 2021, the estimated fair value of our interest rate derivatives represented a liability of $35.7 million, including accrued interest of $1.0 million, which is reflected within “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings. Approximately $4.1 million and $1.3 million was reclassified as a reduction to earnings during the three months ended March 31, 2022 and 2021, respectively. As interest payments on our derivatives are made over the next 12 months, we estimate the decrease to interest expense to be $2.2 million, assuming the current LIBOR and SOFR curves.
Unrealized gains and losses on our interest rate derivative agreements are the only components of the change in accumulated other comprehensive loss.
NOTE 9. SHAREHOLDERS’ EQUITY
Distributions
Our Board of Trustees declared a cash distribution of $0.20 per common share and Common Unit for the first quarter of 2022. This distribution was paid on April 15, 2022 to common shareholders and Common Unit holders of record as of April 8, 2022.
At-The-Market Offering Program
On February 23, 2021, the Company and the Operating Partnership entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with each of BofA Securities, Inc., Citigroup Global Markets Inc., KeyBanc Capital Markets Inc. and Raymond James & Associates, Inc., pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $150.0 million of its common shares of beneficial interest, $0.01 par value per share under an at-the-market offering program (the “ATM Program”). On November 30, 2021, the Company and the Operating Partnership amended the Equity Distribution Agreement to reflect their filing of a shelf registration statement on November 16, 2021 with the SEC. As of March 31, 2022, the Company has not sold any common shares under the ATM Program. The Operating Partnership intends to use the net proceeds, if any, to repay borrowings under its Revolving Facility and other indebtedness and for working capital and other general corporate purposes. The Operating Partnership may also use net proceeds for acquisitions of operating properties and the development or redevelopment of properties, although there are currently no understandings, commitments or agreements to do so.
Share Repurchase Program
In February 2021, the Company’s Board of Trustees approved a share repurchase program, authorizing share repurchases up to an aggregate of $150.0 million (the “Share Repurchase Program”). In February 2022, the Company extended its Share Repurchase Program for an additional year and it will now terminate on February 28, 2023 if not terminated or extended prior to that date. In April 2022, the Company’s Board of Trustees authorized a $150.0 million increase to the size of the Share Repurchase Program, authorizing share repurchases up to an aggregate $300.0 million. As of March 31, 2022, the Company has not repurchased any shares under its Share Repurchase Program. The Company intends to fund any future repurchases under the Share Purchase Program with cash on hand or availability under its Revolving Facility, subject to any applicable restrictions. The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will depend upon prevailing market conditions, regulatory requirements and other factors.
NOTE 10. EARNINGS PER SHARE OR UNIT
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
Potentially dilutive securities include (i) outstanding options to acquire common shares; (ii) Limited Partner Units, which may be exchanged for either cash or common shares, at the Parent Company’s option and under certain circumstances; (iii) appreciation-only Long-Term Incentive Plan (“AO LTIP”) units; and (iv) deferred common share units, which may be credited to the personal accounts of non-employee trustees in lieu of compensation paid in cash or the issuance of common shares to such trustees. Limited Partner Units have been omitted from the Parent Company’s denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the denominator would have no dilutive impact. Weighted average Limited Partner Units outstanding for the three months ended March 31, 2022 and 2021 were 2.4 million and 2.5 million, respectively.
Due to the net loss allocable to common shareholders and Common Unit holders for the three months ended March 31, 2022, no securities had a dilutive impact for this period.
NOTE 11. COMMITMENTS AND CONTINGENCIES
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
In 2017, we provided a repayment guaranty on a $33.8 million construction loan associated with the development of the Embassy Suites at the University of Notre Dame, consistent with our 35% ownership interest. Our portion of the repayment guaranty is limited to $5.9 million and the guaranty’s term is through July 1, 2024, the maturity date of the construction loan. As of March 31, 2022, the outstanding loan balance is $33.6 million, of which our share is $11.8 million. The loan is secured by the hotel.
As of March 31, 2022, we had outstanding letters of credit totaling $1.5 million with no amounts advanced against these instruments.
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
NOTE 12. SUBSEQUENT EVENTS
Subsequent to March 31, 2022, we:
•closed on the acquisition of a two-tenant building adjacent to MacArthur Crossing, an existing multi-tenant retail property located in the Dallas MSA, for a gross purchase price of $21.9 million;
•used the $125.0 million short-term deposit that matured on April 7, 2022 to repay borrowings on the Revolving Facility. See Note 2 to the consolidated financial statements for further details; and

•repaid a mortgage payable with a principal balance of $11.4 million and a fixed interest rate of 4.65%.
In April 2022, the Company’s Board of Trustees authorized a $150.0 million increase to the size of the Share Repurchase Program, authorizing share repurchases up to an aggregate $300.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the accompanying historical financial statements and related notes thereto. In this discussion, unless the context suggests otherwise, references to “our Company,” “we,” “us,” and “our” mean Kite Realty Group Trust and its direct and indirect subsidiaries, including Kite Realty Group, L.P.
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
Currently, one of the most significant factors that could cause actual outcomes to differ significantly from our forward-looking statements is the adverse effect of the current pandemic of the novel coronavirus (“COVID-19”), including possible resurgences, variants and mutations, on the financial condition, results of operations, cash flows and performance of the Company and its tenants, the real estate market and the global economy and financial markets. Moreover, investors are cautioned to interpret many of the risks identified under the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as being heightened as a result of the ongoing and numerous adverse effects of COVID-19.
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
•property ownership and management risks, including the relative illiquidity of real estate investments, and expenses, vacancies or the inability to rent space on favorable terms or at all;
•our ability to maintain our status as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;
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
•risks related to our current geographical concentration of our properties in Texas, Florida, New York, Maryland, and North Carolina;
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
•other factors affecting the real estate industry generally; and
•other risks identified in this Quarterly Report on Form 10-Q and, from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”) or in other documents that we publicly disseminate, including, in particular, the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
We undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
Our Business and Properties
Kite Realty Group Trust is a publicly held REIT which, through its majority-owned subsidiary, Kite Realty Group, L.P., owns interests in various operating subsidiaries and joint ventures engaged in the ownership, operation, acquisition, development, and redevelopment of high-quality, open-air shopping centers and mixed-use assets in select markets in the United States. We derive revenues primarily from activities associated with the collection of contractual rents and reimbursement payments from tenants at our properties. Therefore, our operating results depend materially on, among other things, the ability of our tenants to make required lease payments, the health and resilience of the U.S. retail sector, interest rate volatility, job growth and real estate market and overall economic conditions.
As of March 31, 2022, we owned interests in 181 operating retail properties totaling approximately 28.8 million square feet and one office property with 0.3 million square feet. Of the 181 operating retail properties, 11 contain an office component. We also owned seven development projects under construction as of this date.
Merger with RPAI
On October 22, 2021, we completed a merger with RPAI in accordance with the Agreement and Plan of Merger dated July 18, 2021 (the “Merger Agreement”), by and among the Company, its wholly owned subsidiary KRG Oak, LLC (“Merger Sub”) and RPAI, pursuant to which RPAI merged with and into Merger Sub (the “Merger”). Immediately following the closing of the Merger, Merger Sub merged with and into the Operating Partnership so that all of the assets and liabilities of the Company continue to be held at or below the Operating Partnership level. As a result of the Merger, we acquired 100 operating retail properties and five active development projects along with multiple parcels of entitled land for future value creation, creating a top five open-air shopping center REIT. The combined high-quality, open-air portfolio is a mixture of predominantly necessity-based, grocery-anchored neighborhood and community centers, combined with vibrant mixed-use assets. The Merger more than doubled the Company’s presence in high-growth markets that have mild or temperate climates and no or relatively low income taxes, while also introducing and/or enhancing its presence in strategic gateway markets. In addition, the combined company has additional opportunities to further increase shareholder value, including leasing of pandemic-related vacancies, optimizing net operating income (“NOI”) margins, lowering the Company’s cost of capital, and completing select development projects. Pursuant to the terms of the Merger Agreement, each outstanding share of RPAI common stock converted into the right to receive 0.623 common shares of the Company plus cash in lieu of fractional Company shares. The Operating Partnership issued an equivalent amount of General Partner Units to the Parent Company.
Impacts on Business from COVID-19
In 2020, the COVID-19 pandemic had a significant adverse impact on many of our tenants and on our business. The effects of COVID-19, including related government restrictions, mandatory quarantines, “shelter in place” orders, border closures, “social distancing” practices, masking requirements and other travel and gathering restrictions and practices, have caused many of our tenants to close stores, reduce hours or significantly limit service, each of which may continue to create headwinds for our tenants. Since we cannot estimate when the containment measures will roll back, end, or be reinstated, we cannot estimate the ultimate operational and financial impact of COVID-19 on our business.
As the domestic economy continues to recover, retailers continue to improve their operations to account for the pandemic, including using open-air centers as convenient shopping destinations and last-mile fulfillment through the use of in-store pickup, curbside pickup, and shipping from stores. Historically, economic indicators such as GDP growth, consumer confidence and employment have been correlated with demand for certain of our tenants’ products and services. If an economic recession returns, it could increase the number of our tenants that are unable to meet their lease obligations to us and could limit the demand for our space from new tenants.
We expect the significance of the COVID-19 pandemic, including the extent of its effects on our business, financial performance and condition, operating results and cash flows and the economic slowdown, to be dictated by, among other things, the duration of the COVID-19 pandemic, including possible resurgences and mutations, the success of efforts to contain it, the efficacy of vaccines, including against variants of COVID-19, public adoption rates of vaccines and the impact of other actions taken in response to the pandemic. These uncertainties make it difficult to predict operating results for our business; therefore, there can be no assurances that we will not experience further declines in revenues, net income, Funds From Operations (“FFO”) or other operating metrics, which could be material.
Inflation
Most of our leases contain provisions designed to mitigate the adverse impact of inflation, including stated rent increases and requirements for tenants to pay a share of operating expenses, including common area maintenance, real estate taxes, insurance or other operating expenses related to the maintenance of our properties, including escalation clauses in certain leases. Most of our leases also include clauses that allow us to collect additional rent based on a percentage of tenants’ gross sales over stated thresholds, which sales generally increase as prices rise. In addition, we believe that the rental rates in many of our leases are below current market rates for comparable space and that upon renewal, such rates may be increased to be inline with current rates, which may offset certain inflationary expense pressures. We also periodically evaluate our exposure to interest rate fluctuations and enter into interest rate protection agreements to mitigate the impact of changes in interest rates on our variable rate debt.
Operating Activity
During the first quarter of 2022, we executed new and renewal leases on 182 individual spaces totaling 1,053,963 square feet (16.1% cash leasing spread on 105 comparable leases). New leases were signed on 72 individual spaces for 326,957 square feet of gross leasable area (“GLA”) (58.7% cash leasing spread on 26 comparable leases), while renewal leases were signed on 110 individual spaces for 727,006 square feet of GLA (8.9% cash leasing spread on 79 comparable leases). Comparable new and renewal leases are defined as those for which the space was occupied by a tenant within the last 12 months.
Results of Operations
The comparability of results of operations for the three months ended March 31, 2022 and 2021 is affected by our Merger with RPAI that was completed on October 22, 2021, in which we acquired 100 operating retail properties as well as five active development projects, along with our development, redevelopment, and operating property acquisition and disposition activities during these periods. Therefore, we believe it is most useful to review the comparisons of our results of operations for these periods in conjunction with the discussion of our activities during those periods, which is set forth below.

Property Acquisitions
In addition to the properties we acquired in the Merger, the following properties were acquired at various times during the period from January 1, 2021 through March 31, 2022:

Property Name	Metropolitan Statistical Area (MSA)	Acquisition Date	Owned GLA
Nora Plaza outparcel	Indianapolis, IN	December 2021	23,722
Pebble Marketplace	Las Vegas, NV	February 2022	85,796
Operating Property Dispositions
The following operating property was sold during the period from January 1, 2021 through March 31, 2022:

Property Name	MSA	Disposition Date	Owned GLA
Westside Market	Dallas, TX	October 2021	93,377
Development and Redevelopment Projects
The following properties were under active development or redevelopment at various times during the period from January 1, 2021 through March 31, 2022 and removed from our operating portfolio:

Project Name	MSA	Transition to Development or Redevelopment(1)	Transition to Operating Portfolio	Owned Commercial GLA
Hamilton Crossing Centre(2)(3)	Indianapolis, IN	June 2014	Pending	92,283
The Corner(2)	Indianapolis, IN	December 2015	Pending	24,000
Eddy Street Commons – Phase III	South Bend, IN	September 2020	March 2022	18,600
Glendale Town Center(2)	Indianapolis, IN	March 2019	December 2021	199,021
The Landing at Tradition – Phase II	Port St. Lucie, FL	September 2021	Pending	39,900
Carillon MOB(4)	Washington, D.C.	October 2021	Pending	126,000
Circle East(4)	Baltimore, MD	October 2021	Pending	82,000
One Loudoun Downtown – Residential and Pads G&H Commercial(4)	Washington, D.C.	October 2021	Pending	67,000
Shoppes at Quarterfield(4)	Baltimore, MD	October 2021	Pending	58,000
(1)Transition date represents the date the property was transferred from our operating portfolio into redevelopment status. For legacy RPAI projects, the transition date represents the later of the date of the closing of the Merger and the date the project was transferred into redevelopment status.
(2)This property has been identified as a redevelopment property and is not included in the operating portfolio or the same property pool. The redevelopment projects at Hamilton Crossing Centre and The Corner will include the creation of a mixed-used development.
(3)A portion of the Hamilton Crossing Centre redevelopment was sold in January 2022.
(4)Project was assumed as part of the Merger with RPAI in October 2021.

Comparison of Operating Results for the Three Months Ended March 31, 2022 to the Three Months Ended March 31, 2021
The following table reflects changes in the components of our consolidated statements of operations for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
($ in thousands)	2022	2021	Change
Revenue:
Rental income	$189,858	$67,890	$121,968
Other property-related revenue	2,224	1,051	1,173
Fee income	2,309	434	1,875
Total revenue	194,391	69,375	125,016
Expenses:
Property operating	25,928	10,269	15,659
Real estate taxes	26,859	9,400	17,459
General, administrative and other	13,309	7,276	6,033
Merger and acquisition costs	925	—	925
Depreciation and amortization	121,504	30,634	90,870
Total expenses	188,525	57,579	130,946

Gain on sales of operating properties, net	3,168	26,207	(23,039)

Operating income	9,034	38,003	(28,969)
Other (expense) income:
Interest expense	(25,514)	(12,242)	(13,272)
Income tax benefit of taxable REIT subsidiary	71	118	(47)
Equity in loss of unconsolidated subsidiaries	(314)	(318)	4
Other expense, net	(103)	(206)	103
Net (loss) income	(16,826)	25,355	(42,181)
Net loss (income) attributable to noncontrolling interests	22	(778)	800
Net (loss) income attributable to common shareholders	$(16,804)	$24,577	$(41,381)

Property operating expense to total revenue ratio	13.3%	14.8%

Rental income (including tenant reimbursements) increased $122.0 million, or 179.7%, due to the following:

($ in thousands)	Net change 2021 to 2022
Properties or components of properties sold during 2021 or 2022	$(533)
Properties under redevelopment or acquired during 2021 and/or 2022	2,922
Properties acquired in the Merger with RPAI	120,848
Properties fully operational during 2021 and 2022 and other	(1,269)
Total	$121,968
The net decrease of $1.3 million in rental income for properties fully operational during 2021 and 2022 is primarily due to a decrease in lease termination income of $1.0 million and lower tenant reimbursements due to lower recoverable real estate taxes. These variances were partially offset by higher base minimum rent of $0.5 million due to improved tenant performance and higher overage rent of $0.4 million. The occupancy of the fully operational properties increased from 88.4% for 2021 to 89.5% for 2022.
Other property-related revenue primarily consists of parking revenues, gains on the sale of land and other miscellaneous activity. This revenue increased by $1.2 million primarily as a result of an increase in parking revenue of $0.4 million and specialty income of $1.0 million, partially offset by $0.3 million of gains on sales of undepreciated assets recognized during the three months ended March 31, 2021. No such gain was recognized during the three months ended March 31, 2022.
We recorded fee income of $2.3 million and $0.4 million during the three months ended March 31, 2022 and 2021, respectively, from property management and development services provided to third parties and unconsolidated joint ventures.

The increase in fee income is primarily related to development fee services for the development of a corporate campus for Republic Airways.
Property operating expenses increased $15.7 million, or 152.5%, due to the following:

($ in thousands)	Net change 2021 to 2022
Properties or components of properties sold during 2021 or 2022	$(114)
Properties under redevelopment or acquired during 2021 and/or 2022	1,016
Properties acquired in the Merger with RPAI	14,299
Properties fully operational during 2021 and 2022 and other	458
Total	$15,659
The net increase of $0.5 million in property operating expenses for properties fully operational during 2021 and 2022 is primarily due to increases in repairs and maintenance expense of $0.9 million and insurance expense of $0.4 million, partially offset by a reduction in non-recoverable operating expenses. As a percentage of revenue, property operating expenses decreased from 14.8% to 13.3% due to an increase in revenue in 2022.
Real estate taxes increased $17.5 million, or 185.7%, due to the following:

($ in thousands)	Net change 2021 to 2022
Properties or components of properties sold during 2021 or 2022	(124)
Properties under redevelopment or acquired during 2021 and/or 2022	545
Properties acquired in the Merger with RPAI	18,204
Properties fully operational during 2021 and 2022 and other	(1,166)
Total	$17,459
The net decrease of $1.2 million in real estate taxes for properties that were fully operational during 2021 and 2022 is primarily due to successful real estate tax appeals at certain properties in the portfolio, most notably for certain of our Texas properties. The majority of real estate tax expense is recoverable from tenants and such recovery is reflected in rental income.
General, administrative and other expenses increased $6.0 million, or 82.9%. This increase is primarily due to incremental head count as part of the Merger and higher share-based compensation expense.
The Company incurred $0.9 million of merger and acquisition costs related to the Merger with RPAI during the three months ended March 31, 2022. These costs primarily consist of professional fees and technology costs.
Depreciation and amortization expense increased $90.9 million, or 296.6%, primarily as a result of the Merger with RPAI as detailed below:

($ in thousands)	Net change 2021 to 2022
Properties or components of properties sold during 2021 or 2022	$2,683
Properties under redevelopment or acquired during 2021 and/or 2022	1,005
Properties acquired in the Merger with RPAI	90,990
Properties fully operational during 2021 and 2022 and other	(3,808)
Total	$90,870
The net decrease of $3.8 million in depreciation and amortization at properties fully operational during 2021 and 2022 is primarily due to the timing of additions and disposals at operating properties.
Interest expense increased $13.3 million, or 108.4%, primarily due to interest costs of $13.5 million related to debt assumed in conjunction with the Merger.
Net Operating Income and Same Property Net Operating Income
We use property NOI, a non-GAAP financial measure, to evaluate the performance of our properties. We define NOI as income from our real estate, including lease termination fees received from tenants, less our property operating expenses. NOI excludes amortization of capitalized tenant improvement costs and leasing commissions and certain corporate level expenses, including merger and acquisition costs. We believe that NOI is helpful to investors as a measure of our operating performance because it excludes various items included in net income that do not relate to or are not indicative of our operating performance, such as depreciation and amortization, interest expense, and impairment, if any.
We also use same property NOI (“Same Property NOI”), a non-GAAP financial measure, to evaluate the performance of our properties. Same Property NOI is net income excluding properties that have not been owned for the full periods presented. However, due to the size of the RPAI portfolio acquired in the Merger with RPAI, which closed in October 2021, the legacy RPAI properties have been deemed to qualify for the same property pool beginning in 2022 if they had a full first quarter of operations in 2021 within the legacy RPAI portfolio prior to the Merger. Same Property NOI also excludes (i) net gains from outlot sales, (ii) straight-line rent revenue, (iii) lease termination income in excess of lost rent, (iv) amortization of lease intangibles, and (v) significant prior period expense recoveries and adjustments, if any. When the Company receives payments in excess of any accounts receivable for terminating a lease, Same Property NOI will include such excess payments as monthly rent until the earlier of the expiration of 12 months or the start date of a replacement tenant. The Company believes that Same Property NOI is helpful to investors as a measure of our operating performance because it includes only the NOI of properties that have been owned for the full periods presented. The Company believes such presentation eliminates disparities in net income due to the acquisition or disposition of properties during the particular periods presented and thus provides a more consistent metric for the comparison of our properties. Same Property NOI includes the results of properties that have been owned for the entire current and prior year reporting periods. In order to provide meaningful comparative information across periods that, in some cases, predate the Merger, all information regarding the performance of the same property pool is presented as though the Merger was consummated on January 1, 2021 (i.e., as though the properties owned by RPAI prior to the Merger that are included in our same property pool had been owned by the Company for the entirety of all comparison periods for which same property pool information is presented).
NOI and Same Property NOI should not, however, be considered as alternatives to net income (calculated in accordance with GAAP) as indicators of our financial performance. Our computation of NOI and Same Property NOI may differ from the methodology used by other REITs, and therefore may not be comparable to such other REITs.
When evaluating the properties that are included in the same property pool, we have established specific criteria for determining the inclusion of properties acquired or those recently under development. An acquired property is included in the same property pool when there is a full quarter of operations in both years subsequent to the acquisition date. The properties acquired in the Merger with RPAI qualify for the same property pool beginning in 2022 if they had a full first quarter of operations in 2021 within the legacy RPAI portfolio prior to the Merger. Development and redevelopment properties are included in the same property pool four full quarters after the properties have been transferred to the operating portfolio. A redevelopment property is first excluded from the same property pool when the execution of a redevelopment plan is likely and we (a) begin recapturing space from tenants or (b) the contemplated plan significantly impacts the operations of the property. For the three months ended March 31, 2022, the same property pool excludes (i) Glendale Town Center, which was reclassified from active redevelopment into our operating portfolio in December 2021, (ii) seven active development and redevelopment projects, (iii) Arcadia Village and Pebble Marketplace, which were acquired subsequent to January 1, 2021, and (iv) office properties.

The following table reflects Same Property NOI and a reconciliation to net (loss) income attributable to common shareholders for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
($ in thousands)	2022	2021	Change
Number of properties in same property pool for the period(1)	178	178

Leased percentage at period end	93.6%	91.3%
Economic occupancy percentage(2)	90.4%	89.7%

Same Property NOI	$129,523	$122,252	5.9%

Reconciliation of Same Property NOI to most directly comparable GAAP measure:
Net operating income – same properties	$129,523	$122,252
Prior period collection impact – same properties	1,964	5,658
Net operating income – non-same activity(3)	7,808	(78,638)
Total property NOI	139,295	49,272	182.7%
Other income, net	1,963	28
General, administrative and other	(13,309)	(7,276)
Merger and acquisition costs	(925)	—
Depreciation and amortization	(121,504)	(30,634)
Interest expense	(25,514)	(12,242)
Gain on sales of operating properties, net	3,168	26,207
Net loss (income) attributable to noncontrolling interests	22	(778)
Net (loss) income attributable to common shareholders	$(16,804)	$24,577
(1)Same Property NOI excludes (i) Glendale Town Center, which was reclassified from active redevelopment into our operating portfolio in December 2021, (ii) seven active development and redevelopment projects, (iii) Arcadia Village and Pebble Marketplace, which were acquired subsequent to January 1, 2021, and (iv) office properties.
(2)Excludes leases that are signed but for which tenants have not yet commenced the payment of cash rent. Calculated as a weighted average based on the timing of cash rent commencement and expiration during the period.
(3)Includes non-cash activity across the portfolio as well as NOI from properties not included in the same property pool, including properties sold during both periods.
Our Same Property NOI increased 5.9% for the three months ended March 31, 2022 compared to the same period of the prior year primarily due to improved collection activity and tenant performance resulting in a reduction in bad debt expense in 2022 compared to 2021, which was more heavily impacted by the COVID-19 pandemic.
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
Considering the nature of our business as a real estate owner and operator, the Company believes that FFO is helpful to investors in measuring our operational performance because it excludes various items included in net income that do not relate to or are not indicative of our operating performance, such as gains or losses from sales of depreciated property and depreciation and amortization, which can make periodic and peer analyses of operating performance more difficult. FFO excludes the 2021 gain on sale of the ground lease portfolios as these sales were part of our capital strategy distinct from our ongoing operating strategy of selling individual land parcels from time to time. FFO (a) should not be considered as an alternative to net income (calculated in accordance with GAAP) for the purpose of measuring our financial performance, (b) is not an alternative to cash flow from operating activities (calculated in accordance with GAAP) as a measure of our liquidity, and (c) is not indicative of funds available to satisfy our cash needs, including our ability to make distributions. Our computation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do.
From time to time, the Company may report or provide guidance with respect to “NAREIT FFO as adjusted,” which removes the impact of certain non-recurring and non-operating transactions or other items the Company does not consider to be representative of its core operating results including, without limitation, gains or losses associated with the early extinguishment of debt, gains or losses associated with litigation involving the Company that is not in the normal course of business, merger and acquisition costs, the impact on earnings from employee severance, the excess of redemption value over carrying value of preferred stock redemption, and the impact of prior period bad debt or the collection of accounts receivable previously written off (“prior period collection impact”), which are not otherwise adjusted in the Company’s calculation of FFO.
Our calculations of FFO(1) and reconciliation to consolidated net income and FFO, as adjusted, for the three months ended March 31, 2022 and 2021 (unaudited) are as follows:

	Three Months Ended March 31,
($ in thousands)	2022	2021
Net (loss) income	$(16,826)	$25,355
Less: net income attributable to noncontrolling interests in properties	(144)	(132)
Less: gain on sales of operating properties, net	(3,168)	(26,207)
Add: depreciation and amortization of consolidated and unconsolidated entities, net of noncontrolling interests	121,847	30,971
FFO of the Operating Partnership(1)	101,709	29,987
Less: Limited Partners’ interests in FFO	(1,118)	(870)
FFO attributable to common shareholders(1)	$100,591	$29,117

FFO of the Operating Partnership(1)	$101,709	$29,987
Add: merger and acquisition costs	925	—
Less: prior period collection impact	(1,096)	(209)
FFO, as adjusted, of the Operating Partnership	$101,538	$29,778
(1)“FFO of the Operating Partnership” measures 100% of the operating performance of the Operating Partnership’s real estate properties. “FFO attributable to common shareholders” reflects a reduction for the redeemable noncontrolling weighted average diluted interest in the Operating Partnership.
Earnings before Interest, Tax, Depreciation and Amortization (EBITDA)
We define EBITDA, a non-GAAP financial measure, as net income before interest expense, income tax expense of the taxable REIT subsidiary, and depreciation and amortization. For informational purposes, we also provide Adjusted EBITDA, which we define as EBITDA less (i) EBITDA from unconsolidated entities, (ii) gains on sales of operating properties or impairment charges, (iii) merger and acquisition costs, (iv) other income and expense, (v) noncontrolling interest EBITDA, and (vi) other non-recurring activity or items impacting comparability from period to period. Annualized Adjusted EBITDA is Adjusted EBITDA for the most recent quarter multiplied by four. Net Debt to Adjusted EBITDA is our share of net debt divided by Annualized Adjusted EBITDA. EBITDA, Adjusted EBITDA, Annualized Adjusted EBITDA and Net Debt to Adjusted EBITDA, as calculated by us, are not comparable to EBITDA and EBITDA-related measures reported by other REITs that do not define EBITDA and EBITDA-related measures exactly as we do. EBITDA, Adjusted EBITDA and Annualized Adjusted EBITDA do not represent cash generated from operating activities in accordance with GAAP and should not be considered alternatives to net income as an indicator of performance or as alternatives to cash flows from operating activities as an indicator of liquidity.
Considering the nature of our business as a real estate owner and operator, we believe that EBITDA, Adjusted EBITDA and the ratio of Net Debt to Adjusted EBITDA are helpful to investors in measuring our operational performance because they exclude various items included in net income that do not relate to, or are not indicative of, our operating performance, such as gains or losses from sales of depreciated property and depreciation and amortization, which can make periodic and peer analyses of operating performance more difficult. For informational purposes, we also provide Annualized Adjusted EBITDA, adjusted as described above. We believe this supplemental information provides a meaningful measure of our operating performance. We believe presenting EBITDA and the related measures in this manner allows investors and other interested parties to form a more meaningful assessment of our operating results.

The following table presents a reconciliation of our EBITDA, Adjusted EBITDA and Annualized Adjusted EBITDA to net income (the most directly comparable GAAP measure) and a calculation of Net Debt to Adjusted EBITDA.

($ in thousands)	Three Months Ended March 31, 2022
Net loss	$(16,826)
Depreciation and amortization	121,504
Interest expense	25,514
Income tax benefit of taxable REIT subsidiary	(71)
EBITDA	130,121
Unconsolidated EBITDA	454
Merger and acquisition costs	925
Gain on sales of operating properties, net	(3,168)
Other income and expense, net	417
Noncontrolling interests	(144)
Adjusted EBITDA	128,605

Annualized Adjusted EBITDA(1)	$514,420

Company share of Net Debt:
Mortgage and other indebtedness, net	$3,179,118
Plus: Company share of unconsolidated joint venture debt	32,467
Less: Partner share of consolidated joint venture debt(2)	(578)
Less: cash, cash equivalents, restricted cash and short-term deposits	(207,190)
Less: debt discounts, premiums and issuance costs, net	(49,100)
Company share of Net Debt	$2,954,717
Net Debt to Adjusted EBITDA	5.7x
(1)Represents Adjusted EBITDA for the three months ended March 31, 2022 (as shown in the table above) multiplied by four.
(2)Partner share of consolidated joint venture debt is calculated based upon the partner’s pro-rata ownership of the joint venture, multiplied by the related secured debt balance.
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
One of the benefits of the Merger was a strengthened balance sheet to provide the Company with increased liquidity, a well-staggered debt maturity ladder, and an appropriately sized development pipeline. As part of the Merger, we assumed an $850.0 million revolving line of credit, of which the borrowing capacity was $713.5 million as of March 31, 2022, along with other indebtedness.
As of March 31, 2022, we had approximately $74.3 million in cash on hand, $7.8 million in restricted cash and escrow deposits, $713.5 million of remaining availability under our Revolving Facility, $125.0 million of short-term deposits, and $83.5 million of debt maturities for the remainder of 2022. Subsequent to March 31, 2022, we used the $125.0 million short-term deposit that matured on April 7, 2022 to repay borrowings on our revolving line of credit. We believe we will have adequate liquidity over the next 12 months and beyond to operate our business and meet our cash requirements. However, because we do not know the ultimate severity and length of the COVID-19 pandemic or the short- or long-term impact it may have on consumer behavior, and thus cannot predict the impact it will have on our tenants and on the debt and equity capital markets, we cannot estimate the ultimate impact it will have on our liquidity and capital resources.

Our Principal Capital Resources
For a discussion of cash generated from operations, see “Cash Flows” beginning on page 39. In addition to cash generated from operations, our other principal capital resources are discussed below.
Over the last several years, we have made substantial progress in enhancing our liquidity position and reducing our leverage and borrowing costs. We continue to focus on a balanced approach to growth and staggering debt maturities in order to retain our financial flexibility.
As of March 31, 2022, we had approximately $713.5 million available under our Revolving Facility for future borrowings. We also had $199.3 million in cash, cash equivalents and short-term deposits as of March 31, 2022.
We were in compliance with all applicable financial covenants under our Revolving Facility, unsecured term loans and senior unsecured notes as of March 31, 2022.
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
On February 23, 2021, the Company and the Operating Partnership entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with each of BofA Securities, Inc., Citigroup Global Markets Inc., KeyBanc Capital Markets Inc. and Raymond James & Associates, Inc., pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $150.0 million of its common shares of beneficial interest, $0.01 par value per share under an at-the-market offering program (the “ATM Program”). On November 30, 2021, the Company and the Operating Partnership amended the Equity Distribution Agreement to reflect the filing by the Company and the Operating Partnership of a shelf registration statement on November 16, 2021 with the SEC. As of March 31, 2022, the Company has not sold any common shares under the ATM Program. The Operating Partnership intends to use the net proceeds, if any, to repay borrowings under its Revolving Facility and other indebtedness and for working capital and other general corporate purposes. The Operating Partnership may also use the net proceeds for acquisitions of operating properties and the development or redevelopment of properties, although there are currently no understandings, commitments or agreements to do so.
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
Our Principal Liquidity Needs
Short-Term Liquidity Needs
Near-Term Debt Maturities. As of March 31, 2022, we had $256.9 million of secured debt scheduled to mature prior to March 31, 2023, excluding scheduled monthly principal payments. We believe we have sufficient liquidity to repay this obligation from cash on hand, short-term deposits and, if needed, borrowings on our Revolving Facility.
Other Short-Term Liquidity Needs. The requirements for qualifying as a REIT and for a tax deduction for some or all of the dividends paid to shareholders necessitate that we distribute at least 90% of our taxable income on an annual basis. Such requirements cause us to have substantial liquidity needs over both the short and long term. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our operating properties, scheduled interest payments of approximately $85.0 million and scheduled principal payments on our debt of approximately $2.6 million for the remainder of 2022, expected dividend payments to our common shareholders and Common Unit holders, and recurring capital expenditures.
In February 2022, our Board of Trustees declared a cash distribution of $0.20 per common share and Common Unit for the first quarter of 2022. This distribution was paid on April 15, 2022 to common shareholders and Common Unit holders of record as of April 8, 2022. Future distributions, if any, are at the discretion of the Board of Trustees, who will continue to evaluate our sources and uses of capital, liquidity position, operating fundamentals, maintenance of our REIT qualification and other factors they may deem relevant.
Other short-term liquidity needs include expenditures for tenant improvements, external leasing commissions and recurring capital expenditures. During the three months ended March 31, 2022, we incurred $3.7 million for recurring capital expenditures on operating properties, $13.0 million for tenant improvements and external leasing commissions, which includes costs to re-lease anchor space at our operating properties related to tenants open and operating as of March 31, 2022 (excluding development and redevelopment properties). We currently anticipate incurring approximately $100 million of additional major tenant improvement costs related to executed leases for space that is currently vacant at a number of our operating properties over the next 12 to 18 months. We believe we have the ability to fund these costs through cash flow from operations or by borrowing on the Revolving Facility.
As of March 31, 2022, we had seven development projects under construction, including five projects assumed in the Merger with RPAI. Total estimated costs for these projects are $176.1 million, of which our share is estimated to be $112.2 million. As of March 31, 2022, we have incurred $21.0 million of these costs. We anticipate incurring the majority of the remaining costs for these projects over the next 24 months and believe we have the ability to fund these projects through cash flow from operations or by borrowing on the Revolving Facility.
Share Repurchase Program
In February 2021, the Company’s Board of Trustees approved a share repurchase program, authorizing share repurchases up to an aggregate of $150.0 million (the “Share Repurchase Program”). In February 2022, the Company extended its Share Repurchase Program for an additional year and it will now terminate on February 28, 2023, if not terminated or extended prior to that date. In April 2022, the Company’s Board of Trustees authorized a $150.0 million increase to the size of the Share Repurchase Program, authorizing share repurchases up to an aggregate $300.0 million. As of March 31, 2022, the Company has not repurchased any shares under its Share Repurchase Program. The Company intends to fund any future repurchases under the Share Purchase Program with cash on hand or availability under the Revolving Facility, subject to any applicable restrictions. The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will depend upon prevailing market conditions, regulatory requirements and other factors.
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
Commitments under Ground Leases. We are obligated under 12 ground leases for approximately 98 acres of land as of March 31, 2022. Most of these ground leases require fixed annual rent payments and the expiration dates of the remaining initial terms of these ground leases range from 2023 to 2092.

Capital Expenditures on Consolidated Properties
The following table summarizes cash capital expenditures for our development and redevelopment projects and other capital expenditures for the three months ended March 31, 2022:

($ in thousands)	Three Months Ended March 31, 2022
Active development and redevelopment projects	$12,029
Recurring operating capital expenditures (primarily tenant improvements) and other	11,723
Total	$23,752
We capitalize certain indirect costs such as interest, payroll, and other general and administrative costs related to these development activities. If we had experienced a 10% reduction in development and redevelopment activities, without a corresponding decrease in indirect project costs, we would have recorded additional expense of $0.1 million for the three months ended March 31, 2022.
Debt Maturities
The following table presents maturities of mortgage debt and corporate debt as of March 31, 2022, presented on a calendar year basis:

	Secured Debt
($ in thousands)	Scheduled Principal Payments	Term Maturities	Unsecured Debt	Total
2022	$2,553	$83,520	$—	$86,073
2023	2,600	220,499	295,000	518,099
2024	2,721	—	269,635	272,356
2025	2,848	—	430,000	432,848
2026	2,981	—	685,000	687,981
Thereafter	30,181	2,480	1,100,000	1,132,661
	$43,884	$306,499	$2,779,635	$3,130,018
Debt discounts, premiums and issuance costs, net				49,100
Total				$3,179,118
Failure to comply with the obligations under our debt agreements (including payment obligations) could cause an event of default under such debt, which, among other things, could result in the loss of title to the assets securing the debt, acceleration of the payment of all principal and interest and/or termination of the agreements, or exposure to the risk of foreclosure. In addition, certain of our variable rate loans contain cross-default provisions that provide that a violation by us of any financial covenant set forth in our Revolving Facility will constitute an “Event of Default” under the loans, which could allow the lenders to accelerate the amounts due under our debt agreements if we fail to satisfy these financial covenants. See “Item 1A. Risk Factors – Risks Related to Our Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021 for more information related to the risks associated with our indebtedness.
Impact of Changes in Credit Ratings on Our Liquidity
We have received investment grade corporate credit ratings from three nationally recognized credit rating agencies. These ratings did not change as of March 31, 2022.
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
Cash Flows
As of March 31, 2022, we had cash, cash equivalents and restricted cash of $82.2 million. We may be subject to concentrations of credit risk with regard to our cash and cash equivalents. We place our cash and short-term investments with highly rated financial institutions. While we attempt to limit our exposure at any point in time, occasionally such cash and investments may temporarily be in excess of FDIC and SIPC insurance limits. We also maintain certain compensating balances in several financial institutions in support of borrowings from those institutions. Such compensating balances were not material to the consolidated balance sheets.
Comparison of the Three Months Ended March 31, 2022 to the Three Months Ended March 31, 2021
Cash provided by operating activities was $49.6 million for the three months ended March 31, 2022 and $31.3 million for the same period of 2021. The cash flows were positively impacted by the Merger, which generated incremental operating income, along with improved collection activity including previously deferred rent from the COVID-19 pandemic. This improvement was partially offset by costs paid as part of the Merger along with higher interest costs related to the debt assumed in the Merger.
Cash used in investing activities was $62.2 million for the three months ended March 31, 2022 compared to cash provided by investing activities of $33.9 million for the same period of 2021. Highlights of significant cash sources and uses in investing activities are as follows:
•We acquired Pebble Marketplace and deposited funds for the acquisition of a two-tenant building adjacent to MacArthur Crossing totaling $44.3 million during the three months ended March 31, 2022;
•We received net proceeds of $39.9 million related to the sale of 16 ground leases during the three months ended March 31, 2021; and
•Capital expenditures increased by $15.9 million, partially offset by a change in construction payables of $1.3 million for the three months ended March 31, 2022.
Cash used in financing activities was $5.6 million for the three months ended March 31, 2022 compared to cash provided by financing activities of $120.8 million for the same period of 2021. Highlights of significant cash sources and uses in financing activities are as follows:
•We borrowed $80.0 million on the Revolving Facility and used a portion of the proceeds to repay $42.2 million of mortgage debt during the three months ended March 31, 2022 compared to $25.6 million of debt repayments during the three months ended March 31, 2021;
•We made distributions to common shareholders and holders of common partnership interests in the Operating Partnership of $42.2 million for the three months ended March 31, 2022 compared to distributions of $13.5 million for the three months ended March 31, 2021; and
•In March 2021, we issued $175.0 million of exchangeable senior notes in a private placement offering to fund a portion of our 2022 debt maturities and other borrowings. In connection with this issuance, we incurred transaction costs of $4.9 million and purchased capped calls for $9.8 million.
Critical Accounting Estimates
We based the discussion and analysis of our financial condition and results of operations upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There were no changes made by management to the critical accounting policies in the three months ended March 31, 2022. We discuss the most critical estimates in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 28, 2022.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk Related to Fixed and Variable Rate Debt
We had $3.2 billion of outstanding consolidated indebtedness as of March 31, 2022 (inclusive of net unamortized debt discounts, premiums and issuance costs of $49.1 million). As of March 31, 2022, we were party to various consolidated interest rate hedge agreements totaling $875.0 million with maturities over various terms through 2026. Reflecting the effects of these hedge agreements, our fixed and variable rate debt would have been $2.8 billion (90%) and $318.9 million (10%), respectively, of our total consolidated indebtedness as of March 31, 2022.

As of March 31, 2022, we had $256.9 million of fixed rate debt scheduled to mature within the next twelve months. A 100-basis point change in interest rates would not materially impact the annual cash flows associated with this debt as we expect to repay this debt using cash on hand. A 100-basis point change in interest rates on our unhedged variable rate debt as of March 31, 2022 would change our annual cash flow by $3.2 million. Based upon the terms of our variable rate debt, we are most vulnerable to a change in short-term LIBOR interest rates.
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
Changes in Internal Control Over Financial Reporting
There has been no change in the Parent Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There has been no change in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
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
As previously disclosed in our joint proxy statement/prospectus, beginning on August 27, 2021, two purported RPAI stockholders filed substantially similar complaints against RPAI and the members of the RPAI board of directors (the “RPAI Board”) in the United States District Court for the Southern District of New York. One of these complaints also named Kite Realty and Merger Sub as defendants. The complaints were captioned as follows: Wang v. Retail Properties of America, Inc. et al., No. 1:21-cv-07237 (S.D.N.Y. filed August 27, 2021); and Hopkins v. Retail Properties of America, Inc. et al., No. 1:21-cv-07324 (S.D.N.Y. filed August 31, 2021). The complaints variously asserted, among other things, claims under Section 14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 14a-9 promulgated thereunder against RPAI and the members of the RPAI Board and claims under Section 20(a) of the Exchange Act against the members of the RPAI Board (and, in one case, Kite Realty and Merger Sub) for allegedly causing a materially incomplete and misleading registration statement on Form S-4 to be filed on August 23, 2021 with the SEC. Four additional lawsuits were filed against RPAI and the members of the RPAI Board between September 14, 2021 and October 8, 2021 under the captions Callebs v. Retail Properties of America, Inc. et al., No. 1:21-cv-07593 (S.D.N.Y. filed September 10, 2021); Sheridan v. Retail Properties of America, Inc. et al., No. 1:21-cv-04066-SCJ (N.D.Ga. filed October 1, 2021); Whitfield v. Retail Properties of America, Inc. et al., No. 2:21-cv-04390 (E.D.Pa. filed October 6, 2021); and Reinhardt v. Retail Properties of America, Inc. et al., No. 1:21-cv-04187 (N.D.Ga. filed October 8, 2021), which were substantially similar to the other two complaints. Also, on September 15, 2021, a purported Kite Realty shareholder filed a complaint against Kite Realty and the members of the Kite Realty board of trustees in the United States District Court for the Eastern District of New York, captioned as follows: Gentry v. Kite Realty Group Trust et al., No. 1:21-cv-05142 (E.D.N.Y. filed September 15, 2021). The complaint asserted substantially similar claims under Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 as the other complaints against RPAI and the RPAI Board. Plaintiffs sought, among other things, to enjoin or rescind the Merger, an award of damages in the event the Merger was consummated, and an award of costs and attorneys’ fees. Each of these cases were voluntarily dismissed between December 2021 and February 2022.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in response to Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 28, 2022.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the three months ended March 31, 2022, certain of our employees surrendered shares owned by them to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest under the Company’s 2013 Equity Incentive Plan. These shares were repurchased by the Company.
The following table summarizes all of these repurchases during the three months ended March 31, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(1)
January 1, 2022 to January 31, 2022	3,725	$21.08	N/A	$150,000,000
February 1, 2022 to February 28, 2022	—	$—	N/A	$150,000,000
March 1, 2022 to March 31, 2022	39,160	$21.84	N/A	$150,000,000
Total	42,885	$21.78
(1)Represents amounts outstanding under the Company’s authorized $150.0 million share repurchase program announced in February 2021. This program may be suspended or terminated at any time by the Company and will terminate on February 28, 2023, if not terminated or extended prior to that date. In April 2022, the Company’s Board of Trustees authorized a $150.0 million increase to the size of the share repurchase program, authorizing share repurchases up to an aggregate $300.0 million.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

 ITEM 6. EXHIBITS

Exhibit No.	Description	Location

2.1	Agreement and Plan of Merger, dated as of July 18, 2021, by and among Kite Realty Group Trust, KRG Oak, LLC, and Retail Properties of America, Inc.	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 19, 2021

3.1	Articles of Amendment and Restatement of Declaration of Trust of the Kite Realty Group Trust, as supplemented and amended	Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 28, 2022

3.2	Second Amended and Restated Bylaws of the Company, as amended	Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 28, 2022

10.1	Form of Performance LTIP Unit Agreement	Filed herewith

31.1	Certification of principal executive officer of the Parent Company required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of principal financial officer of the Parent Company required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

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
Filed herewith

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KITE REALTY GROUP TRUST

Date:	May 6, 2022	By:	/s/ JOHN A. KITE
John A. Kite
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	May 6, 2022	By:	/s/ HEATH R. FEAR
Heath R. Fear
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

KITE REALTY GROUP, L.P.
By: Kite Realty Group Trust, its sole general partner

Date:	May 6, 2022	By:	/s/ JOHN A. KITE
John A. Kite
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	May 6, 2022	By:	/s/ HEATH R. FEAR
Heath R. Fear
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)