Form 10-Q
period 2022-06-30
KITE REALTY GROUP TRUST; Kite Realty Group, L.P.
filed 2022-08-05
CIK 1286043, 1636315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
The number of Common Shares outstanding as of August 3, 2022 was 219,113,951 ($0.01 par value).

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2022 of Kite Realty Group Trust, Kite Realty Group, L.P. and its subsidiaries. Unless stated otherwise or the context otherwise requires, references to “Kite Realty Group Trust” or the “Parent Company” mean Kite Realty Group Trust, and references to the “Operating Partnership” mean Kite Realty Group, L.P. and its consolidated subsidiaries. The terms “Company,” “we,” “us,” and “our” refer to the Parent Company and the Operating Partnership, collectively, and those entities owned or controlled by the Parent Company and/or the Operating Partnership.
The Operating Partnership is engaged in the ownership, operation, acquisition, development and redevelopment of high-quality, open-air shopping centers and mixed-use assets in select markets in the United States, and the Parent Company conducts substantially all of its activities through the Operating Partnership and its wholly owned subsidiaries. The Parent Company is the sole general partner of the Operating Partnership and as of June 30, 2022 owned approximately 98.7% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 1.3% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) are owned by the limited partners.
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

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
KITE REALTY GROUP TRUST
Consolidated Balance Sheets
(Unaudited)
($ in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
Assets:
Investment properties, at cost	$7,637,272	$7,592,348
Less: accumulated depreciation	(1,019,446)	(884,809)
Net investment properties	6,617,826	6,707,539

Cash and cash equivalents	90,791	93,241
Tenant and other receivables, including accrued straight-line rent of $36,403 and $28,071, respectively	76,866	68,444
Restricted cash and escrow deposits	8,361	7,122
Deferred costs, net	474,605	541,518
Short-term deposits	—	125,000
Prepaid and other assets	106,002	84,826
Investments in unconsolidated subsidiaries	10,436	11,885
Total assets	$7,384,887	$7,639,575

Liabilities and Equity:
Liabilities:
Mortgage and other indebtedness, net	$3,001,170	$3,150,808
Accounts payable and accrued expenses	133,794	184,982
Deferred revenue and other liabilities	296,396	321,419
Total liabilities	3,431,360	3,657,209

Commitments and contingencies
Limited Partners’ interests in Operating Partnership and other	57,179	55,173

Equity:
Common shares, $0.01 par value, 490,000,000 shares authorized, 219,100,998 and 218,949,569 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	2,191	2,189
Additional paid-in capital	4,900,986	4,898,673
Accumulated other comprehensive income (loss)	39,957	(15,902)
Accumulated deficit	(1,051,994)	(962,913)
Total shareholders’ equity	3,891,140	3,922,047
Noncontrolling interests	5,208	5,146
Total equity	3,896,348	3,927,193
Total liabilities and equity	$7,384,887	$7,639,575
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
($ in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Rental income	$194,261	$67,990	$384,119	$135,880
Other property-related revenue	5,673	1,027	7,897	2,078
Fee income	2,671	515	4,980	948
Total revenue	202,605	69,532	396,996	138,906

Expenses:
Property operating	26,123	10,227	52,051	20,496
Real estate taxes	27,883	8,550	54,742	17,950
General, administrative and other	13,809	8,159	27,118	15,435
Merger and acquisition costs	(27)	760	898	760
Depreciation and amortization	119,761	29,798	241,265	60,431
Total expenses	187,549	57,494	376,074	115,072

Gain on sales of operating properties, net	23,958	50	27,126	26,258

Operating income	39,014	12,088	48,048	50,092
Other (expense) income:
Interest expense	(25,709)	(12,266)	(51,223)	(24,508)
Income tax benefit of taxable REIT subsidiary	188	100	259	218
Equity in earnings (loss) of unconsolidated subsidiaries	114	(244)	(200)	(562)
Other (expense) income, net	(162)	227	(265)	19
Net income (loss)	13,445	(95)	(3,381)	25,259
Net income attributable to noncontrolling interests	(314)	(147)	(292)	(926)
Net income (loss) attributable to common shareholders	$13,131	$(242)	$(3,673)	$24,333

Net income (loss) per common share – basic and diluted	$0.06	$0.00	$(0.02)	$0.29

Weighted average common shares outstanding – basic	219,073,778	84,509,871	219,027,729	84,423,703
Weighted average common shares outstanding – diluted	219,744,300	84,509,871	219,027,729	85,280,156

Dividends declared per common share	$0.20	$0.17	$0.39	$0.32

Net income (loss)	$13,445	$(95)	$(3,381)	$25,259
Change in fair value of derivatives	17,559	1	56,497	6,732
Total comprehensive income (loss)	31,004	(94)	53,116	31,991
Comprehensive income attributable to noncontrolling interests	(727)	(154)	(930)	(1,129)
Comprehensive income (loss) attributable to the Company	$30,277	$(248)	$52,186	$30,862
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2021	218,949,569	$2,189	$4,898,673	$(15,902)	$(962,913)	$3,922,047
Stock compensation activity	93,334	1	1,821	—	—	1,822
Other comprehensive income	—	—	—	38,713	—	38,713
Distributions declared to common shareholders	—	—	—	—	(41,600)	(41,600)
Net loss attributable to common shareholders	—	—	—	—	(16,804)	(16,804)
Adjustment to redeemable noncontrolling interests	—	—	(5,597)	—	—	(5,597)
Balance at March 31, 2022	219,042,903	$2,190	$4,894,897	$22,811	$(1,021,317)	$3,898,581
Stock compensation activity	58,095	1	2,850	—	—	2,851
Other comprehensive income	—		—	17,146	—	17,146
Distributions declared to common shareholders	—	—	—	—	(43,808)	(43,808)
Net income attributable to common shareholders	—	—	—	—	13,131	13,131
Adjustment to redeemable noncontrolling interests	—	—	3,239	—	—	3,239
Balance at June 30, 2022	219,100,998	$2,191	$4,900,986	$39,957	$(1,051,994)	$3,891,140

Balance at December 31, 2020	84,187,999	$842	$2,085,003	$(30,885)	$(824,306)	$1,230,654
Stock compensation activity	182,486	2	1,464	—	—	1,466
Other comprehensive income	—	—	—	6,537	—	6,537
Distributions declared to common shareholders	—	—	—	—	(12,992)	(12,992)
Net income attributable to common shareholders	—	—	—	—	24,577	24,577
Purchase of capped calls	—	—	(9,800)	—	—	(9,800)
Exchange of redeemable noncontrolling interests for common shares	115,697	1	2,061	—	—	2,062
Adjustment to redeemable noncontrolling interests	—	—	(10,633)	—	—	(10,633)
Balance at March 31, 2021	84,486,182	$845	$2,068,095	$(24,348)	$(812,721)	$1,231,871
Stock compensation activity	35,467	—	1,977	—	—	1,977
Other comprehensive loss	—	—	—	(6)	—	(6)
Distributions declared to common shareholders	—	—	—	—	(14,363)	(14,363)
Net loss attributable to common shareholders	—	—	—	—	(242)	(242)
Exchange of redeemable noncontrolling interests for common shares	25,000	—	530	—	—	530
Adjustment to redeemable noncontrolling interests	—	—	(6,292)	—	—	(6,292)
Balance at June 30, 2021	84,546,649	$845	$2,064,310	$(24,354)	$(827,326)	$1,213,475
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(3,381)	$25,259
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	242,634	61,751
Gain on sales of operating properties, net	(27,126)	(26,258)
Straight-line rent	(8,359)	(754)
Compensation expense for equity awards	5,603	3,587
Amortization of debt fair value adjustments	(6,835)	(222)
Amortization of in-place lease liabilities	(1,915)	(902)
Changes in assets and liabilities:
Tenant receivables	(1,447)	6,815
Deferred costs and other assets	(4,257)	(781)
Accounts payable, accrued expenses, deferred revenue and other liabilities	(40,595)	(1,096)
Net cash provided by operating activities	154,322	67,399

Cash flows from investing activities:
Acquisitions of interests in properties	(65,765)	—
Capital expenditures	(58,731)	(21,194)
Net proceeds from sales of land	1,935	41,128
Net proceeds from sales of operating properties	65,408	2,484
Investment in short-term deposits	125,000	(125,000)
Small business loan repayments	372	371
Change in construction payables	(717)	2,745
Distribution from unconsolidated joint venture	1,144	—
Net cash provided by (used in) investing activities	68,646	(99,466)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	20	31
Repurchases of common shares upon the vesting of restricted shares	(1,144)	(458)
Purchase of capped calls	—	(9,800)
Debt and equity issuance costs	(662)	(5,274)
Loan proceeds	120,000	175,000
Loan payments	(255,766)	(51,518)
Distributions paid – common shareholders	(85,408)	(27,355)
Distributions paid – redeemable noncontrolling interests	(1,219)	(1,065)
Net cash (used in) provided by financing activities	(224,179)	79,561

Net change in cash, cash equivalents and restricted cash	(1,211)	47,494
Cash, cash equivalents and restricted cash, beginning of period	100,363	46,586
Cash, cash equivalents and restricted cash, end of period	$99,152	$94,080

Non-cash investing and financing activities
Exchange of redeemable noncontrolling interests for common shares	$—	$2,592
 The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(in thousands, except unit data)

	June 30, 2022	December 31, 2021
Assets:
Investment properties, at cost	$7,637,272	$7,592,348
Less: accumulated depreciation	(1,019,446)	(884,809)
Net investment properties	6,617,826	6,707,539

Cash and cash equivalents	90,791	93,241
Tenant and other receivables, including accrued straight-line rent of $36,403 and $28,071, respectively	76,866	68,444
Restricted cash and escrow deposits	8,361	7,122
Deferred costs, net	474,605	541,518
Short-term deposits	—	125,000
Prepaid and other assets	106,002	84,826
Investments in unconsolidated subsidiaries	10,436	11,885
Total assets	$7,384,887	$7,639,575

Liabilities and Equity:
Liabilities:
Mortgage and other indebtedness, net	$3,001,170	$3,150,808
Accounts payable and accrued expenses	133,794	184,982
Deferred revenue and other liabilities	296,396	321,419
Total liabilities	3,431,360	3,657,209

Commitments and contingencies
Limited Partners’ interests in Operating Partnership and other	57,179	55,173

Partners’ Equity:
Common equity, 219,100,998 and 218,949,569 units issued and outstanding at June 30, 2022 and December 31, 2021, respectively	3,851,183	3,937,949
Accumulated other comprehensive income (loss)	39,957	(15,902)
Total Partners’ equity	3,891,140	3,922,047
Noncontrolling interests	5,208	5,146
Total equity	3,896,348	3,927,193
Total liabilities and equity	$7,384,887	$7,639,575
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Rental income	$194,261	$67,990	$384,119	$135,880
Other property-related revenue	5,673	1,027	7,897	2,078
Fee income	2,671	515	4,980	948
Total revenue	202,605	69,532	396,996	138,906

Expenses:
Property operating	26,123	10,227	52,051	20,496
Real estate taxes	27,883	8,550	54,742	17,950
General, administrative and other	13,809	8,159	27,118	15,435
Merger and acquisition costs	(27)	760	898	760
Depreciation and amortization	119,761	29,798	241,265	60,431
Total expenses	187,549	57,494	376,074	115,072

Gain on sales of operating properties, net	23,958	50	27,126	26,258

Operating income	39,014	12,088	48,048	50,092
Other (expense) income:
Interest expense	(25,709)	(12,266)	(51,223)	(24,508)
Income tax benefit of taxable REIT subsidiary	188	100	259	218
Equity in earnings (loss) of unconsolidated subsidiaries	114	(244)	(200)	(562)
Other (expense) income, net	(162)	227	(265)	19
Net income (loss)	13,445	(95)	(3,381)	25,259
Net income attributable to noncontrolling interests	(182)	(132)	(326)	(264)
Net income (loss) attributable to common unitholders	$13,263	$(227)	$(3,707)	$24,995

Allocation of net income (loss):
Limited Partners	$132	$15	$(34)	$662
Parent Company	13,131	(242)	(3,673)	24,333
	$13,263	$(227)	$(3,707)	$24,995

Net income (loss) per common unit – basic and diluted	$0.06	$0.00	$(0.02)	$0.29

Weighted average common units outstanding – basic	221,879,784	86,986,054	221,655,238	86,924,446
Weighted average common units outstanding – diluted	222,550,306	86,986,054	221,655,238	87,780,899

Distributions declared per common unit	$0.20	$0.17	$0.39	$0.32

Net income (loss)	$13,445	$(95)	$(3,381)	$25,259
Change in fair value of derivatives	17,559	1	56,497	6,732
Total comprehensive income (loss)	31,004	(94)	53,116	31,991
Comprehensive income attributable to noncontrolling interests	(182)	(132)	(326)	(264)
Comprehensive income (loss) attributable to common unitholders	$30,822	$(226)	$52,790	$31,727
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Statements of Partners’ Equity
(Unaudited)
(in thousands)

	General Partner		Total
	Common Equity	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2021	$3,937,949	$(15,902)	$3,922,047
Stock compensation activity	1,822	—	1,822
Other comprehensive income attributable to Parent Company	—	38,713	38,713
Distributions declared to Parent Company	(41,600)	—	(41,600)
Net loss attributable to Parent Company	(16,804)	—	(16,804)
Adjustment to redeemable noncontrolling interests	(5,597)	—	(5,597)
Balance at March 31, 2022	$3,875,770	$22,811	$3,898,581
Stock compensation activity	2,851	—	2,851
Other comprehensive income attributable to Parent Company	—	17,146	17,146
Distributions declared to Parent Company	(43,808)	—	(43,808)
Net income attributable to Parent Company	13,131	—	13,131
Adjustment to redeemable noncontrolling interests	3,239	—	3,239
Balance at June 30, 2022	$3,851,183	$39,957	$3,891,140

Balance at December 31, 2020	$1,261,539	$(30,885)	$1,230,654
Stock compensation activity	1,466	—	1,466
Other comprehensive income attributable to Parent Company	—	6,537	6,537
Distributions declared to Parent Company	(12,992)	—	(12,992)
Net income attributable to Parent Company	24,577	—	24,577
Purchase of capped calls	(9,800)	—	(9,800)
Conversion of Limited Partner Units to shares of the Parent Company	2,062	—	2,062
Adjustment to redeemable noncontrolling interests	(10,633)	—	(10,633)
Balance at March 31, 2021	$1,256,219	$(24,348)	$1,231,871
Stock compensation activity	1,977	—	1,977
Other comprehensive loss attributable to Parent Company	—	(6)	(6)
Distributions declared to Parent Company	(14,363)	—	(14,363)
Net loss attributable to Parent Company	(242)	—	(242)
Conversion of Limited Partner Units to shares of the Parent Company	530	—	530
Adjustment to redeemable noncontrolling interests	(6,292)	—	(6,292)
Balance at June 30, 2021	$1,237,829	$(24,354)	$1,213,475
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(3,381)	$25,259
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	242,634	61,751
Gain on sales of operating properties, net	(27,126)	(26,258)
Straight-line rent	(8,359)	(754)
Compensation expense for equity awards	5,603	3,587
Amortization of debt fair value adjustments	(6,835)	(222)
Amortization of in-place lease liabilities	(1,915)	(902)
Changes in assets and liabilities:
Tenant receivables	(1,447)	6,815
Deferred costs and other assets	(4,257)	(781)
Accounts payable, accrued expenses, deferred revenue and other liabilities	(40,595)	(1,096)
Net cash provided by operating activities	154,322	67,399

Cash flows from investing activities:
Acquisition of interests in properties	(65,765)	—
Capital expenditures	(58,731)	(21,194)
Net proceeds from sales of land	1,935	41,128
Net proceeds from sales of operating properties	65,408	2,484
Investment in short-term deposits	125,000	(125,000)
Small business loan repayments	372	371
Change in construction payables	(717)	2,745
Distribution from unconsolidated joint venture	1,144	—
Net cash provided by (used in) investing activities	68,646	(99,466)

Cash flows from financing activities:
Contributions from the General Partner	20	31
Repurchases of common shares upon the vesting of restricted shares	(1,144)	(458)
Purchase of capped calls	—	(9,800)
Debt and equity issuance costs	(662)	(5,274)
Loan proceeds	120,000	175,000
Loan payments	(255,766)	(51,518)
Distributions paid – common unitholders	(85,408)	(27,355)
Distributions paid – redeemable noncontrolling interests	(1,219)	(1,065)
Net cash (used in) provided by financing activities	(224,179)	79,561

Net change in cash, cash equivalents and restricted cash	(1,211)	47,494
Cash, cash equivalents and restricted cash, beginning of period	100,363	46,586
Cash, cash equivalents and restricted cash, end of period	$99,152	$94,080

Non-cash investing and financing activities
Conversion of Limited Partner Units to shares of the Parent Company	$—	$2,592
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2022
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
The Parent Company is the sole general partner of the Operating Partnership, and as of June 30, 2022 owned approximately 98.7% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 1.3% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) were owned by the limited partners. As the sole general partner of the Operating Partnership, the Parent Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. The Parent Company and the Operating Partnership are operated as one enterprise. The management of the Parent Company consists of the same members as the management of the Operating Partnership. As the sole general partner with control of the Operating Partnership, the Parent Company consolidates the Operating Partnership for financial reporting purposes, and the Parent Company does not have any significant assets other than its investment in the Operating Partnership.
The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the presentation not misleading. The unaudited financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 include all adjustments, consisting of normal recurring adjustments, necessary in the opinion of management to present fairly the financial information set forth therein. The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the combined Annual Report on Form 10-K of the Parent Company and the Operating Partnership for the year ended December 31, 2021.
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
On October 22, 2021, we completed a merger with Retail Properties of America, Inc. (“RPAI”) in accordance with the Agreement and Plan of Merger dated July 18, 2021 (the “Merger Agreement”), by and among the Company, its wholly owned subsidiary, KRG Oak, LLC (“Merger Sub”), and RPAI, pursuant to which RPAI merged with and into Merger Sub (the “Merger”). Immediately following the closing of the Merger, Merger Sub merged with and into the Operating Partnership so that all of the assets and liabilities of the Company continue to be held at or below the Operating Partnership level. The transaction value was approximately $4.7 billion, including the assumption of approximately $1.8 billion of debt. We acquired 100 operating retail properties and five development projects through the Merger along with multiple parcels of entitled land for future value creation.

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
As of June 30, 2022, we owned interests in 181 operating retail properties totaling approximately 28.8 million square feet and one office property with 0.3 million square feet. Of the 181 operating retail properties, 11 contain an office component. We also owned five development projects under construction as of this date. Of the 181 operating retail properties, 178 are consolidated in these financial statements and the remaining three are accounted for under the equity method.
NOTE 2. CONSOLIDATION, INVESTMENTS IN JOINT VENTURES AND NONCONTROLLING INTERESTS
Components of Investment Properties
The following table summarizes the composition of the Company’s investment properties as of June 30, 2022 and December 31, 2021:

	Balance as of
($ in thousands)	June 30, 2022	December 31, 2021
Land, buildings and improvements	$7,577,909	$7,543,376
Furniture, equipment and other	7,524	7,612
Construction in progress	51,839	41,360
Investment properties, at cost	$7,637,272	$7,592,348
Components of Rental Income including Allowance for Uncollectible Accounts
Rental income related to the Company’s operating leases is comprised of the following for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Fixed contractual lease payments – operating leases	$150,708	$54,398	$299,498	$109,201
Variable lease payments – operating leases	39,064	12,148	76,089	26,078
Bad debt reserve	(1,171)	(61)	(1,742)	(1,370)
Straight-line rent adjustments	4,530	426	8,623	524
Straight-line rent reserve for uncollectibility	(202)	658	(264)	547
Amortization of in-place lease liabilities, net	1,332	421	1,915	900
Rental income	$194,261	$67,990	$384,119	$135,880
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
Short-Term Deposits
During the three months ended June 30, 2022, the Company used the proceeds from a $125.0 million short-term deposit that matured on April 7, 2022 to repay borrowings on the Company’s revolving line of credit. The deposit balance was held in a custody account at Bank of New York Mellon and earned interest at a rate of the Federal Funds Rate plus 43 basis points. Interest income on the deposit is recorded within “Other expense, net” on the accompanying consolidated statements of operations and comprehensive income.
Consolidation and Investments in Joint Ventures
The accompanying financial statements are presented on a consolidated basis and include all accounts of the Parent Company, the Operating Partnership, the taxable REIT subsidiaries (“TRSs”) of the Operating Partnership, subsidiaries of the

Operating Partnership that are controlled and any variable interest entities (“VIEs”) in which the Operating Partnership is the primary beneficiary. As of June 30, 2022, we owned investments in three consolidated joint ventures that were VIEs in which the partners did not have substantive participating rights and we were the primary beneficiary. As of June 30, 2022, these consolidated VIEs had mortgage debt of $28.7 million, which were secured by assets of the VIEs totaling $117.8 million. The Operating Partnership guarantees the mortgage debt of these VIEs.
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
Noncontrolling Interests
We report the non-redeemable noncontrolling interests in subsidiaries as equity, and the amount of consolidated net income attributable to these noncontrolling interests is set forth separately in the consolidated financial statements. The following table summarizes the non-redeemable noncontrolling interests in consolidated properties for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
($ in thousands)	2022	2021
Noncontrolling interests balance as of January 1,	$5,146	$698
Net income allocable to noncontrolling interests, excluding redeemable noncontrolling interests	62	—
Noncontrolling interests balance as of June 30,	$5,208	$698
Noncontrolling Interests – Joint Venture
Prior to the Merger with RPAI, RPAI entered into a joint venture related to the development, ownership and operation of the multifamily rental portion of the expansion project at One Loudoun Downtown – Pads G & H. The Company owns 90% of the joint venture.

As of June 30, 2022, the Company has funded $0.9 million of the partner’s development costs related to One Loudoun Downtown – Pads G & H through a loan provided by the Company to the joint venture. The loan is secured by the joint venture project, is required to be repaid subsequent to the completion of construction and stabilization of the project and is eliminated upon consolidation. Under terms defined in the joint venture agreement, after construction completion and stabilization of the development project (as defined in the joint venture agreement), the Company has the ability to call, and the joint venture partner has the ability to put to the Company, subject to certain conditions, the joint venture partner’s interest in the joint venture at fair value.
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
Redeemable Noncontrolling Interests – Limited Partners
Limited Partner Units are redeemable noncontrolling interests in the Operating Partnership. We classify redeemable noncontrolling interests in the Operating Partnership in the accompanying consolidated balance sheets outside of permanent equity because we may be required to pay cash to holders of Limited Partner Units upon redemption of their interests in the Operating Partnership or deliver registered shares upon their conversion. The carrying amount of the redeemable noncontrolling interests in the Operating Partnership is reflected at the greater of historical book value or redemption value with a corresponding adjustment to additional paid-in capital. As of June 30, 2022, the redemption value of the redeemable noncontrolling interests in the Operating Partnership did not exceed the historical book value, and the balances were accordingly adjusted to historical book value. As of December 31, 2021, the redemption value of the redeemable noncontrolling interests in the Operating Partnership exceeded the historical book value, and the balances were accordingly adjusted to redemption value.
We allocate net operating results of the Operating Partnership after noncontrolling interests in the consolidated properties based on the partners’ respective weighted average ownership interest. We adjust the redeemable noncontrolling interests in the Operating Partnership at the end of each reporting period to reflect their interests in the Operating Partnership or redemption value. This adjustment is reflected in our shareholders’ and Parent Company’s equity. For the three and six months ended June 30, 2022 and 2021, the weighted average interests of the Parent Company and the limited partners in the Operating Partnership were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Parent Company’s weighted average interest in Operating Partnership	98.7%	97.2%	98.8%	97.1%
Limited partners’ weighted average interests in Operating Partnership	1.3%	2.8%	1.2%	2.9%
At June 30, 2022, the Parent Company’s interest and the limited partners’ redeemable noncontrolling ownership interests in the Operating Partnership were 98.7% and 1.3%. At December 31, 2021, the Parent Company’s interest and the limited partners’ redeemable noncontrolling ownership interests in the Operating Partnership were 98.9% and 1.1%.
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
There were 2,955,697 and 2,377,777 Limited Partner Units outstanding as of June 30, 2022 and December 31, 2021, respectively. The increase in Limited Partner Units outstanding from December 31, 2021 is due to non-cash compensation awards made to our executive officers in the form of Limited Partner Units.

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
We classify the redeemable noncontrolling interests related to the remaining Class B units in the accompanying consolidated balance sheets outside of permanent equity because, under certain circumstances, we may be required to pay cash to Class B unitholders in this subsidiary upon redemption of their interests. The carrying amount of these redeemable noncontrolling interests is required to be reflected at the greater of initial book value or redemption value with a corresponding adjustment to additional paid-in capital. As of June 30, 2022 and December 31, 2021, the redemption amounts of these interests did not exceed their fair value nor did they exceed the initial book value.
The redeemable noncontrolling interests in the Operating Partnership and subsidiaries for the six months ended June 30, 2022 and 2021 were as follows:

	Six Months Ended June 30,
($ in thousands)	2022	2021
Redeemable noncontrolling interests balance as of January 1,	$55,173	$43,275
Net income allocable to redeemable noncontrolling interests	230	926
Distributions declared to redeemable noncontrolling interests	(1,219)	(1,065)
Other, net including adjustments to redemption value	2,995	14,231
Total limited partners’ interests in Operating Partnership and other redeemable noncontrolling interests balance as of June 30,	$57,179	$57,367

Limited partners’ interests in Operating Partnership	$47,109	$47,297
Other redeemable noncontrolling interests in certain subsidiaries	10,070	10,070
Total limited partners’ interests in Operating Partnership and other redeemable noncontrolling interests balance as of June 30,	$57,179	$57,367
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
Effects of Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), which contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. In March 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future London Interbank Offered Rate (“LIBOR”)-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.
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
As a result of the Merger, the Company acquired 100 operating retail properties and five development projects under construction along with multiple parcels of entitled land for future value creation. During the six months ended June 30, 2022, the Company incurred $0.9 million of merger and acquisition costs consisting primarily of professional fees and technology costs, which are recorded within “Merger and acquisition costs” in the accompanying consolidated statements of operations and comprehensive income. In addition, the Company assumed approximately $1.8 billion of debt in connection with the Merger.
“Rental income” and “Net income attributable to common shareholders” in the accompanying consolidated statements of operations and comprehensive income include revenues from the RPAI portfolio of $126.7 million and $250.3 million and net income (loss) of $10.7 million and $(10.2) million for the three months and six months ended June 30, 2022, respectively, which includes $88.3 million and $181.2 million of depreciation and amortization, respectively, as a result of the Merger.
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
Pro Forma Financial Information (unaudited)
The pro forma financial information set forth below is based upon the Company’s historical consolidated statements of operations for the three and six months ended June 30, 2021, adjusted to give effect for the properties assumed through the Merger as if they were acquired as of January 1, 2021. The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of income would have been, nor does it purport to represent the results of income for future periods.

($ in thousands)	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Rental income	$186,171	$369,515
Net loss	$(31,891)	$(48,765)
Net loss attributable to common shareholders	$(31,535)	$(48,215)
Net loss attributable to common shareholders per common share:
Basic	$(0.14)	$(0.22)
Diluted	$(0.14)	$(0.22)
Asset Acquisitions
The Company closed on the following asset acquisitions during the six months ended June 30, 2022:

Date	Property Name	Metropolitan Statistical Area (MSA)	Property Type	Square Footage	Acquisition Price
February 16, 2022	Pebble Marketplace	Las Vegas	Multi-tenant retail	85,796	$44,100
April 13, 2022	MacArthur Crossing	Dallas	Two-tenant building	56,077	21,920
				141,873	$66,020

The above acquisitions were funded using a combination of available cash on hand and proceeds from the Company’s unsecured revolving line of credit. Substantially all of the purchase price was allocated to investment properties. The Company did not acquire any properties during the six months ended June 30, 2021.
NOTE 4. DISPOSITIONS
During the six months ended June 30, 2022, the Company sold Plaza Del Lago, a 100,016 square foot multi-tenant retail property located in the Chicago MSA, for a sales price of $58.7 million and a net gain of $24.0 million. Plaza Del Lago also contains 8,800 square feet of residential space comprised of 18 multifamily rental units. In addition, the Company sold a portion of Hamilton Crossing Centre, a redevelopment property located in the Indianapolis MSA, for a sales price of $6.9 million and a net gain of $3.2 million during the six months ended June 30, 2022.
During the six months ended June 30, 2021, the Company sold 16 ground leases for gross proceeds of $40.0 million and a net gain of $26.2 million. A portion of the proceeds was used to pay down our unsecured revolving line of credit.
NOTE 5. DEFERRED COSTS AND INTANGIBLES, NET
Deferred costs consist primarily of acquired lease intangible assets, broker fees and capitalized internal commissions incurred in connection with lease originations. Deferred leasing costs, lease intangibles and similar costs are amortized on a straight-line basis over the terms of the related leases. As of June 30, 2022 and December 31, 2021, deferred costs consisted of the following:

($ in thousands)	June 30, 2022	December 31, 2021
Acquired lease intangible assets	$553,929	$567,149
Deferred leasing costs and other	60,699	55,817
	614,628	622,966
Less: accumulated amortization	(140,023)	(81,448)
Total	$474,605	$541,518
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

	Six Months Ended June 30,
($ in thousands)	2022	2021
Amortization of deferred leasing costs, lease intangibles and other	$81,821	$5,431
Amortization of above-market lease intangibles	$6,630	$467
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
As of June 30, 2022 and December 31, 2021, deferred revenue, intangibles, net and other liabilities consisted of the following:

($ in thousands)	June 30, 2022	December 31, 2021
Unamortized in-place lease liabilities	$196,343	$210,261
Retainages payable and other	8,031	10,796
Tenant rents received in advance	24,074	30,125
Lease liabilities	67,948	70,237
Total	$296,396	$321,419

The amortization of below-market lease intangibles is included as a component of “Rental income” in the accompanying consolidated statements of operations and comprehensive income and totaled $8.5 million and $1.4 million for the six months ended June 30, 2022 and 2021, respectively.
NOTE 7. MORTGAGE AND OTHER INDEBTEDNESS
The following table summarizes the Company’s indebtedness as of June 30, 2022 and December 31, 2021:

($ in thousands)	June 30, 2022	December 31, 2021
Mortgages payable	$311,818	$392,590
Senior unsecured notes	1,924,635	1,924,635
Unsecured term loans	720,000	720,000
Revolving line of credit	—	55,000
	2,956,453	3,092,225
Unamortized discounts and premiums, net	54,379	69,425
Unamortized debt issuance costs, net	(9,662)	(10,842)
Total mortgage and other indebtedness, net	$3,001,170	$3,150,808
Consolidated indebtedness, including weighted average interest rates and weighted average maturities as of June 30, 2022, considering the impact of interest rate swaps, is summarized below:

($ in thousands)	Amount Outstanding	Ratio	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate debt(1)	$2,772,800	94%	3.99%	4.2
Variable rate debt(2)	183,653	6%	5.55%	3.7
Debt discounts, premiums and issuance costs, net	44,717	N/A	N/A	N/A
Total	$3,001,170	100%	4.09%	4.2
(1)Fixed rate debt includes the portion of variable rate debt that has been hedged by interest rate swaps. As of June 30, 2022, $720.0 million in variable rate debt is hedged to a fixed rate for a weighted average of 2.7 years.
(2)Variable rate debt includes the portion of fixed rate debt that has been hedged by interest rate swaps. As of June 30, 2022, $155.0 million in fixed rate debt is hedged to a floating rate for a weighted average of 3.2 years.
Mortgages Payable
The following table summarizes the Company’s mortgages payable:

	June 30, 2022			December 31, 2021
($ in thousands)	Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity	Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate mortgages payable(1)	$283,165	4.04%	1.5	$363,577	4.13%	1.7
Variable rate mortgage payable(2)	28,653	3.21%	1.1	29,013	1.70%	0.1
Total mortgages payable	$311,818			$392,590
(1)The fixed rate mortgages had interest rates ranging from 3.75% to 5.73% as of June 30, 2022 and December 31, 2021.
(2)On April 1, 2022, the interest rate on the variable rate mortgage switched to the Bloomberg Short Term Bank Yield Index (“BSBY”) plus 160 basis points from LIBOR plus 160 basis points. The one-month BSBY rate was 1.61% as of June 30, 2022. The one-month LIBOR rate was 0.10% as of December 31, 2021.
Mortgages payable are secured by certain real estate and, in some cases, by guarantees from the Operating Partnership, are generally due in monthly installments of principal and interest and mature over various terms through 2032. During the six months ended June 30, 2022, we repaid mortgages payable totaling $78.7 million that had a weighted average fixed interest rate of 4.43% and made scheduled principal payments of $2.1 million related to amortizing loans.

Unsecured Notes
The following table summarizes the Company’s senior unsecured notes and exchangeable senior notes:

		June 30, 2022		December 31, 2021
($ in thousands)	Maturity Date	Balance	Interest Rate	Balance	Interest Rate
Senior notes – 4.23% due 2023	September 10, 2023	$95,000	4.23%	$95,000	4.23%
Senior notes – 4.58% due 2024(1)	June 30, 2024	149,635	4.58%	149,635	4.58%
Senior notes – 4.00% due 2025(2)	March 15, 2025	350,000	4.00%	350,000	4.00%
Senior notes – LIBOR + 3.65% due 2025(3)	September 10, 2025	80,000	5.94%	80,000	3.86%
Senior notes – 4.08% due 2026(1)	September 30, 2026	100,000	4.08%	100,000	4.08%
Senior notes – 4.00% due 2026	October 1, 2026	300,000	4.00%	300,000	4.00%
Senior exchangeable notes – 0.75% due 2027	April 1, 2027	175,000	0.75%	175,000	0.75%
Senior notes – LIBOR + 3.75% due 2027(4)	September 10, 2027	75,000	6.04%	75,000	3.96%
Senior notes – 4.24% due 2028(1)	December 28, 2028	100,000	4.24%	100,000	4.24%
Senior notes – 4.82% due 2029(1)	June 28, 2029	100,000	4.82%	100,000	4.82%
Senior notes – 4.75% due 2030(2)	September 15, 2030	400,000	4.75%	400,000	4.75%
Total senior unsecured notes		$1,924,635		$1,924,635
(1)Private placement notes assumed in connection with the Merger.
(2)Publicly placed notes assumed in connection with the Merger.
(3)$80,000 of 4.47% senior unsecured notes has been swapped to a variable rate of three-month LIBOR plus 3.65% through September 10, 2025.
(4)$75,000 of 4.57% senior unsecured notes has been swapped to a variable rate of three-month LIBOR plus 3.75% through September 10, 2025.
Unsecured Term Loans and Revolving Line of Credit
The following table summarizes the Company’s term loans and revolving line of credit:

		June 30, 2022		December 31, 2021
($ in thousands)	Maturity Date	Balance	Interest Rate	Balance	Interest Rate
Unsecured term loan due 2023 – fixed rate(1)(2)	November 22, 2023	$200,000	4.10%	$200,000	4.10%
Unsecured term loan due 2024 – fixed rate(1)(3)	July 17, 2024	120,000	2.88%	120,000	2.88%
Unsecured term loan due 2025 – fixed rate(4)(5)	October 24, 2025	250,000	5.09%	250,000	5.09%
Unsecured term loan due 2026 – fixed rate(1)(6)	July 17, 2026	150,000	2.97%	150,000	2.97%
Total unsecured term loans		$720,000		$720,000

Unsecured credit facility revolving line of credit – variable rate(1)(7)	January 8, 2026	$—	2.89%	$55,000	1.20%
(1)Unsecured term loans and revolving line of credit assumed in connection with the Merger.
(2)$200,000 of LIBOR-based variable rate debt has been swapped to a fixed rate 2.85% plus a credit spread based on a leverage grid ranging from 1.20% to 1.85% through November 22, 2023. The applicable credit spread was 1.25% as of June 30, 2022 and December 31, 2021.
(3)$120,000 of LIBOR-based variable rate debt has been swapped to a fixed rate 1.68% plus a credit spread based on a leverage grid ranging from 1.20% to 1.70% through July 17, 2024. The applicable credit spread was 1.20% as of June 30, 2022 and December 31, 2021. Subsequent to June 30, 2022, the Secured Overnight Financing Rate (“SOFR”) replaced LIBOR as the interest reference rate for this term loan.
(4)$250,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 5.09% through October 24, 2025.
(5)The maturity date of the term loan may be extended for up to three additional periods of one year at the Operating Partnership’s option, subject to certain conditions.
(6)$150,000 of LIBOR-based variable rate debt has been swapped to a fixed rate 1.77% plus a credit spread based on a leverage grid ranging from 1.20% to 1.70% through July 17, 2026. The applicable credit spread was 1.20% as of June 30, 2022 and December 31, 2021. Subsequent to June 30, 2022, SOFR replaced LIBOR as the interest reference rate for this term loan.

(7)The revolving line of credit has two six-month extension options that the Company can exercise, at its election, subject to (i) customary representations and warranties, including, but not limited to, the absence of an event of default as defined in the unsecured credit agreement and (ii) payment of an extension fee equal to 0.075% of the revolving line of credit capacity.
Unsecured Revolving Credit Facility
On October 22, 2021, in connection with the Merger, the Operating Partnership (as successor by merger to RPAI), as borrower, and the Company entered into the First Amendment (the “First Amendment”) to the Credit Agreement (as defined below) with KeyBank National Association (“KeyBank”), as administrative agent, and the lenders party thereto. The First Amendment amends the Sixth Amended and Restated Credit Agreement, dated as of July 8, 2021 (as amended, the “Credit Agreement”), among RPAI, as borrower, KeyBank, as administrative agent, and the lenders from time to time party thereto, which provides for an $850.0 million unsecured revolving credit facility (the “Revolving Facility”) with a scheduled maturity date of January 8, 2026 (which maturity date may be extended for up to two additional periods of six months at the Operating Partnership’s option, subject to certain conditions).
Under the Credit Agreement, the Operating Partnership has the option to increase the Revolving Facility to an aggregate committed amount of $1.6 billion upon the Operating Partnership’s request, subject to certain conditions, including obtaining commitments from any one or more lenders, whether or not currently party to the Credit Agreement, to provide such increased amounts.
Borrowings under the Revolving Facility bear interest at a rate per annum equal to LIBOR or the alternate base rate plus a margin based on the Operating Partnership’s leverage ratio or credit rating, respectively, plus a facility fee based on the Operating Partnership’s leverage ratio or credit rating, respectively. The Revolving Facility is currently priced on the leverage-based pricing grid. In accordance with the Credit Agreement, the credit spread set forth in the leverage grid resets quarterly based on the Company’s leverage, as calculated at the previous quarter end. The Company may irrevocably elect to convert to the ratings-based pricing grid at any time. As of June 30, 2022, making such an election would have resulted in a lower interest rate; however, the Company had not made the election to convert to the ratings-based pricing grid. The Credit Agreement includes a sustainability metric based on targeted greenhouse gas emission reductions, which results in a reduction of the otherwise applicable interest rate margin by one basis point upon achievement of targets set forth therein. Subsequent to June 30, 2022, SOFR replaced LIBOR as the interest reference rate for the Revolving Facility.
The following table summarizes the key terms of the Revolving Facility as of June 30, 2022:

(in thousands)				Leverage-Based Pricing		Investment Grade Pricing
Credit Agreement	Maturity Date	Extension Option	Extension Fee	Credit Spread	Facility Fee	Credit Spread	Facility Fee
$850,000 unsecured revolving line of credit	1/8/2026	2 six-month	0.075%	1.05%–1.50%	0.15%–0.30%	0.725%–1.40%	0.125%–0.30%
The Operating Partnership’s ability to borrow under the Credit Agreement is subject to ongoing compliance by the Operating Partnership and its subsidiaries with various restrictive covenants, including with respect to liens, transactions with affiliates, dividends, mergers and asset sales. In addition, the Credit Agreement requires that the Operating Partnership satisfy certain financial covenants, including (i) a maximum leverage ratio; (ii) a minimum fixed charge coverage ratio; (iii) a maximum secured indebtedness ratio; (iv) a maximum unsecured leverage ratio; and (v) a minimum unencumbered interest coverage ratio. As of June 30, 2022, we were in compliance with all such covenants.
As of June 30, 2022, we had letters of credit outstanding which totaled $1.5 million, against which no amounts were advanced as of June 30, 2022.
Subsequent to June 30, 2022, the Operating Partnership entered into the Second Amendment (the “Second Amendment”) to the Credit Agreement with a syndicate of financial institutions to provide for (i) a $250.0 million increase to the Revolving Facility, resulting in a $1.1 billion unsecured revolving credit facility (the “2022 Revolving Facility”) and (ii) a seven-year $300.0 million unsecured term loan (the “$300M Term Loan”). Under the Second Amendment, the Operating Partnership has the option, subject to certain customary conditions, to increase the 2022 Revolving Facility and/or incur additional term loans in an aggregate amount for all such increases and additional loans of up to $600.0 million, for a total facility amount of up to $2.0 billion.
Borrowings under the 2022 Revolving Facility will bear interest at a rate per annum equal to SOFR plus a margin based on the Operating Partnership’s leverage ratio or credit rating, respectively. There were no changes to the credit spreads in the Second Amendment; however, the SOFR rate will also be subject to an additional 0.10% spread adjustment as specified in the Second Amendment.

The $300M Term Loan will be priced on a ratings-based pricing grid at a rate of SOFR plus a credit spread ranging from 1.15% to 2.20%. The SOFR rate will also be subject to an additional 0.10% spread adjustment as specified in the Second Amendment. Proceeds from the $300M Term Loan were used to repay the Operating Partnership’s existing $200.0 million unsecured term loan that was scheduled to mature on November 22, 2023 (the “$200M Term Loan”) and for general corporate purposes. In conjunction with these transactions, we (i) designated the interest rate swaps related to the $200M Term Loan to the $300M Term Loan and the interest reference rate will be replaced with term SOFR effective with the next reset date in August 2022 through November 22, 2023; (ii) entered into two forward-starting interest rate swap contracts with notional amounts totaling $200.0 million that swap a floating rate of term SOFR to a fixed rate of 2.37% plus a spread of 1.35% with an effective date of November 22, 2023 through August 1, 2025; and (iii) entered into two agreements to swap a total of $100.0 million of SOFR-based variable rate debt to a fixed rate of 2.66% plus a spread of 1.35% with an effective date of August 1, 2022 through August, 1, 2025. The Operating Partnership is permitted to prepay the $300M Term Loan in whole or in part, at any time, subject to a prepayment fee if prepaid on or before July 29, 2024.
Unsecured Term Loans
On October 22, 2021, in connection with the Merger, the Operating Partnership (as successor by merger to RPAI) assumed all of RPAI’s outstanding $470.0 million aggregate principal of unsecured term loans (“Unsecured Term Loans”). The Unsecured Term Loans are currently priced on a leverage-based pricing grid. In accordance with the respective term loan agreements, the credit spread set forth in the leverage grid resets quarterly based on the Company’s leverage, as calculated at the previous quarter end. The Company may irrevocably elect to convert to a ratings-based pricing grid at any time. As of June 30, 2022, the Company had not made the election to convert to a ratings-based pricing grid. Subsequent to June 30, 2022, the Company made the election to convert to the ratings-based pricing grid with respect to the $120.0 million and $150.0 million term loans.
The following table summarizes the key terms of the Unsecured Term Loans assumed as of June 30, 2022:

(in thousands) Unsecured Term Loans Assumed	Maturity Date	Leverage-Based Pricing Credit Spread	Investment Grade Pricing Credit Spread
$200,000 unsecured term loan due 2023	11/22/2023	1.20% – 1.85%	0.85% – 1.65%
$120,000 unsecured term loan due 2024	7/17/2024	1.20% – 1.70%	0.80% – 1.65%
$150,000 unsecured term loan due 2026	7/17/2026	1.20% – 1.70%	0.75% – 1.60%
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

Debt Issuance Costs
Debt issuance costs are amortized on a straight-line basis over the terms of the respective loan agreements. The following amounts of amortization of debt issuance costs are included as a component of “Interest expense” in the accompanying consolidated statements of operations and comprehensive income:

	Six Months Ended June 30,
($ in thousands)	2022	2021
Amortization of debt issuance costs	$1,370	$1,230
Fair Value of Fixed and Variable Rate Debt
As of June 30, 2022, the estimated fair value of fixed rate debt was $2.1 billion compared to the book value of $2.2 billion. The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments, which ranged from 5.40% to 6.11%. As of June 30, 2022, the estimated fair value of variable rate debt was $749.8 million compared to the book value of $748.8 million. The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments, which ranged from 2.89% to 3.89%.
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
As of June 30, 2022, we were party to 12 cash flow derivative agreements with notional amounts totaling $720.0 million, which includes $470.0 million of interest rate swaps assumed in connection with the Merger. These derivative agreements effectively fix the interest rate underlying certain variable rate debt instruments over expiration dates through 2026. Using a weighted average interest rate spread over LIBOR on all variable rate debt resulted in fixing the weighted average interest rate at 3.72%.
As of June 30, 2022, we were also party to two fair value derivative agreements with notional amounts totaling $155.0 million that swap a blended fixed rate of 4.52% for a blended floating rate of LIBOR plus 3.70% with an expiration date of September 10, 2025.
In December 2021, we entered into two forward-starting interest rate swap contracts with notional amounts totaling $150.0 million that swap a floating rate of compound SOFR for a fixed rate of 1.356% with an effective date of October 1, 2022 and an expiration date of June 1, 2032. As of June 30, 2022, the estimated fair value of the forward-starting swaps represented an asset of $18.6 million and is reflected within “Prepaid and other assets” in the accompanying consolidated balance sheets.
As of June 30, 2022, the estimated fair value of our interest rate derivatives represented an asset of $10.3 million and a liability of $12.6 million, including accrued interest of $0.8 million. The derivative assets are reflected within “Prepaid and other assets” and the derivative liabilities are reflected within “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets. As of December 31, 2021, the estimated fair value of our interest rate derivatives represented a liability of $35.7 million, including accrued interest of $1.0 million, which is reflected within “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings. Approximately $3.3 million and $1.1 million was reclassified as a reduction to earnings during the three months ended June 30, 2022 and 2021, respectively. Approximately $7.4 million and $2.4 million was reclassified as a reduction to earnings during the six months ended June 30, 2022 and 2021, respectively. As interest payments on our derivatives are made over the next 12 months, we estimate the decrease to interest expense to be $10.9 million, assuming the current LIBOR and SOFR curves.
Unrealized gains and losses on our interest rate derivative agreements are the only components of the change in accumulated other comprehensive loss.

NOTE 9. SHAREHOLDERS’ EQUITY
Distributions
Our Board of Trustees declared a cash distribution of $0.21 per common share and Common Unit for the second quarter of 2022. This distribution was paid on July 15, 2022 to common shareholders and Common Unit holders of record as of July 8, 2022.
At-The-Market Offering Program
On February 23, 2021, the Company and the Operating Partnership entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with each of BofA Securities, Inc., Citigroup Global Markets Inc., KeyBanc Capital Markets Inc. and Raymond James & Associates, Inc., pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $150.0 million of its common shares of beneficial interest, $0.01 par value per share, under an at-the-market offering program (the “ATM Program”). On November 30, 2021, the Company and the Operating Partnership amended the Equity Distribution Agreement to reflect their filing of a shelf registration statement on November 16, 2021 with the SEC. As of June 30, 2022, the Company has not sold any common shares under the ATM Program. The Operating Partnership intends to use the net proceeds, if any, to repay borrowings under its Revolving Facility and other indebtedness and for working capital and other general corporate purposes. The Operating Partnership may also use the net proceeds for acquisitions of operating properties and the development or redevelopment of properties, although there are currently no understandings, commitments or agreements to do so.
Share Repurchase Program
In February 2021, the Company’s Board of Trustees approved a share repurchase program, authorizing share repurchases up to an aggregate of $150.0 million (the “Share Repurchase Program”). In February 2022, the Company extended its Share Repurchase Program for an additional year and it will now terminate on February 28, 2023, if not terminated or extended prior to that date. In April 2022, the Company’s Board of Trustees authorized a $150.0 million increase to the size of the Share Repurchase Program, authorizing share repurchases up to an aggregate of $300.0 million. As of June 30, 2022, the Company has not repurchased any shares under its Share Repurchase Program. The Company intends to fund any future repurchases under the Share Repurchase Program with cash on hand or availability under the Revolving Facility, subject to any applicable restrictions. The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will depend upon prevailing market conditions, regulatory requirements and other factors.
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
Potentially dilutive securities include (i) outstanding options to acquire common shares; (ii) Limited Partner Units, which may be exchanged for either cash or common shares, at the Parent Company’s option and under certain circumstances; (iii) appreciation-only Long-Term Incentive Plan (“AO LTIP”) units; and (iv) deferred common share units, which may be credited to the personal accounts of non-employee trustees in lieu of compensation paid in cash or the issuance of common shares to such trustees. Limited Partner Units have been omitted from the Parent Company’s denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the denominator would have no dilutive impact. Weighted average Limited Partner Units outstanding were 2.8 million and 2.6 million for the three and six months ended June 30, 2022, respectively, and 2.5 million for the three and six months ended June 30, 2021.
Due to the net loss allocable to common shareholders and Common Unit holders for the three months ended June 30, 2021 and the six months ended June 30, 2022, no securities had a dilutive impact for those periods.

NOTE 11. COMMITMENTS AND CONTINGENCIES
Other Commitments and Contingencies
We are obligated under various completion guarantees with certain lenders and lease agreements with tenants to complete all or portions of a development project and tenant-specific space currently under construction. We believe we currently have sufficient financing in place to fund these projects and expect to do so primarily through borrowings on the Revolving Facility.
In 2017, we provided a repayment guaranty on a $33.8 million construction loan associated with the development of the Embassy Suites at the University of Notre Dame, consistent with our 35% ownership interest. Our portion of the repayment guaranty is limited to $5.9 million and the guaranty’s term is through July 1, 2024, the maturity date of the construction loan. As of June 30, 2022, the outstanding loan balance is $33.6 million, of which our share is $11.8 million. The loan is secured by the hotel.
As of June 30, 2022, we had outstanding letters of credit totaling $1.5 million with no amounts advanced against these instruments.
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
NOTE 12. SUBSEQUENT EVENTS
Subsequent to June 30, 2022, we:
•entered into the Second Amendment to the Credit Agreement with a syndicate of financial institutions to provide for a $250.0 million increase to the Revolving Facility, resulting in a $1.1 billion unsecured revolving credit facility. In addition, the Operating Partnership issued a seven-year $300M Term Loan and used the proceeds to repay the $200M Term Loan that was scheduled to mature in 2023 and for general corporate purposes. In conjunction with these transactions, we (i) designated the interest rate swaps related to the $200M Term Loan to the $300M Term Loan and the interest reference rate will be replaced with term SOFR effective with the next reset date in August 2022 through November 22, 2023; (ii) entered into two forward-starting interest rate swap contracts with notional amounts totaling $200.0 million that swap a floating rate of term SOFR to a fixed rate with an effective date of November 22, 2023 through August 1, 2025; and (iii) entered into two agreements to swap a total of $100.0 million of SOFR-based variable rate debt to a fixed rate with an effective date of August 1, 2022 through August 1, 2025. See Note 7 to the consolidated financial statements for further details;
•closed on the acquisition of Palms Plaza, a 68,976 square foot multi-tenant retail property located in the Miami MSA, for a gross purchase price of $35.8 million; and
•repaid two mortgages payable with principal balances totaling $44.9 million and a weighted average fixed interest rate of 4.20%.

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
Currently, one significant factor that could cause actual outcomes to differ significantly from our forward-looking statements is the adverse effect of the current pandemic of the novel coronavirus (“COVID-19”), including possible resurgences, variants and mutations, on the financial condition, results of operations, cash flows and performance of the Company and its tenants, the real estate market and the global economy and financial markets. Moreover, investors are cautioned to interpret many of the risks identified under the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as being heightened as a result of the ongoing and numerous adverse effects of COVID-19.
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
•national and local economic, business, real estate and other market conditions, particularly in connection with low or negative growth in the U.S. economy as well as economic uncertainty (including the potential effects of inflation and increases in interest rates);
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
As of June 30, 2022, we owned interests in 181 operating retail properties totaling approximately 28.8 million square feet and one office property with 0.3 million square feet. Of the 181 operating retail properties, 11 contain an office component. We also owned five development projects under construction as of this date.
Merger with RPAI
On October 22, 2021, we completed a merger with RPAI in accordance with the Agreement and Plan of Merger dated July 18, 2021 (the “Merger Agreement”), by and among the Company, its wholly owned subsidiary KRG Oak, LLC (“Merger Sub”) and RPAI, pursuant to which RPAI merged with and into Merger Sub (the “Merger”). Immediately following the closing of the Merger, Merger Sub merged with and into the Operating Partnership so that all of the assets and liabilities of the Company continue to be held at or below the Operating Partnership level. As a result of the Merger, we acquired 100 operating retail properties and five development projects along with multiple parcels of entitled land for future value creation, creating a top five open-air shopping center REIT. The combined high-quality, open-air portfolio is a mixture of predominantly necessity-based, grocery-anchored neighborhood and community centers, combined with vibrant mixed-use assets. The Merger more than doubled the Company’s presence in high-growth markets that have mild or temperate climates and no or relatively low income taxes, while also introducing and/or enhancing its presence in strategic gateway markets. In addition, the combined company has additional opportunities to further increase shareholder value, including leasing of pandemic-related vacancies, optimizing net operating income (“NOI”) margins, lowering the Company’s cost of capital, and completing select development projects. Pursuant to the terms of the Merger Agreement, each outstanding share of RPAI common stock converted into the right to receive 0.623 common shares of the Company plus cash in lieu of fractional Company shares. The Operating Partnership issued an equivalent amount of General Partner Units to the Parent Company.
Inflation
Most of our leases contain provisions designed to mitigate the adverse impact of inflation, including stated rent increases and requirements for tenants to pay a share of operating expenses, including common area maintenance, real estate taxes, insurance or other operating expenses related to the maintenance of our properties, including escalation clauses in certain leases. Most of our leases also include clauses that allow us to collect additional rent based on a percentage of tenants’ gross sales over stated thresholds, which sales generally increase as prices rise. In addition, we believe that the rental rates in many of our leases are below current market rates for comparable space and that upon renewal, such rates may be increased to be in line with current rates, which may offset certain inflationary expense pressures. We also periodically evaluate our exposure to interest rate fluctuations and enter into interest rate protection agreements to mitigate the impact of changes in interest rates on our variable rate debt.
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
As the domestic economy recovered from many of the effects of COVID-19, retailers improved their operations to account for the pandemic, including using open-air centers as convenient shopping destinations and last-mile fulfillment through the use of in-store pickup, curbside pickup, and shipping from stores. Historically, economic indicators such as GDP growth, consumer confidence and employment have been correlated with demand for certain of our tenants’ products and services. If an economic recession returns, it could increase the number of our tenants that are unable to meet their lease obligations to us and could limit the demand for our space from new tenants.
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
Operating Activity
During the second quarter of 2022, we executed new and renewal leases on 206 individual spaces totaling 1,198,263 square feet (13.2% cash leasing spread on 145 comparable leases). New leases were signed on 68 individual spaces for 277,184 square feet of gross leasable area (“GLA”) (49.1% cash leasing spread on 26 comparable leases), while renewal leases were signed on 138 individual spaces for 921,079 square feet of GLA (8.0% cash leasing spread on 119 comparable leases). Comparable new and renewal leases are defined as those for which the space was occupied by a tenant within the last 12 months.
Results of Operations
The comparability of results of operations for the three and six months ended June 30, 2022 and 2021 is affected by our Merger with RPAI that was completed on October 22, 2021, in which we acquired 100 operating retail properties as well as five development projects, along with our development, redevelopment, and operating property acquisition and disposition activities during these periods. Therefore, we believe it is most useful to review the comparisons of our results of operations for these periods in conjunction with the discussion of our activities during those periods, which is set forth below.

Property Acquisitions
In addition to the properties we acquired in the Merger, the following properties were acquired at various times during the period from January 1, 2021 through June 30, 2022:

Property Name	Metropolitan Statistical Area (MSA)	Acquisition Date	Owned GLA
Nora Plaza outparcel	Indianapolis, IN	December 2021	23,722
Pebble Marketplace	Las Vegas, NV	February 2022	85,796
MacArthur Crossing two-tenant building	Dallas, TX	April 2022	56,077
Operating Property Dispositions
The following operating properties were sold during the period from January 1, 2021 through June 30, 2022:

Property Name	MSA	Disposition Date	Owned GLA
Westside Market	Dallas, TX	October 2021	93,377
Plaza Del Lago(1)	Chicago, IL	June 2022	100,016
(1)Plaza Del Lago also contains 8,800 square feet of residential space comprised of 18 multifamily rental units.
Development and Redevelopment Projects
The following properties were under active development or redevelopment at various times during the period from January 1, 2021 through June 30, 2022 and removed from our operating portfolio:

Project Name	MSA	Transition to Development or Redevelopment(1)	Transition to Operating Portfolio	Owned Commercial GLA
Hamilton Crossing Centre(2)(3)	Indianapolis, IN	June 2014	Pending	92,283
The Corner(2)	Indianapolis, IN	December 2015	Pending	24,000
Eddy Street Commons – Phase III	South Bend, IN	September 2020	March 2022	18,600
Glendale Town Center(2)	Indianapolis, IN	March 2019	December 2021	199,021
The Landing at Tradition – Phase II	Port St. Lucie, FL	September 2021	Pending	39,900
Carillon MOB(4)	Washington, D.C.	October 2021	Pending	126,000
Circle East(4)	Baltimore, MD	October 2021	Pending	82,000
One Loudoun Downtown – Residential and Pads G&H Commercial(4)	Washington, D.C.	October 2021	Residential: June 2022 Commercial: Pending	67,000
Shoppes at Quarterfield(4)	Baltimore, MD	October 2021	June 2022	58,000
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

Comparison of Operating Results for the Three Months Ended June 30, 2022 to the Three Months Ended June 30, 2021
The following table reflects changes in the components of our consolidated statements of operations for the three months ended June 30, 2022 and 2021.

	Three Months Ended June 30,
($ in thousands)	2022	2021	Change
Revenue:
Rental income	$194,261	$67,990	$126,271
Other property-related revenue	5,673	1,027	4,646
Fee income	2,671	515	2,156
Total revenue	202,605	69,532	133,073

Expenses:
Property operating	26,123	10,227	15,896
Real estate taxes	27,883	8,550	19,333
General, administrative and other	13,809	8,159	5,650
Merger and acquisition costs	(27)	760	(787)
Depreciation and amortization	119,761	29,798	89,963
Total expenses	187,549	57,494	130,055

Gain on sales of operating properties, net	23,958	50	23,908

Operating income	39,014	12,088	26,926
Other (expense) income:
Interest expense	(25,709)	(12,266)	(13,443)
Income tax benefit of taxable REIT subsidiary	188	100	88
Equity in earnings (loss) of unconsolidated subsidiaries	114	(244)	358
Other (expense) income, net	(162)	227	(389)
Net income (loss)	13,445	(95)	13,540
Net income attributable to noncontrolling interests	(314)	(147)	(167)
Net income (loss) attributable to common shareholders	$13,131	$(242)	$13,373

Property operating expense to total revenue ratio	12.9%	14.7%

Rental income (including tenant reimbursements) increased $126.3 million, or 185.7%, due to the following:

($ in thousands)	Net change three months ended June 30, 2021 to 2022
Properties or components of properties sold during 2021 or 2022	$63
Properties under redevelopment or acquired during 2021 and/or 2022	1,663
Properties acquired in the Merger with RPAI	122,735
Properties fully operational during 2021 and 2022 and other	1,810
Total	$126,271
The net increase of $1.8 million in rental income for properties fully operational during 2021 and 2022 is primarily due to higher base minimum rent of $0.4 million due to improved tenant performance and an increase in tenant reimbursements due to higher recoverable common area maintenance expenses and real estate taxes. These variances were partially offset by a decrease in lease termination income of $0.3 million. The occupancy of the fully operational properties increased from 88.8% for 2021 to 90.5% for 2022.
Other property-related revenue primarily consists of parking revenues, gains on the sale of land and other miscellaneous activity. This revenue increased by $4.6 million primarily as a result of an increase in ancillary income of $1.9 million, higher gains on sales of undepreciated assets of $1.3 million recognized during the three months ended June 30, 2022, and an increase in parking revenue of $0.3 million.

We recorded fee income of $2.7 million and $0.5 million during the three months ended June 30, 2022 and 2021, respectively, from property management and development services provided to third parties and unconsolidated joint ventures. The increase in fee income is primarily related to development fee services for the development of a corporate campus for Republic Airways.
Property operating expenses increased $15.9 million, or 155.4%, due to the following:

($ in thousands)	Net change three months ended June 30, 2021 to 2022
Properties or components of properties sold during 2021 or 2022	$(22)
Properties under redevelopment or acquired during 2021 and/or 2022	236
Properties acquired in the Merger with RPAI	13,556
Properties fully operational during 2021 and 2022 and other	2,126
Total	$15,896
The net increase of $2.1 million in property operating expenses for properties fully operational during 2021 and 2022 is primarily due to increases in insurance expense of $1.5 million and utilities of $0.4 million, partially offset by a reduction in non-recoverable operating expenses. As a percentage of revenue, property operating expenses decreased from 14.7% to 12.9% due to an increase in revenue in 2022.
Real estate taxes increased $19.3 million, or 226.1%, due to the following:

($ in thousands)	Net change three months ended June 30, 2021 to 2022
Properties or components of properties sold during 2021 or 2022	$231
Properties under redevelopment or acquired during 2021 and/or 2022	157
Properties acquired in the Merger with RPAI	18,380
Properties fully operational during 2021 and 2022 and other	565
Total	$19,333
The net increase of $0.6 million in real estate taxes for properties that were fully operational during 2021 and 2022 is primarily due to a slight increase in real estate tax assessments at certain properties in the portfolio. The majority of real estate tax expense is recoverable from tenants and such recovery is reflected within rental income.
General, administrative and other expenses increased $5.7 million, or 69.2%. This increase is primarily due to incremental head count as part of the Merger and higher share-based compensation expense.
The Company did not incur any significant merger and acquisition costs related to the Merger with RPAI during the three months ended June 30, 2022 compared to $0.8 million of merger and acquisition costs incurred during the three months ended June 30, 2021.
Depreciation and amortization expense increased $90.0 million, or 301.9%, primarily as a result of the Merger with RPAI as detailed below:

($ in thousands)	Net change three months ended June 30, 2021 to 2022
Properties or components of properties sold during 2021 or 2022	$325
Properties under redevelopment or acquired during 2021 and/or 2022	1,259
Properties acquired in the Merger with RPAI	87,470
Properties fully operational during 2021 and 2022 and other	909
Total	$89,963
The net increase of $0.9 million in depreciation and amortization at properties fully operational during 2021 and 2022 is primarily due to the timing of additions and disposals at operating properties.
Interest expense increased $13.4 million, or 109.6%, primarily due to interest costs of $13.0 million related to debt assumed in conjunction with the Merger.

Comparison of Operating Results for the Six Months Ended June 30, 2022 to the Six Months Ended June 30, 2021
The following table reflects changes in the components of our consolidated statements of operations for the six months ended June 30, 2022 and 2021.

	Six Months Ended June 30,
($ in thousands)	2022	2021	Change
Revenue:
Rental income	$384,119	$135,880	$248,239
Other property-related revenue	7,897	2,078	5,819
Fee income	4,980	948	4,032
Total revenue	396,996	138,906	258,090

Expenses:
Property operating	52,051	20,496	31,555
Real estate taxes	54,742	17,950	36,792
General, administrative and other	27,118	15,435	11,683
Merger and acquisition costs	898	760	138
Depreciation and amortization	241,265	60,431	180,834
Total expenses	376,074	115,072	261,002

Gain on sales of operating properties, net	27,126	26,258	868

Operating income	48,048	50,092	(2,044)
Other (expense) income:
Interest expense	(51,223)	(24,508)	(26,715)
Income tax benefit of taxable REIT subsidiary	259	218	41
Equity in loss of unconsolidated subsidiaries	(200)	(562)	362
Other (expense) income, net	(265)	19	(284)
Net (loss) income	(3,381)	25,259	(28,640)
Net income attributable to noncontrolling interests	(292)	(926)	634
Net (loss) income attributable to common shareholders	$(3,673)	$24,333	$(28,006)

Property operating expense to total revenue ratio	13.1%	14.8%

Rental income (including tenant reimbursements) increased $248.2 million, or 182.7%, due to the following:

($ in thousands)	Net change six months ended June 30, 2021 to 2022
Properties or components of properties sold during 2021 or 2022	$506
Properties under redevelopment or acquired during 2021 and/or 2022	2,546
Properties acquired in the Merger with RPAI	245,100
Properties fully operational during 2021 and 2022 and other	87
Total	$248,239
The net increase of $0.1 million in rental income for properties fully operational during 2021 and 2022 is primarily due to higher base minimum rent of $0.9 million due to improved tenant performance, higher overage rent of $0.4 million, and an increase in tenant reimbursements due to higher recoverable common area maintenance expenses. These variances were partially offset by a $1.3 million decrease in lease termination income.
Other property-related revenue primarily consists of parking revenues, gains on the sale of land and other miscellaneous activity. This revenue increased by $5.8 million primarily as a result of an increase in ancillary income of $3.0 million, higher gains on sales of undepreciated assets of $1.1 million recognized during the six months ended June 30, 2022, and an increase in parking revenue of $0.8 million.
We recorded fee income of $5.0 million and $0.9 million during the six months ended June 30, 2022 and 2021, respectively, from property management and development services provided to third parties and unconsolidated joint ventures.

The increase in fee income is primarily related to development fee services for the development of a corporate campus for Republic Airways.
Property operating expenses increased $31.6 million, or 154.0%, due to the following:

($ in thousands)	Net change six months ended June 30, 2021 to 2022
Properties or components of properties sold during 2021 or 2022	$(26)
Properties under redevelopment or acquired during 2021 and/or 2022	252
Properties acquired in the Merger with RPAI	26,534
Properties fully operational during 2021 and 2022 and other	4,795
Total	$31,555
The net increase of $4.8 million in property operating expenses for properties fully operational during 2021 and 2022 is primarily due to increases in insurance expense of $1.5 million and utilities of $0.4 million, as well as an increase in non-recoverable operating expenses. As a percentage of revenue, property operating expenses decreased from 14.8% to 13.1% due to an increase in revenue in 2022.
Real estate taxes increased $36.8 million, or 205.0%, due to the following:

($ in thousands)	Net change six months ended June 30, 2021 to 2022
Properties or components of properties sold during 2021 or 2022	$516
Properties under redevelopment or acquired during 2021 and/or 2022	214
Properties acquired in the Merger with RPAI	37,073
Properties fully operational during 2021 and 2022 and other	(1,011)
Total	$36,792
The net decrease of $1.0 million in real estate taxes for properties that were fully operational during 2021 and 2022 is primarily due to successful real estate tax appeals at certain properties in the portfolio, most notably for certain of our Texas properties. The majority of real estate tax expense is recoverable from tenants and such recovery is reflected in rental income.
General, administrative and other expenses increased $11.7 million, or 75.7%. This increase is primarily due to incremental head count as part of the Merger and higher share-based compensation expense.
The Company incurred $0.9 million and $0.8 million of merger and acquisition costs related to the Merger with RPAI during the six months ended June 30, 2022 and 2021, respectively. These costs primarily consist of professional fees and technology costs.
Depreciation and amortization expense increased $180.8 million, or 299.2%, primarily as a result of the Merger with RPAI as detailed below:

($ in thousands)	Net change six months ended June 30, 2021 to 2022
Properties or components of properties sold during 2021 or 2022	$3,599
Properties under redevelopment or acquired during 2021 and/or 2022	1,722
Properties acquired in the Merger with RPAI	179,814
Properties fully operational during 2021 and 2022 and other	(4,301)
Total	$180,834
The net decrease of $4.3 million in depreciation and amortization at properties fully operational during 2021 and 2022 is primarily due to the timing of additions and disposals at operating properties.
Interest expense increased $26.7 million, or 109.0%, primarily due to interest costs of $26.5 million related to debt assumed in conjunction with the Merger.

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
When evaluating the properties that are included in the same property pool, we have established specific criteria for determining the inclusion of properties acquired or those recently under development. An acquired property is included in the same property pool when there is a full quarter of operations in both years subsequent to the acquisition date. The properties acquired in the Merger with RPAI qualify for the same property pool beginning in 2022 if they had a full first quarter of operations in 2021 within the legacy RPAI portfolio prior to the Merger. Development and redevelopment properties are included in the same property pool four full quarters after the properties have been transferred to the operating portfolio. A redevelopment property is first excluded from the same property pool when the execution of a redevelopment plan is likely and we (a) begin recapturing space from tenants or (b) the contemplated plan significantly impacts the operations of the property. For the three and six months ended June 30, 2022, the same property pool excludes (i) Glendale Town Center and Shoppes at Quarterfield, which were reclassified from active redevelopment into our operating portfolio in December 2021 and June 2022, respectively, (ii) the multifamily rental units at One Loudoun Downtown – Pads G & H, (iii) five active development and redevelopment projects, (iv) Arcadia Village and Pebble Marketplace, which were acquired subsequent to January 1, 2021, and (v) office properties.

The following table reflects Same Property NOI and a reconciliation to net income (loss) attributable to common shareholders for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2022	2021	Change	2022	2021	% Change
Number of properties in same property pool for the period(1)	177	177		177	177

Leased percentage at period end	93.8%	92.2%		93.8%	92.2%
Economic occupancy percentage(2)	91.2%	90.1%		90.8%	89.9%

Same Property NOI	$132,116	$127,246	3.8%	$261,312	$249,165	4.9%

Reconciliation of Same Property NOI to most directly comparable GAAP measure:
Net operating income – same properties	$132,116	$127,246		$261,312	$249,165
Prior period collection impact – same properties	1,078	4,007		3,042	9,996
Net operating income – non-same activity(3)	12,734	(81,013)		20,869	(159,649)
Total property NOI	145,928	50,240	190.5%	285,223	99,512	186.6%
Other income, net	2,811	598		4,774	623
General, administrative and other	(13,809)	(8,159)		(27,118)	(15,435)
Merger and acquisition costs	27	(760)		(898)	(760)
Depreciation and amortization	(119,761)	(29,798)		(241,265)	(60,431)
Interest expense	(25,709)	(12,266)		(51,223)	(24,508)
Gain on sales of operating properties, net	23,958	50		27,126	26,258
Net income attributable to noncontrolling interests	(314)	(147)		(292)	(926)
Net income (loss) attributable to common shareholders	$13,131	$(242)		$(3,673)	$24,333
(1)Same Property NOI excludes (i) Glendale Town Center and Shoppes at Quarterfield, which were reclassified from active redevelopment into our operating portfolio in December 2021 and June 2022, respectively, (ii) the multifamily rental units at One Loudoun Downtown – Pads G & H, (iii) five active development and redevelopment projects, (iv) Arcadia Village and Pebble Marketplace, which were acquired subsequent to January 1, 2021, and (v) office properties.
(2)Excludes leases that are signed but for which tenants have not yet commenced the payment of cash rent. Calculated as a weighted average based on the timing of cash rent commencement and expiration during the period.
(3)Includes non-cash activity across the portfolio as well as NOI from properties not included in the same property pool, including properties sold during both periods.
Our Same Property NOI increased 3.8% for the three months ended June 30, 2022 compared to the same period of the prior year primarily due to improved occupancy driven by continued strong leasing activity.
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
Our calculations of FFO(1) and reconciliation to consolidated net income and FFO, as adjusted, for the three and six months ended June 30, 2022 and 2021 (unaudited) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Net income (loss)	$13,445	$(95)	$(3,381)	$25,259
Less: net income attributable to noncontrolling interests in properties	(182)	(132)	(326)	(264)
Less: gain on sales of operating properties, net	(23,958)	(50)	(27,126)	(26,258)
Add: depreciation and amortization of consolidated and unconsolidated entities, net of noncontrolling interests	120,128	30,142	241,975	61,113
FFO of the Operating Partnership(1)	109,433	29,865	211,142	59,850
Less: Limited Partners’ interests in FFO	(1,377)	(888)	(2,495)	(1,758)
FFO attributable to common shareholders(1)	$108,056	$28,977	$208,647	$58,092

FFO of the Operating Partnership(1)	$109,433	$29,865	$211,142	$59,850
Add: merger and acquisition costs	(27)	760	898	760
Less: prior period collection impact	(958)	(1,057)	(2,054)	(1,267)
FFO, as adjusted, of the Operating Partnership	$108,448	$29,568	$209,986	$59,343
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
The following table presents a reconciliation of our EBITDA, Adjusted EBITDA and Annualized Adjusted EBITDA to net income (the most directly comparable GAAP measure) and a calculation of Net Debt to Adjusted EBITDA:

($ in thousands)	Three Months Ended June 30, 2022
Net income	$13,445
Depreciation and amortization	119,761
Interest expense	25,709
Income tax benefit of taxable REIT subsidiary	(188)
EBITDA	158,727
Unconsolidated EBITDA	673
Merger and acquisition costs	(27)
Gain on sales of operating properties, net	(23,958)
Other income and expense, net	48
Noncontrolling interests	(182)
Adjusted EBITDA	135,281

Annualized Adjusted EBITDA(1)	$541,124

Company share of Net Debt:
Mortgage and other indebtedness, net	$3,001,170
Plus: Company share of unconsolidated joint venture debt	34,271
Less: Partner share of consolidated joint venture debt(2)	(573)
Less: cash, cash equivalents, and restricted cash	(99,152)
Less: debt discounts, premiums and issuance costs, net	(44,717)
Company share of Net Debt	$2,890,999
Net Debt to Adjusted EBITDA	5.3x
(1)Represents Adjusted EBITDA for the three months ended June 30, 2022 (as shown in the table above) multiplied by four.
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
One of the benefits of the Merger was a strengthened balance sheet to provide the Company with increased liquidity, a well-staggered debt maturity ladder, and an appropriately sized development pipeline. As part of the Merger, we assumed an $850.0 million unsecured revolving credit facility (the “Revolving Facility”), of which the borrowing capacity was $848.5 million as of June 30, 2022, along with other indebtedness.
As of June 30, 2022, we had approximately $90.8 million in cash on hand, $8.4 million in restricted cash and escrow deposits, $848.5 million of remaining availability under the Revolving Facility, and only $46.0 million of debt maturities due for the remainder of 2022. During the three months ended June 30, 2022, we used the $125.0 million short-term deposit that matured on April 7, 2022 to repay borrowings on our revolving line of credit. We believe we will have adequate liquidity over the next 12 months and beyond to operate our business and meet our cash requirements. However, because we do not know the ultimate severity and length of the COVID-19 pandemic or the short- or long-term impact it may have on consumer behavior, and thus cannot predict the impact it will have on our tenants and on the debt and equity capital markets, we cannot estimate the ultimate impact it will have on our liquidity and capital resources.
Our Principal Capital Resources
For a discussion of cash generated from operations, see “Cash Flows” beginning on page 43. In addition to cash generated from operations, our other principal capital resources are discussed below.
Over the last several years, we have made substantial progress in enhancing our liquidity position and reducing our leverage and borrowing costs. We continue to focus on a balanced approach to growth and staggering debt maturities in order to retain our financial flexibility.
As of June 30, 2022, we had approximately $848.5 million available under the Revolving Facility for future borrowings. We also had $90.8 million in cash and cash equivalents as of June 30, 2022.
We were in compliance with all applicable financial covenants under the Revolving Facility, unsecured term loans and senior unsecured notes as of June 30, 2022.
Subsequent to June 30, 2022, the Operating Partnership entered into the Second Amendment (the “Second Amendment”) to the sixth amended and restated credit agreement with a syndicate of financial institutions to provide for a $250.0 million increase to the Revolving Facility, resulting in a $1.1 billion unsecured revolving credit facility (the “2022 Revolving Facility”). Under the Second Amendment, the Operating Partnership has the option to increase the 2022 Revolving Facility to an aggregate committed amount of up to $1.7 billion upon the Operating Partnership’s request, subject to certain conditions. In addition, the Operating Partnership issued a seven-year $300.0 million unsecured term loan, the proceeds of which were used to repay the Operating Partnership’s existing $200.0 million unsecured term loan that was scheduled to mature on November 22, 2023 and for general corporate purposes.
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
On February 23, 2021, the Company and the Operating Partnership entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with each of BofA Securities, Inc., Citigroup Global Markets Inc., KeyBanc Capital Markets Inc. and Raymond James & Associates, Inc., pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $150.0 million of its common shares of beneficial interest, $0.01 par value per share under an at-the-market offering program (the “ATM Program”). On November 30, 2021, the Company and the Operating Partnership amended the Equity Distribution Agreement to reflect their filing of a shelf registration statement on November 16, 2021 with the SEC. As of June 30, 2022, the Company has not sold any common shares under the ATM Program. The Operating Partnership intends to use the net proceeds, if any, to repay borrowings under its Revolving Facility and other indebtedness and for working capital and other general corporate purposes. The Operating Partnership may also use the net proceeds for acquisitions of operating properties and the development or redevelopment of properties, although there are currently no understandings, commitments or agreements to do so.
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

Our Principal Liquidity Needs
Short-Term Liquidity Needs
Near-Term Debt Maturities. As of June 30, 2022, we had $237.6 million of secured debt scheduled to mature prior to June 30, 2023, excluding scheduled monthly principal payments. We believe we have sufficient liquidity to repay this obligation from cash on hand and borrowings on the Revolving Facility.
Other Short-Term Liquidity Needs. The requirements for qualifying as a REIT and for a tax deduction for some or all of the dividends paid to shareholders necessitate that we distribute at least 90% of our taxable income on an annual basis. Such requirements cause us to have substantial liquidity needs over both the short and long term. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our operating properties, scheduled interest and principal payments on our debt of approximately $60.0 million and $2.0 million, respectively, for the remainder of 2022, expected dividend payments to our common shareholders and Common Unit holders, and recurring capital expenditures.
In May 2022, our Board of Trustees declared a cash distribution of $0.21 per common share and Common Unit for the second quarter of 2022. This distribution was paid on July 15, 2022 to common shareholders and Common Unit holders of record as of July 8, 2022. Future distributions, if any, are at the discretion of the Board of Trustees, who will continue to evaluate our sources and uses of capital, liquidity position, operating fundamentals, maintenance of our REIT qualification and other factors they may deem relevant. We believe we have sufficient liquidity to pay any dividend from cash on hand and borrowings on the Revolving Facility.
Other short-term liquidity needs include expenditures for tenant improvements, external leasing commissions and recurring capital expenditures. During the six months ended June 30, 2022, we incurred $7.9 million for recurring capital expenditures on operating properties and $29.3 million for tenant improvements and external leasing commissions, which includes costs to re-lease anchor space at our operating properties related to tenants open and operating as of June 30, 2022 (excluding development and redevelopment properties). We currently anticipate incurring approximately $100 million of additional major tenant improvement costs related to executed leases for space that is currently vacant at a number of our operating properties over the next 12 to 18 months. We believe we have the ability to fund these costs through cash flow from operations or borrowings on the Revolving Facility.
During the three months ended June 30, 2022, we completed major redevelopment construction activities at Shoppes at Quarterfield and the residential portion of the project at One Loudoun Downtown and placed these projects in service. As of June 30, 2022, we had five development projects under construction. Total estimated costs for the five projects are $159.8 million, of which our share is estimated to be $95.9 million. As of June 30, 2022, we have incurred $15.8 million of these costs. We anticipate incurring the majority of the remaining costs for these projects over the next 24 months and believe we have the ability to fund these projects through cash flow from operations or borrowings on the Revolving Facility.
Share Repurchase Program
In February 2021, the Company’s Board of Trustees approved a share repurchase program, authorizing share repurchases up to an aggregate of $150.0 million (the “Share Repurchase Program”). In February 2022, the Company extended its Share Repurchase Program for an additional year and it will now terminate on February 28, 2023, if not terminated or extended prior to that date. In April 2022, the Company’s Board of Trustees authorized a $150.0 million increase to the size of the Share Repurchase Program, authorizing share repurchases up to an aggregate of $300.0 million. As of June 30, 2022, the Company has not repurchased any shares under its Share Repurchase Program. The Company intends to fund any future repurchases under the Share Repurchase Program with cash on hand or availability under the Revolving Facility, subject to any applicable restrictions. The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will depend upon prevailing market conditions, regulatory requirements and other factors.
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
Potential Debt Repurchases. We may from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to repurchase our senior unsecured notes maturing at various dates through September 2030 in open-market transactions, by tender offer or otherwise, as market conditions warrant.
Commitments under Ground Leases. We are obligated under 12 ground leases for approximately 98 acres of land as of June 30, 2022. Most of these ground leases require fixed annual rent payments and the expiration dates of the remaining initial terms of these ground leases range from 2023 to 2092.
Capital Expenditures on Consolidated Properties
The following table summarizes cash capital expenditures for our development and redevelopment projects and other capital expenditures for the six months ended June 30, 2022:

($ in thousands)	Six Months Ended June 30, 2022
Active development and redevelopment projects	$23,697
Recurring operating capital expenditures (primarily tenant improvements) and other	35,034
Total	$58,731
We capitalize certain indirect costs such as interest, payroll, and other general and administrative costs related to these development activities. If we had experienced a 10% reduction in development and redevelopment activities, without a corresponding decrease in indirect project costs, we would have recorded additional expense of $0.1 million for the six months ended June 30, 2022.
Debt Maturities
The following table presents maturities of mortgage and corporate debt as of June 30, 2022, presented on a calendar year basis:

	Secured Debt
($ in thousands)	Scheduled Principal Payments	Term Maturities	Unsecured Debt	Total
2022	$1,953	$46,035	$—	$47,988
2023	3,020	219,599	295,000	517,619
2024	2,721	—	269,635	272,356
2025	2,848	—	430,000	432,848
2026	2,981	—	550,000	552,981
Thereafter	30,181	2,480	1,100,000	1,132,661
	$43,704	$268,114	$2,644,635	$2,956,453
Debt discounts, premiums and issuance costs, net				44,717
Total				$3,001,170
Failure to comply with the obligations under our debt agreements (including payment obligations) could cause an event of default under such debt, which, among other things, could result in the loss of title to the assets securing the debt, acceleration of the payment of all principal and interest and/or termination of the agreements, or exposure to the risk of foreclosure. In addition, certain of our variable rate loans contain cross-default provisions that provide that a violation by us of any financial covenant set forth in the Revolving Facility will constitute an “Event of Default” under the loans, which could allow the lenders to accelerate the amounts due under our debt agreements if we fail to satisfy these financial covenants. See “Item 1A. Risk Factors – Risks Related to Our Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021 for more information related to the risks associated with our indebtedness.

Impact of Changes in Credit Ratings on Our Liquidity
We have received investment grade corporate credit ratings from three nationally recognized credit rating agencies. These ratings did not change as of June 30, 2022.
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
Cash Flows
As of June 30, 2022, we had cash, cash equivalents and restricted cash of $99.2 million. We may be subject to concentrations of credit risk with regard to our cash and cash equivalents. We place our cash and short-term investments with highly rated financial institutions. While we attempt to limit our exposure at any point in time, occasionally such cash and investments may temporarily be in excess of FDIC and SIPC insurance limits. We also maintain certain compensating balances in several financial institutions in support of borrowings from those institutions. Such compensating balances were not material to the consolidated balance sheets.
Comparison of the Six Months Ended June 30, 2022 to the Six Months Ended June 30, 2021
Cash provided by operating activities was $154.3 million for the six months ended June 30, 2022 and $67.4 million for the same period of 2021. The cash flows were positively impacted by the Merger, which generated significant incremental operating income, along with improved collection activity including previously deferred rent from the COVID-19 pandemic. This improvement was partially offset by costs paid as part of the Merger along with higher interest costs related to the debt assumed in the Merger.
Cash provided by investing activities was $68.6 million for the six months ended June 30, 2022 compared to cash used in investing activities of $99.5 million for the same period of 2021. Highlights of significant cash sources and uses in investing activities are as follows:
•We received the proceeds from a $125.0 million short-term deposit that matured on April 7, 2022;
•We acquired Pebble Marketplace and the two-tenant building adjacent to MacArthur Crossing totaling $65.8 million during the six months ended June 30, 2022;
•We received net proceeds of $65.4 million from the sale of Plaza Del Lago and a portion of Hamilton Crossing Centre during the six months ended June 30, 2022 compared to net proceeds of $41.1 million related to the sale of 16 ground leases and a parcel of land during the six months ended June 30, 2021; and
•Capital expenditures increased by $37.5 million, partially offset by a change in construction payables of $0.7 million for the six months ended June 30, 2022.
Cash used in financing activities was $224.2 million for the six months ended June 30, 2022 compared to cash provided by financing activities of $79.6 million for the same period of 2021. Highlights of significant cash sources and uses in financing activities are as follows:
•We repaid $135.8 million of debt, net of borrowings on the Revolving Facility, during the six months ended June 30, 2022 compared to borrowings of $123.5 million on the Revolving Facility, net of debt repayments, during the six months ended June 30, 2021;
•We made distributions to common shareholders and holders of common partnership interests in the Operating Partnership of $86.6 million for the six months ended June 30, 2022 compared to distributions of $28.4 million for the six months ended June 30, 2021; and
•In 2021, we issued $175.0 million of exchangeable senior notes in a private placement offering to fund a portion of our 2022 debt maturities and other borrowings. In connection with this issuance, we incurred transaction costs of $5.3 million and purchased capped calls for $9.8 million.

Critical Accounting Estimates
We based the discussion and analysis of our financial condition and results of operations upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There were no changes made by management to the critical accounting policies in the three months ended June 30, 2022. We discuss the most critical estimates in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 28, 2022.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk Related to Fixed and Variable Rate Debt
We had $3.0 billion of outstanding consolidated indebtedness as of June 30, 2022 (inclusive of net unamortized debt discounts, premiums and issuance costs of $44.7 million). As of June 30, 2022, we were party to various consolidated interest rate hedge agreements totaling $875.0 million with maturities over various terms through 2026. Reflecting the effects of these hedge agreements, our fixed and variable rate debt would have been $2.8 billion (94%) and $183.7 million (6%), respectively, of our total consolidated indebtedness as of June 30, 2022.
As of June 30, 2022, we had $237.6 million of fixed rate debt scheduled to mature within the next 12 months. A 100-basis point change in interest rates on this debt as of June 30, 2022 would change our annual cash flow by $2.4 million. A 100-basis point change in interest rates on our unhedged variable rate debt as of June 30, 2022 would change our annual cash flow by $1.8 million. Based upon the terms of our variable rate debt, we are most vulnerable to a change in short-term London Interbank Offered Rate (“LIBOR”) interest rates.
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
Changes in Internal Control Over Financial Reporting
There has been no change in the Parent Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There has been no change in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b)

under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the three months ended June 30, 2022, certain of our employees surrendered shares owned by them to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest under the Company’s 2013 Equity Incentive Plan, as amended and restated as of May 11, 2022. These shares were repurchased by the Company.
The following table summarizes all of these repurchases during the three months ended June 30, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(1)
April 1, 2022 to April 30, 2022	2,422	$22.75	N/A	$300,000,000
May 1, 2022 to May 31, 2022	6,433	$20.91	N/A	$300,000,000
June 1, 2022 to June 30, 2022	—	$—	N/A	$300,000,000
Total	8,855	$21.41
(1)Represents amounts outstanding under the Company’s authorized Share Repurchase Program announced in February 2021. This program may be suspended or terminated at any time by the Company and will terminate on February 28, 2023, if not terminated or extended prior to that date. The Company’s Board of Trustees increased the size of the program from $150.0 million to $300.0 million in April 2022.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

 ITEM 6. EXHIBITS

Exhibit No.	Description	Location

2.1	Agreement and Plan of Merger, dated as of July 18, 2021, by and among Kite Realty Group Trust, KRG Oak, LLC, and Retail Properties of America, Inc.	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 19, 2021

3.1	Articles of Amendment and Restatement of Declaration of Trust of the Kite Realty Group Trust, as supplemented and amended	Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 28, 2022

3.2	Second Amended and Restated Bylaws of the Company, as amended	Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 28, 2022

10.1	Kite Realty Group Trust 2013 Equity Incentive Plan, as amended and restated as of May 11, 2022	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 13, 2022

31.1	Certification of principal executive officer of the Parent Company required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of principal financial officer of the Parent Company required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

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

KITE REALTY GROUP TRUST

Date:	August 5, 2022	By:	/s/ JOHN A. KITE
John A. Kite
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	August 5, 2022	By:	/s/ HEATH R. FEAR
Heath R. Fear
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

KITE REALTY GROUP, L.P.
By: Kite Realty Group Trust, its sole general partner

Date:	August 5, 2022	By:	/s/ JOHN A. KITE
John A. Kite
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	August 5, 2022	By:	/s/ HEATH R. FEAR
Heath R. Fear
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)