Form 10-Q
period 2022-09-30
KITE REALTY GROUP TRUST; Kite Realty Group, L.P.
filed 2022-11-04
CIK 1286043, 1636315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
The number of Common Shares outstanding as of November 2, 2022 was 219,098,907 ($0.01 par value).

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2022 of Kite Realty Group Trust, Kite Realty Group, L.P. and its subsidiaries. Unless stated otherwise or the context otherwise requires, references to “Kite Realty Group Trust” or the “Parent Company” mean Kite Realty Group Trust, and references to the “Operating Partnership” mean Kite Realty Group, L.P. and its consolidated subsidiaries. The terms “Company,” “we,” “us,” and “our” refer to the Parent Company and the Operating Partnership, collectively, and those entities owned or controlled by the Parent Company and/or the Operating Partnership.
The Operating Partnership is engaged in the ownership, operation, acquisition, development and redevelopment of high-quality, open-air shopping centers and mixed-use assets in select markets in the United States, and the Parent Company conducts substantially all of its activities through the Operating Partnership and its wholly owned subsidiaries. The Parent Company is the sole general partner of the Operating Partnership and as of September 30, 2022 owned approximately 98.7% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 1.3% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) are owned by the limited partners.
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

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
KITE REALTY GROUP TRUST
Consolidated Balance Sheets
(Unaudited)
($ in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
Assets:
Investment properties, at cost	$7,715,516	$7,592,348
Less: accumulated depreciation	(1,093,912)	(884,809)
Net investment properties	6,621,604	6,707,539

Cash and cash equivalents	88,447	93,241
Tenant and other receivables, including accrued straight-line rent of $40,716 and $28,071, respectively	86,593	68,444
Restricted cash and escrow deposits	8,060	7,122
Deferred costs, net	441,924	541,518
Short-term deposits	—	125,000
Prepaid and other assets	142,757	84,826
Investments in unconsolidated subsidiaries	10,560	11,885
Total assets	$7,399,945	$7,639,575

Liabilities and Equity:
Liabilities:
Mortgage and other indebtedness, net	$3,012,870	$3,150,808
Accounts payable and accrued expenses	152,015	184,982
Deferred revenue and other liabilities	300,009	321,419
Total liabilities	3,464,894	3,657,209

Commitments and contingencies
Limited Partners’ interests in Operating Partnership and other	56,954	55,173

Equity:
Common shares, $0.01 par value, 490,000,000 shares authorized, 219,098,394 and 218,949,569 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	2,191	2,189
Additional paid-in capital	4,903,773	4,898,673
Accumulated other comprehensive income (loss)	72,693	(15,902)
Accumulated deficit	(1,105,845)	(962,913)
Total shareholders’ equity	3,872,812	3,922,047
Noncontrolling interests	5,285	5,146
Total equity	3,878,097	3,927,193
Total liabilities and equity	$7,399,945	$7,639,575
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
($ in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Rental income	$195,675	$70,216	$582,772	$206,097
Other property-related revenue	3,013	1,054	7,932	3,133
Fee income	1,623	195	6,603	1,144
Total revenue	200,311	71,465	597,307	210,374

Expenses:
Property operating	25,507	10,482	77,558	30,978
Real estate taxes	25,703	8,624	80,445	26,574
General, administrative and other	14,859	8,241	41,977	23,676
Merger and acquisition costs	108	9,198	1,006	9,958
Depreciation and amortization	115,831	30,193	357,096	90,625
Total expenses	182,008	66,738	558,082	181,811

Gain on sales of operating properties, net	—	1,260	27,126	27,517

Operating income	18,303	5,987	66,351	56,080
Other (expense) income:
Interest expense	(26,226)	(12,878)	(77,449)	(37,386)
Income tax benefit of taxable REIT subsidiary	—	91	259	308
Equity in earnings (loss) of unconsolidated subsidiaries	144	(196)	(56)	(758)
Other income (expense), net	58	168	(207)	189
Net (loss) income	(7,721)	(6,828)	(11,102)	18,433
Net income attributable to noncontrolling interests	(116)	(132)	(408)	(1,058)
Net (loss) income attributable to common shareholders	$(7,837)	$(6,960)	$(11,510)	$17,375

Net (loss) income per common share – basic	$(0.04)	$(0.08)	$(0.05)	$0.21
Net (loss) income per common share – diluted	$(0.04)	$(0.08)	$(0.05)	$0.20

Weighted average common shares outstanding – basic	219,103,669	84,556,689	219,053,320	84,468,519
Weighted average common shares outstanding – diluted	219,103,669	84,556,689	219,053,320	85,383,849

Dividends declared per common share	$0.21	$0.18	$0.60	$0.50

Net (loss) income	$(7,721)	$(6,828)	$(11,102)	$18,433
Change in fair value of derivatives	33,131	1,919	89,628	8,653
Total comprehensive income (loss)	25,410	(4,909)	78,526	27,086
Comprehensive income attributable to noncontrolling interests	(511)	(173)	(1,441)	(1,302)
Comprehensive income (loss) attributable to the Company	$24,899	$(5,082)	$77,085	$25,784
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2021	218,949,569	$2,189	$4,898,673	$(15,902)	$(962,913)	$3,922,047
Stock compensation activity	93,334	1	1,821	—	—	1,822
Other comprehensive income	—	—	—	38,713	—	38,713
Distributions declared to common shareholders	—	—	—	—	(41,600)	(41,600)
Net loss attributable to common shareholders	—	—	—	—	(16,804)	(16,804)
Adjustment to redeemable noncontrolling interests	—	—	(5,597)	—	—	(5,597)
Balance at March 31, 2022	219,042,903	$2,190	$4,894,897	$22,811	$(1,021,317)	$3,898,581
Stock compensation activity	58,095	1	2,850	—	—	2,851
Other comprehensive income	—		—	17,146	—	17,146
Distributions declared to common shareholders	—	—	—	—	(43,808)	(43,808)
Net income attributable to common shareholders	—	—	—	—	13,131	13,131
Adjustment to redeemable noncontrolling interests	—	—	3,239	—	—	3,239
Balance at June 30, 2022	219,100,998	$2,191	$4,900,986	$39,957	$(1,051,994)	$3,891,140
Stock compensation activity	(2,604)	—	2,881	—	—	2,881
Other comprehensive income	—	—	—	32,736	—	32,736
Distributions declared to common shareholders	—	—	—	—	(46,014)	(46,014)
Net loss attributable to common shareholders	—	—	—	—	(7,837)	(7,837)
Adjustment to redeemable noncontrolling interests	—	—	(94)	—	—	(94)
Balances, September 30, 2022	219,098,394	$2,191	$4,903,773	$72,693	$(1,105,845)	$3,872,812

Balance at December 31, 2020	84,187,999	$842	$2,085,003	$(30,885)	$(824,306)	$1,230,654
Stock compensation activity	182,486	2	1,464	—	—	1,466
Other comprehensive income	—	—	—	6,537	—	6,537
Distributions declared to common shareholders	—	—	—	—	(12,992)	(12,992)
Net income attributable to common shareholders	—	—	—	—	24,577	24,577
Purchase of capped calls	—	—	(9,800)	—	—	(9,800)
Exchange of redeemable noncontrolling interests for common shares	115,697	1	2,061	—	—	2,062
Adjustment to redeemable noncontrolling interests	—	—	(10,633)	—	—	(10,633)
Balance at March 31, 2021	84,486,182	$845	$2,068,095	$(24,348)	$(812,721)	$1,231,871
Stock compensation activity	35,467	—	1,977	—	—	1,977
Other comprehensive loss	—	—	—	(6)	—	(6)
Distributions declared to common shareholders	—	—	—	—	(14,363)	(14,363)
Net loss attributable to common shareholders	—	—	—	—	(242)	(242)
Exchange of redeemable noncontrolling interests for common shares	25,000	—	530	—	—	530
Adjustment to redeemable noncontrolling interests	—	—	(6,292)	—	—	(6,292)
Balance at June 30, 2021	84,546,649	$845	$2,064,310	$(24,354)	$(827,326)	$1,213,475
Stock compensation activity	2,254	—	1,989	—	—	1,989
Other comprehensive income	—	—	—	1,878	—	1,878
Distributions to common shareholders	—	—	—	—	(15,221)	(15,221)
Net loss attributable to common shareholders	—	—	—	—	(6,960)	(6,960)
Exchange of redeemable noncontrolling interests for common shares	26,538	1	536	—	—	537
Adjustment to redeemable noncontrolling interests	—	—	3,148	—	—	3,148
Balance at September 30, 2021	84,575,441	$846	$2,069,983	$(22,476)	$(849,507)	$1,198,846
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(11,102)	$18,433
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	359,265	92,587
Gain on sales of operating properties, net	(27,126)	(27,517)
Straight-line rent	(12,653)	(1,215)
Compensation expense for equity awards	8,209	5,667
Amortization of debt fair value adjustments	(10,204)	(333)
Amortization of in-place lease liabilities	(3,143)	(1,432)
Changes in assets and liabilities:
Tenant receivables	(7,021)	8,449
Deferred costs and other assets	(15,691)	(1,951)
Accounts payable, accrued expenses, deferred revenue and other liabilities	(18,105)	11,143
Net cash provided by operating activities	262,429	103,831

Cash flows from investing activities:
Acquisitions of interests in properties	(100,142)	—
Capital expenditures	(106,536)	(36,935)
Net proceeds from sales of land	3,680	47,706
Net proceeds from sales of operating properties	65,408	2,484
Investment in short-term deposits	125,000	(125,000)
Small business loan repayments	513	541
Change in construction payables	(2,636)	2,141
Distribution from unconsolidated joint venture	1,144	—
Capital contribution to unconsolidated joint venture	(125)	—
Net cash used in investing activities	(13,694)	(109,063)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	20	31
Repurchases of common shares upon the vesting of restricted shares	(1,144)	(458)
Purchase of capped calls	—	(9,800)
Debt and equity issuance costs	(4,922)	(6,017)
Loan proceeds	445,000	175,000
Loan payments	(558,151)	(52,096)
Distributions paid – common shareholders	(131,422)	(42,576)
Distributions paid – redeemable noncontrolling interests	(1,972)	(1,639)
Net cash (used in) provided by financing activities	(252,591)	62,445

Net change in cash, cash equivalents and restricted cash	(3,856)	57,213
Cash, cash equivalents and restricted cash, beginning of period	100,363	46,586
Cash, cash equivalents and restricted cash, end of period	$96,507	$103,799

Non-cash investing and financing activities
Exchange of redeemable noncontrolling interests for common shares	$—	$3,129
 The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(in thousands, except unit data)

	September 30, 2022	December 31, 2021
Assets:
Investment properties, at cost	$7,715,516	$7,592,348
Less: accumulated depreciation	(1,093,912)	(884,809)
Net investment properties	6,621,604	6,707,539

Cash and cash equivalents	88,447	93,241
Tenant and other receivables, including accrued straight-line rent of $40,716 and $28,071, respectively	86,593	68,444
Restricted cash and escrow deposits	8,060	7,122
Deferred costs, net	441,924	541,518
Short-term deposits	—	125,000
Prepaid and other assets	142,757	84,826
Investments in unconsolidated subsidiaries	10,560	11,885
Total assets	$7,399,945	$7,639,575

Liabilities and Equity:
Liabilities:
Mortgage and other indebtedness, net	$3,012,870	$3,150,808
Accounts payable and accrued expenses	152,015	184,982
Deferred revenue and other liabilities	300,009	321,419
Total liabilities	3,464,894	3,657,209

Commitments and contingencies
Limited Partners’ interests in Operating Partnership and other	56,954	55,173

Partners’ Equity:
Common equity, 219,098,394 and 218,949,569 units issued and outstanding at September 30, 2022 and December 31, 2021, respectively	3,800,119	3,937,949
Accumulated other comprehensive income (loss)	72,693	(15,902)
Total Partners’ equity	3,872,812	3,922,047
Noncontrolling interests	5,285	5,146
Total equity	3,878,097	3,927,193
Total liabilities and equity	$7,399,945	$7,639,575
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Rental income	$195,675	$70,216	$582,772	$206,097
Other property-related revenue	3,013	1,054	7,932	3,133
Fee income	1,623	195	6,603	1,144
Total revenue	200,311	71,465	597,307	210,374

Expenses:
Property operating	25,507	10,482	77,558	30,978
Real estate taxes	25,703	8,624	80,445	26,574
General, administrative and other	14,859	8,241	41,977	23,676
Merger and acquisition costs	108	9,198	1,006	9,958
Depreciation and amortization	115,831	30,193	357,096	90,625
Total expenses	182,008	66,738	558,082	181,811

Gain on sales of operating properties, net	—	1,260	27,126	27,517

Operating income	18,303	5,987	66,351	56,080
Other (expense) income:
Interest expense	(26,226)	(12,878)	(77,449)	(37,386)
Income tax benefit of taxable REIT subsidiary	—	91	259	308
Equity in earnings (loss) of unconsolidated subsidiaries	144	(196)	(56)	(758)
Other income (expense), net	58	168	(207)	189
Net (loss) income	(7,721)	(6,828)	(11,102)	18,433
Net income attributable to noncontrolling interests	(209)	(132)	(535)	(396)
Net (loss) income attributable to common unitholders	$(7,930)	$(6,960)	$(11,637)	$18,037

Allocation of net (loss) income:
Limited Partners	$(93)	$—	$(127)	$662
Parent Company	(7,837)	(6,960)	(11,510)	17,375
	$(7,930)	$(6,960)	$(11,637)	$18,037

Net (loss) income per common unit – basic and diluted	$(0.04)	$(0.08)	$(0.05)	$0.21

Weighted average common units outstanding – basic	222,059,366	87,003,748	221,791,428	86,951,170
Weighted average common units outstanding – diluted	222,059,366	87,003,748	221,791,428	87,866,501

Distributions declared per common unit	$0.21	$0.18	$0.60	$0.50

Net (loss) income	$(7,721)	$(6,828)	$(11,102)	$18,433
Change in fair value of derivatives	33,131	1,919	89,628	8,653
Total comprehensive income (loss)	25,410	(4,909)	78,526	27,086
Comprehensive income attributable to noncontrolling interests	(209)	(132)	(535)	(396)
Comprehensive income (loss) attributable to common unitholders	$25,201	$(5,041)	$77,991	$26,690
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Statements of Partners’ Equity
(Unaudited)
(in thousands)

	General Partner		Total
	Common Equity	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2021	$3,937,949	$(15,902)	$3,922,047
Stock compensation activity	1,822	—	1,822
Other comprehensive income attributable to Parent Company	—	38,713	38,713
Distributions declared to Parent Company	(41,600)	—	(41,600)
Net loss attributable to Parent Company	(16,804)	—	(16,804)
Adjustment to redeemable noncontrolling interests	(5,597)	—	(5,597)
Balance at March 31, 2022	$3,875,770	$22,811	$3,898,581
Stock compensation activity	2,851	—	2,851
Other comprehensive income attributable to Parent Company	—	17,146	17,146
Distributions declared to Parent Company	(43,808)	—	(43,808)
Net income attributable to Parent Company	13,131	—	13,131
Adjustment to redeemable noncontrolling interests	3,239	—	3,239
Balance at June 30, 2022	$3,851,183	$39,957	$3,891,140
Stock compensation activity	2,881	—	2,881
Other comprehensive income attributable to Parent Company	—	32,736	32,736
Distributions declared to Parent Company	(46,014)	—	(46,014)
Net loss attributable to Parent Company	(7,837)	—	(7,837)
Adjustment to redeemable noncontrolling interests	(94)	—	(94)
Balance at September 30, 2022	$3,800,119	$72,693	$3,872,812

Balance at December 31, 2020	$1,261,539	$(30,885)	$1,230,654
Stock compensation activity	1,466	—	1,466
Other comprehensive income attributable to Parent Company	—	6,537	6,537
Distributions declared to Parent Company	(12,992)	—	(12,992)
Net income attributable to Parent Company	24,577	—	24,577
Purchase of capped calls	(9,800)	—	(9,800)
Conversion of Limited Partner Units to shares of the Parent Company	2,062	—	2,062
Adjustment to redeemable noncontrolling interests	(10,633)	—	(10,633)
Balance at March 31, 2021	$1,256,219	$(24,348)	$1,231,871
Stock compensation activity	1,977	—	1,977
Other comprehensive loss attributable to Parent Company	—	(6)	(6)
Distributions declared to Parent Company	(14,363)	—	(14,363)
Net loss attributable to Parent Company	(242)	—	(242)
Conversion of Limited Partner Units to shares of the Parent Company	530	—	530
Adjustment to redeemable noncontrolling interests	(6,292)	—	(6,292)
Balance at June 30, 2021	$1,237,829	$(24,354)	$1,213,475
Stock compensation activity	1,989	—	1,989
Other comprehensive income attributable to Parent Company	—	1,878	1,878
Distributions declared to Parent Company	(15,221)	—	(15,221)
Net loss attributable to Parent Company	(6,960)	—	(6,960)
Conversion of Limited Partner Units to shares of the Parent Company	537	—	537
Adjustment to redeemable noncontrolling interests	3,148	—	3,148
Balance at September 30, 2021	$1,221,322	$(22,476)	$1,198,846
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(11,102)	$18,433
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	359,265	92,587
Gain on sales of operating properties, net	(27,126)	(27,517)
Straight-line rent	(12,653)	(1,215)
Compensation expense for equity awards	8,209	5,667
Amortization of debt fair value adjustments	(10,204)	(333)
Amortization of in-place lease liabilities	(3,143)	(1,432)
Changes in assets and liabilities:
Tenant receivables	(7,021)	8,449
Deferred costs and other assets	(15,691)	(1,951)
Accounts payable, accrued expenses, deferred revenue and other liabilities	(18,105)	11,143
Net cash provided by operating activities	262,429	103,831

Cash flows from investing activities:
Acquisition of interests in properties	(100,142)	—
Capital expenditures	(106,536)	(36,935)
Net proceeds from sales of land	3,680	47,706
Net proceeds from sales of operating properties	65,408	2,484
Investment in short-term deposits	125,000	(125,000)
Small business loan repayments	513	541
Change in construction payables	(2,636)	2,141
Distribution from unconsolidated joint venture	1,144	—
Capital contribution to unconsolidated joint venture	(125)	—
Net cash used in investing activities	(13,694)	(109,063)

Cash flows from financing activities:
Contributions from the General Partner	20	31
Repurchases of common shares upon the vesting of restricted shares	(1,144)	(458)
Purchase of capped calls	—	(9,800)
Debt and equity issuance costs	(4,922)	(6,017)
Loan proceeds	445,000	175,000
Loan payments	(558,151)	(52,096)
Distributions paid – common unitholders	(131,422)	(42,576)
Distributions paid – redeemable noncontrolling interests	(1,972)	(1,639)
Net cash (used in) provided by financing activities	(252,591)	62,445

Net change in cash, cash equivalents and restricted cash	(3,856)	57,213
Cash, cash equivalents and restricted cash, beginning of period	100,363	46,586
Cash, cash equivalents and restricted cash, end of period	$96,507	$103,799

Non-cash investing and financing activities
Conversion of Limited Partner Units to shares of the Parent Company	$—	$3,129
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2022
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
The Parent Company is the sole general partner of the Operating Partnership, and as of September 30, 2022 owned approximately 98.7% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 1.3% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) were owned by the limited partners. As the sole general partner of the Operating Partnership, the Parent Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. The Parent Company and the Operating Partnership are operated as one enterprise. The management of the Parent Company consists of the same members as the management of the Operating Partnership. As the sole general partner with control of the Operating Partnership, the Parent Company consolidates the Operating Partnership for financial reporting purposes, and the Parent Company does not have any significant assets other than its investment in the Operating Partnership.
The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the presentation not misleading. The unaudited financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 include all adjustments, consisting of normal recurring adjustments, necessary in the opinion of management to present fairly the financial information set forth therein. The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the combined Annual Report on Form 10-K of the Parent Company and the Operating Partnership for the year ended December 31, 2021.
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
As of September 30, 2022, we owned interests in 183 operating retail properties totaling approximately 28.9 million square feet and one office property with 0.3 million square feet. Of the 183 operating retail properties, 11 contain an office component. We also owned four development projects under construction as of this date. Of the 183 operating retail properties, 180 are consolidated in these financial statements and the remaining three are accounted for under the equity method.
NOTE 2. CONSOLIDATION, INVESTMENTS IN JOINT VENTURES AND NONCONTROLLING INTERESTS
Components of Investment Properties
The following table summarizes the composition of the Company’s investment properties as of September 30, 2022 and December 31, 2021:

	Balance as of
($ in thousands)	September 30, 2022	December 31, 2021
Land, buildings and improvements	$7,639,490	$7,543,376
Furniture, equipment and other	7,495	7,612
Construction in progress	68,531	41,360
Investment properties, at cost	$7,715,516	$7,592,348
Components of Rental Income including Allowance for Uncollectible Accounts
Rental income related to the Company’s operating leases is comprised of the following for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Fixed contractual lease payments – operating leases	$155,399	$54,894	$457,875	$164,095
Variable lease payments – operating leases	36,636	12,461	112,725	38,540
Bad debt (reserve) recovery	(1,882)	1,709	(3,624)	338
Straight-line rent adjustments	4,328	585	12,951	1,109
Straight-line rent (reserve) recovery for uncollectibility	(34)	39	(298)	587
Amortization of in-place lease liabilities, net	1,228	528	3,143	1,428
Rental income	$195,675	$70,216	$582,772	$206,097
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
Short-Term Deposits
During the nine months ended September 30, 2022, the Company used the proceeds from a $125.0 million short-term deposit that matured on April 7, 2022 to repay borrowings on the Company’s revolving line of credit. The deposit balance was held in a custody account at Bank of New York Mellon and earned interest at a rate of the Federal Funds Rate plus 43 basis points. Interest income on the deposit is recorded within “Other income (expense), net” on the accompanying consolidated statements of operations and comprehensive income.

Consolidation and Investments in Joint Ventures
The accompanying financial statements are presented on a consolidated basis and include all accounts of the Parent Company, the Operating Partnership, the taxable REIT subsidiaries (“TRSs”) of the Operating Partnership, subsidiaries of the Operating Partnership that are controlled and any variable interest entities (“VIEs”) in which the Operating Partnership is the primary beneficiary. As of September 30, 2022, we owned investments in three consolidated joint ventures that were VIEs in which the partners did not have substantive participating rights and we were the primary beneficiary. As of September 30, 2022, these consolidated VIEs had mortgage debt of $28.5 million, which were secured by assets of the VIEs totaling $118.9 million. The Operating Partnership guarantees the mortgage debt of these VIEs.
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
Noncontrolling Interests
We report the non-redeemable noncontrolling interests in subsidiaries as equity, and the amount of consolidated net income attributable to these noncontrolling interests is set forth separately in the consolidated financial statements. The following table summarizes the non-redeemable noncontrolling interests in consolidated properties for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
($ in thousands)	2022	2021
Noncontrolling interests balance as of January 1,	$5,146	$698
Net income allocable to noncontrolling interests, excluding redeemable noncontrolling interests	139	—
Noncontrolling interests balance as of September 30,	$5,285	$698

Noncontrolling Interests – Joint Venture
Prior to the Merger with RPAI, RPAI entered into a joint venture related to the development, ownership and operation of the multifamily rental portion of the expansion project at One Loudoun Downtown – Pads G & H. The Company owns 90% of the joint venture.
As of September 30, 2022, the Company has funded $0.9 million of the partner’s development costs related to One Loudoun Downtown – Pads G & H through a loan provided by the Company to the joint venture. The loan is secured by the joint venture project, is required to be repaid subsequent to the completion of construction and stabilization of the project and is eliminated upon consolidation. Under terms defined in the joint venture agreement, after construction completion and stabilization of the development project (as defined in the joint venture agreement), the Company has the ability to call, and the joint venture partner has the ability to put to the Company, subject to certain conditions, the joint venture partner’s interest in the joint venture at fair value.
The joint venture is considered a VIE primarily because the Company’s joint venture partner does not have substantive kick-out rights or substantive participating rights. The Company is considered the primary beneficiary as it has a controlling financial interest in the joint venture. As such, the Company has consolidated this joint venture and presented the joint venture partner’s interests as noncontrolling interests.
Redeemable Noncontrolling Interests – Limited Partners
Limited Partner Units are redeemable noncontrolling interests in the Operating Partnership. We classify redeemable noncontrolling interests in the Operating Partnership in the accompanying consolidated balance sheets outside of permanent equity because we may be required to pay cash to holders of Limited Partner Units upon redemption of their interests in the Operating Partnership or deliver registered shares upon their conversion. The carrying amount of the redeemable noncontrolling interests in the Operating Partnership is reflected at the greater of historical book value or redemption value with a corresponding adjustment to additional paid-in capital. As of September 30, 2022, the redemption value of the redeemable noncontrolling interests in the Operating Partnership did not exceed the historical book value, and the balances were accordingly adjusted to historical book value. As of December 31, 2021, the redemption value of the redeemable noncontrolling interests in the Operating Partnership exceeded the historical book value, and the balances were accordingly adjusted to redemption value.
We allocate net operating results of the Operating Partnership after noncontrolling interests in the consolidated properties based on the partners’ respective weighted average ownership interest. We adjust the redeemable noncontrolling interests in the Operating Partnership at the end of each reporting period to reflect their interests in the Operating Partnership or redemption value. This adjustment is reflected in our shareholders’ and Parent Company’s equity. For the three and nine months ended September 30, 2022 and 2021, the weighted average interests of the Parent Company and the limited partners in the Operating Partnership were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Parent Company’s weighted average interest in Operating Partnership	98.7%	97.2%	98.8%	97.1%
Limited partners’ weighted average interests in Operating Partnership	1.3%	2.8%	1.2%	2.9%
At September 30, 2022, the Parent Company’s interest and the limited partners’ redeemable noncontrolling ownership interests in the Operating Partnership were 98.7% and 1.3%. At December 31, 2021, the Parent Company’s interest and the limited partners’ redeemable noncontrolling ownership interests in the Operating Partnership were 98.9% and 1.1%.
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

There were 2,955,697 and 2,377,777 Limited Partner Units outstanding as of September 30, 2022 and December 31, 2021, respectively. The increase in Limited Partner Units outstanding from December 31, 2021 is due to non-cash compensation awards made to our executive officers in the form of Limited Partner Units.
Redeemable Noncontrolling Interests – Subsidiaries
Prior to the merger with Inland Diversified Real Estate Trust, Inc. (“Inland Diversified”) in 2014, Inland Diversified formed joint ventures with the previous owners of certain properties and issued Class B units in three joint ventures that indirectly own those properties. As of September 30, 2022, the Class B units related to one of these joint ventures that owned Crossing at Killingly Commons, our multi-tenant retail property in Dayville, Connecticut, was outstanding and accounted for as noncontrolling interests in the remaining venture. In October 2022, the remaining Class B units became redeemable at the partner’s election and the fulfillment of certain redemption criteria for cash or Limited Partner Units in the Operating Partnership. In October 2022, we received notice from our joint venture partner of its exercise of their right to redeem the remaining Class B units for cash in the amount of $9.7 million, which redemption was funded using cash on October 3, 2022. Prior to the redemption, the Class B units did not have a maturity date and were not mandatorily redeemable unless either party had elected for the units to be redeemed. Prior to the redemption, we consolidated this joint venture because we controlled the decision-making and our joint venture partner had limited protective rights.
We classify the redeemable noncontrolling interests related to the remaining Class B units in the accompanying consolidated balance sheets outside of permanent equity because, under certain circumstances, we may be required to pay cash to the Class B unitholders in this subsidiary upon redemption of their interests. The carrying amount of these redeemable noncontrolling interests is required to be reflected at the greater of initial book value or redemption value with a corresponding adjustment to additional paid-in capital. As of September 30, 2022 and December 31, 2021, the redemption amounts of these interests did not exceed their fair value nor did they exceed the initial book value.
The redeemable noncontrolling interests in the Operating Partnership and subsidiaries for the nine months ended September 30, 2022 and 2021 were as follows:

	Nine Months Ended September 30,
($ in thousands)	2022	2021
Redeemable noncontrolling interests balance as of January 1,	$55,173	$43,275
Net income allocable to redeemable noncontrolling interests	269	1,058
Distributions declared to redeemable noncontrolling interests	(1,972)	(1,639)
Other, net including adjustments to redemption value	3,484	10,587
Total limited partners’ interests in Operating Partnership and other redeemable noncontrolling interests balance as of September 30,	$56,954	$53,281

Limited partners’ interests in Operating Partnership	$46,884	$43,211
Other redeemable noncontrolling interests in certain subsidiaries	10,070	10,070
Total limited partners’ interests in Operating Partnership and other redeemable noncontrolling interests balance as of September 30,	$56,954	$53,281
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
Effects of Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), which contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. In March 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future London Interbank Offered Rate (“LIBOR”)-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. During the nine months ended September 30, 2022, the Company elected to apply additional expedients related to contract modifications, changes in critical terms, and updates to the designated hedged risks as qualifying changes have been made to applicable debt and derivative contracts. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.
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
As a result of the Merger, the Company acquired 100 operating retail properties and five development projects under construction along with multiple parcels of entitled land for future value creation. During the nine months ended September 30, 2022, the Company incurred $1.0 million of merger and acquisition costs consisting primarily of professional fees and technology costs, which are recorded within “Merger and acquisition costs” in the accompanying consolidated statements of operations and comprehensive income. In addition, the Company assumed approximately $1.8 billion of debt in connection with the Merger.
“Rental income” and “Net income attributable to common shareholders” in the accompanying consolidated statements of operations and comprehensive income include revenues from the RPAI portfolio of $124.7 million and $375.0 million and net loss of $7.1 million and $17.3 million for the three months and nine months ended September 30, 2022, respectively, which includes $84.0 million and $265.2 million of depreciation and amortization, respectively, as a result of the Merger.
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
Pro Forma Financial Information (unaudited)
The pro forma financial information set forth below is based upon the Company’s historical consolidated statements of operations for the three and nine months ended September 30, 2021, adjusted to give effect for the properties assumed through the Merger as if they were acquired as of January 1, 2021. The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of income would have been, nor does it purport to represent the results of income for future periods.

($ in thousands)	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Rental income	$190,908	$560,423
Net loss	$(38,786)	$(87,551)
Net loss attributable to common shareholders	$(38,358)	$(86,571)
Net loss attributable to common shareholders per common share:
Basic	$(0.17)	$(0.39)
Diluted	$(0.17)	$(0.39)

Asset Acquisitions
The Company closed on the following asset acquisitions during the nine months ended September 30, 2022:

Date	Property Name	Metropolitan Statistical Area (MSA)	Property Type	Square Footage	Acquisition Price
February 16, 2022	Pebble Marketplace	Las Vegas	Multi-tenant retail	85,796	$44,100
April 13, 2022	MacArthur Crossing	Dallas	Two-tenant building	56,077	21,920
July 15, 2022	Palms Plaza	Miami	Multi-tenant retail	68,976	35,750
				210,849	$101,770
The above acquisitions were funded using a combination of available cash on hand and proceeds from the Company’s unsecured revolving line of credit. Substantially all of the purchase price was allocated to investment properties. The Company did not acquire any properties during the nine months ended September 30, 2021.
NOTE 4. DISPOSITIONS
During the nine months ended September 30, 2022, the Company sold Plaza Del Lago, a 100,016 square foot multi-tenant retail property located in the Chicago MSA, for a sales price of $58.7 million and a net gain of $24.0 million. Plaza Del Lago also contains 8,800 square feet of residential space comprised of 18 multifamily rental units. In addition, the Company sold a portion of Hamilton Crossing Centre, a redevelopment property located in the Indianapolis MSA, for a sales price of $6.9 million and a net gain of $3.2 million during the nine months ended September 30, 2022.
During the nine months ended September 30, 2021, the Company sold 17 ground leases for gross proceeds of $42.0 million and a net gain of $27.6 million. A portion of the proceeds was used to pay down our unsecured revolving line of credit.
NOTE 5. DEFERRED COSTS AND INTANGIBLES, NET
Deferred costs consist primarily of acquired lease intangible assets, broker fees and capitalized internal commissions incurred in connection with lease originations. Deferred leasing costs, lease intangibles and similar costs are amortized on a straight-line basis over the terms of the related leases. As of September 30, 2022 and December 31, 2021, deferred costs consisted of the following:

($ in thousands)	September 30, 2022	December 31, 2021
Acquired lease intangible assets	$539,730	$567,149
Deferred leasing costs and other	64,286	55,817
	604,016	622,966
Less: accumulated amortization	(162,092)	(81,448)
Total	$441,924	$541,518
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

	Nine Months Ended September 30,
($ in thousands)	2022	2021
Amortization of deferred leasing costs, lease intangibles and other	$117,177	$8,005
Amortization of above-market lease intangibles	$10,161	$700
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

As of September 30, 2022 and December 31, 2021, deferred revenue, intangibles, net and other liabilities consisted of the following:

($ in thousands)	September 30, 2022	December 31, 2021
Unamortized in-place lease liabilities	$193,894	$210,261
Retainages payable and other	10,513	10,796
Tenant rents received in advance	28,059	30,125
Lease liabilities	67,543	70,237
Total	$300,009	$321,419
The amortization of below-market lease intangibles is included as a component of “Rental income” in the accompanying consolidated statements of operations and comprehensive income and totaled $13.3 million and $2.1 million for the nine months ended September 30, 2022 and 2021, respectively.
NOTE 7. MORTGAGE AND OTHER INDEBTEDNESS
The following table summarizes the Company’s indebtedness as of September 30, 2022 and December 31, 2021:

($ in thousands)	September 30, 2022	December 31, 2021
Mortgages payable	$234,433	$392,590
Senior unsecured notes	1,924,635	1,924,635
Unsecured term loans	820,000	720,000
Revolving line of credit	—	55,000
	2,979,068	3,092,225
Unamortized discounts and premiums, net	46,877	69,425
Unamortized debt issuance costs, net	(13,075)	(10,842)
Total mortgage and other indebtedness, net	$3,012,870	$3,150,808
Consolidated indebtedness, including weighted average interest rates and weighted average maturities as of September 30, 2022, considering the impact of interest rate swaps, is summarized below:

($ in thousands)	Amount Outstanding	Ratio	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate debt(1)	$2,795,595	94%	3.96%	4.6
Variable rate debt(2)	183,473	6%	7.02%	3.4
Debt discounts, premiums and issuance costs, net	33,802	N/A	N/A	N/A
Total	$3,012,870	100%	4.15%	4.5
(1)Fixed rate debt includes the portion of variable rate debt that has been hedged by interest rate swaps. As of September 30, 2022, $820.0 million in variable rate debt is hedged to a fixed rate for a weighted average of 2.9 years.
(2)Variable rate debt includes the portion of fixed rate debt that has been hedged by interest rate swaps. As of September 30, 2022, $155.0 million in fixed rate debt is hedged to a floating rate for a weighted average of 2.9 years.
Mortgages Payable
The following table summarizes the Company’s mortgages payable:

	September 30, 2022			December 31, 2021
($ in thousands)	Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity	Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate mortgages payable(1)	$205,960	3.98%	1.6	$363,577	4.13%	1.7
Variable rate mortgage payable(2)	28,473	4.69%	0.8	29,013	1.70%	0.1
Total mortgages payable	$234,433			$392,590
(1)The fixed rate mortgages had interest rates ranging from 3.75% to 5.73% as of September 30, 2022 and December 31, 2021.

(2)On April 1, 2022, the interest rate on the variable rate mortgage switched to the Bloomberg Short Term Bank Yield Index (“BSBY”) plus 160 basis points from LIBOR plus 160 basis points. The one-month BSBY rate was 3.09% as of September 30, 2022. The one-month LIBOR rate was 0.10% as of December 31, 2021.
Mortgages payable are secured by certain real estate and, in some cases, by guarantees from the Operating Partnership, are generally due in monthly installments of principal and interest and mature over various terms through 2032. During the nine months ended September 30, 2022, we repaid mortgages payable totaling $155.2 million that had a weighted average fixed interest rate of 4.31% and made scheduled principal payments of $3.0 million related to amortizing loans.
Unsecured Notes
The following table summarizes the Company’s senior unsecured notes and exchangeable senior notes:

		September 30, 2022		December 31, 2021
($ in thousands)	Maturity Date	Balance	Interest Rate	Balance	Interest Rate
Senior notes – 4.23% due 2023	September 10, 2023	$95,000	4.23%	$95,000	4.23%
Senior notes – 4.58% due 2024(1)	June 30, 2024	149,635	4.58%	149,635	4.58%
Senior notes – 4.00% due 2025(2)	March 15, 2025	350,000	4.00%	350,000	4.00%
Senior notes – LIBOR + 3.65% due 2025(3)	September 10, 2025	80,000	7.40%	80,000	3.86%
Senior notes – 4.08% due 2026(1)	September 30, 2026	100,000	4.08%	100,000	4.08%
Senior notes – 4.00% due 2026	October 1, 2026	300,000	4.00%	300,000	4.00%
Senior exchangeable notes – 0.75% due 2027	April 1, 2027	175,000	0.75%	175,000	0.75%
Senior notes – LIBOR + 3.75% due 2027(4)	September 10, 2027	75,000	7.50%	75,000	3.96%
Senior notes – 4.24% due 2028(1)	December 28, 2028	100,000	4.24%	100,000	4.24%
Senior notes – 4.82% due 2029(1)	June 28, 2029	100,000	4.82%	100,000	4.82%
Senior notes – 4.75% due 2030(2)	September 15, 2030	400,000	4.75%	400,000	4.75%
Total senior unsecured notes		$1,924,635		$1,924,635
(1)Private placement notes assumed in connection with the Merger.
(2)Publicly placed notes assumed in connection with the Merger.
(3)$80,000 of 4.47% senior unsecured notes has been swapped to a variable rate of three-month LIBOR plus 3.65% through September 10, 2025.
(4)$75,000 of 4.57% senior unsecured notes has been swapped to a variable rate of three-month LIBOR plus 3.75% through September 10, 2025.
Unsecured Term Loans and Revolving Line of Credit
The following table summarizes the Company’s term loans and revolving line of credit:

		September 30, 2022		December 31, 2021
($ in thousands)	Maturity Date	Balance	Interest Rate	Balance	Interest Rate
Unsecured term loan due 2023 – fixed rate(1)(2)	November 22, 2023	$—	—%	$200,000	4.10%
Unsecured term loan due 2024 – fixed rate(1)(3)	July 17, 2024	120,000	2.68%	120,000	2.88%
Unsecured term loan due 2025 – fixed rate(4)	October 24, 2025	250,000	5.09%	250,000	5.09%
Unsecured term loan due 2026 – fixed rate(1)(5)	July 17, 2026	150,000	2.73%	150,000	2.97%
Unsecured term loan due 2029 – fixed rate(6)	July 29, 2029	300,000	4.05%	—	—%
Total unsecured term loans		$820,000		$720,000

Unsecured credit facility revolving line of credit – variable rate(7)	January 8, 2026	$—	4.24%	$55,000	1.20%
(1)Unsecured term loans assumed in connection with the Merger.
(2)As of December 31, 2021, $200,000 of LIBOR-based variable rate debt had been swapped to a fixed rate 2.85% plus a credit spread based on a leverage grid ranging from 1.20% to 1.85% through November 22, 2023. The applicable credit spread was 1.25% as of December 31, 2021.
(3)As of September 30, 2022, $120,000 of Secured Overnight Financing Rate (“SOFR”)-based variable rate debt has been swapped to a fixed rate of 1.58% plus a credit spread based on a ratings grid ranging from 0.80% to 1.65% through July 17, 2024. The applicable credit spread was 1.10% as of September 30, 2022. As of December 31, 2021, $120,000 of LIBOR-based variable rate debt had been swapped to a fixed rate 1.68% plus a credit spread based on a leverage grid ranging from 1.20% to 1.70% through July 17, 2024. The applicable credit spread was 1.20% as of December 31, 2021.
(4)$250,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 5.09% through October 24, 2025. The maturity date of the term loan may be extended for up to three additional periods of one year at the Operating Partnership’s option, subject to certain conditions.
(5)As of September 30, 2022, $150,000 of SOFR-based variable rate debt has been swapped to a fixed rate of 1.68% plus a credit spread based on a ratings grid ranging from 0.75% to 1.60% through July 17, 2026. The applicable credit spread was 1.05% as of September 30, 2022. As of December 31, 2021, $150,000 of LIBOR-based variable rate debt had been swapped to a fixed rate 1.77% plus a credit spread based on a leverage grid ranging from 1.20% to 1.70% through July 17, 2026. The applicable credit spread was 1.20% as of December 31, 2021.
(6)$300,000 of SOFR-based variable rate debt has been swapped to a fixed rate of 2.70% plus a credit spread based on a ratings grid ranging from 1.15% to 2.20% through November 22, 2023. The applicable credit spread was 1.35% as of September 30, 2022.
(7)The revolving line of credit has two six-month extension options that the Company can exercise, at its election, subject to (i) customary representations and warranties, including, but not limited to, the absence of an event of default as defined in the unsecured credit agreement and (ii) payment of an extension fee equal to 0.075% of the revolving line of credit capacity. On July 29, 2022, SOFR replaced LIBOR as the interest reference rate for the revolving line of credit.
Unsecured Revolving Credit Facility
On July 29, 2022, the Operating Partnership, as borrower, and the Company entered into the Second Amendment (the “Second Amendment”) to the Sixth Amended and Restated Credit Agreement, dated as of July 8, 2021 (as amended, the “Credit Agreement”) with a syndicate of financial institutions to provide for (i) a $250.0 million increase to the $850.0 million unsecured revolving line of credit that was assumed in the Merger, resulting in a $1.1 billion unsecured revolving credit facility (the “2022 Revolving Facility”) and (ii) a seven-year $300.0 million unsecured term loan (the “$300M Term Loan”). Under the Second Amendment, the Operating Partnership has the option, subject to certain customary conditions, to increase the 2022 Revolving Facility and/or incur additional term loans in an aggregate amount for all such increases and additional loans of up to $600.0 million, for a total facility amount of up to $2.0 billion. The 2022 Revolving Facility has a scheduled maturity date of January 8, 2026, which maturity date may be extended for up to two additional periods of six months at the Operating Partnership’s option, subject to certain conditions.
Borrowings under the 2022 Revolving Facility bear interest at a rate per annum equal to SOFR plus a margin based on the Operating Partnership’s leverage ratio or credit rating, respectively, plus a facility fee based on the Operating Partnership’s leverage ratio or credit rating, respectively. The SOFR rate is also subject to an additional 0.10% spread adjustment as specified in the Second Amendment. The 2022 Revolving Facility is currently priced on the leverage-based pricing grid. In accordance with the Credit Agreement, the credit spread set forth in the leverage grid resets quarterly based on the Company’s leverage, as calculated at the previous quarter end. The Company may irrevocably elect to convert to the ratings-based pricing grid at any time. As of September 30, 2022, making such an election would have resulted in a lower interest rate; however, the Company had not made the election to convert to the ratings-based pricing grid. The Credit Agreement includes a sustainability metric based on targeted greenhouse gas emission reductions, which results in a reduction of the otherwise applicable interest rate margin by one basis point upon achievement of targets set forth therein.
The following table summarizes the key terms of the 2022 Revolving Facility as of September 30, 2022:

($ in thousands)				Leverage-Based Pricing		Investment Grade Pricing
2022 Credit Agreement	Maturity Date	Extension Option	Extension Fee	Credit Spread	Facility Fee	Credit Spread	Facility Fee	SOFR Adjustment
$1,100,000 unsecured revolving line of credit	1/8/2026	2 six-month	0.075%	1.05%–1.50%	0.15%–0.30%	0.725%–1.40%	0.125%–0.30%	0.10%
The Operating Partnership’s ability to borrow under the Credit Agreement is subject to ongoing compliance by the Operating Partnership and its subsidiaries with various restrictive covenants, including with respect to liens, transactions with affiliates, dividends, mergers and asset sales. In addition, the Credit Agreement requires that the Operating Partnership satisfy certain financial covenants, including (i) a maximum leverage ratio; (ii) a minimum fixed charge coverage ratio; (iii) a maximum secured indebtedness ratio; (iv) a maximum unsecured leverage ratio; and (v) a minimum unencumbered interest coverage ratio. As of September 30, 2022, we were in compliance with all such covenants.
As of September 30, 2022, we had letters of credit outstanding which totaled $1.5 million, against which no amounts were advanced as of September 30, 2022.

Unsecured Term Loans
On July 29, 2022, in conjunction with the Second Amendment, the Operating Partnership obtained a $300M Term Loan that is priced on a ratings-based pricing grid at a rate of SOFR plus a credit spread ranging from 1.15% to 2.20%. The SOFR rate is also subject to an additional 0.10% spread adjustment as specified in the Second Amendment. Proceeds from the $300M Term Loan were used to repay the Operating Partnership’s $200.0 million unsecured term loan that was assumed in the Merger and was scheduled to mature on November 22, 2023 (the “$200M Term Loan”), certain secured loans, and for other general corporate purposes. The Operating Partnership is permitted to prepay the $300M Term Loan in whole or in part, at any time, subject to a prepayment fee if prepaid on or before July 29, 2024. The agreement related to the $300M Term Loan includes a sustainability metric based on targeted greenhouse gas emission reductions, which results in a reduction of the otherwise applicable interest rate margin by one basis point upon achievement of targets set forth therein.
On October 22, 2021, in connection with the Merger, the Operating Partnership (as successor by merger to RPAI) assumed RPAI’s $120.0 million (the “$120M Term Loan”) and $150.0 million (the “$150M Term Loan”) unsecured term loans, which were originally priced on a leverage-based pricing grid with the credit spread set forth in the leverage grid resetting quarterly based on the Company’s leverage, as calculated at the previous quarter end. The Company had the option to irrevocably elect to convert to a ratings-based pricing grid at any time. On August 2, 2022, the Company made the election to convert to the ratings-based pricing grid. The agreement related to the $150M Term Loan includes a sustainability metric based on targeted greenhouse gas emission reductions, which results in a reduction of the otherwise applicable interest rate margin by one basis point upon achievement of targets set forth therein.
Under the agreement related to the $120M Term Loan and the $150M Term Loan, the Operating Partnership has the option to increase each of the term loans to $250.0 million upon the Operating Partnership’s request, subject to certain conditions, including obtaining commitments from any one or more lenders, whether or not currently party to the term loan agreement, to provide such increased amounts. The Operating Partnership is permitted to prepay each of the $120M Term Loan and $150M Term Loan, in whole or in part, at any time without being subject to a prepayment fee.
On October 25, 2018, the Operating Partnership entered into a term loan agreement with KeyBank National Association, as Administrative Agent, and the other lenders party thereto, providing for an unsecured term loan facility of up to $250.0 million (the “$250M Term Loan”).
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
The unsecured term loan agreements contain representations, financial and other affirmative and negative covenants and events of default that are substantially similar to those contained in the Credit Agreement. The unsecured term loan agreements all rank pari passu with the Operating Partnership’s 2022 Revolving Facility and other unsecured indebtedness of the Operating Partnership.
The following table summarizes the key terms of the unsecured term loans as of September 30, 2022:

($ in thousands) Unsecured Term Loans	Maturity Date	Leverage-Based Pricing Credit Spread	Investment Grade Pricing Credit Spread	SOFR Adjustment
$120,000 unsecured term loan due 2024	7/17/2024	1.20% – 1.70%	0.80% – 1.65%	0.10%
$250,000 unsecured term loan due 2025	10/24/2025(1)	2.00% – 2.55%	2.00% – 2.50%	N/A
$150,000 unsecured term loan due 2026	7/17/2026	1.20% – 1.70%	0.75% – 1.60%	0.10%
$300,000 unsecured term loan due 2029	7/29/2029	N/A	1.15% – 2.20%	0.10%
(1)The maturity date may be extended for up to three additional periods of one year each at the Operating Partnership’s option, subject to certain conditions.

Debt Issuance Costs
Debt issuance costs are amortized over the terms of the respective loan agreements. The following amounts of amortization of debt issuance costs are included as a component of “Interest expense” in the accompanying consolidated statements of operations and comprehensive income:

	Nine Months Ended September 30,
($ in thousands)	2022	2021
Amortization of debt issuance costs	$2,169	$1,963
Fair Value of Fixed and Variable Rate Debt
As of September 30, 2022, the estimated fair value of fixed rate debt was $1.9 billion compared to the book value of $2.1 billion. The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments, which ranged from 6.67% to 7.06%. As of September 30, 2022, the estimated fair value of variable rate debt was $850.5 million compared to the book value of $848.5 million. The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments, which ranged from 4.09% to 5.14%.
NOTE 8. DERIVATIVE INSTRUMENTS, HEDGING ACTIVITIES AND OTHER COMPREHENSIVE INCOME
In order to manage potential future variable interest rate risk, we enter into interest rate derivative agreements from time to time. We do not use interest rate derivative agreements for trading or speculative purposes. The agreements with each of our derivative counterparties provide that in the event of default on any of our indebtedness, we could also be declared in default on our derivative obligations.
During the three months ended September 30, 2022, we amended certain interest rate swap agreements, contemporaneous with a modification of the Company’s unsecured revolving credit facility and $300M Term Loan, $120M Term Loan and $150M Term Loan, to facilitate reference rate reform, converting the outstanding swaps from LIBOR to SOFR. In addition, we (i) designated the interest rate swaps related to the $200M Term Loan that was repaid in July 2022 to the $300M Term Loan with an effective date of August 2022 and a maturity date of November 2023; (ii) entered into two forward-starting interest rate swap contracts with notional amounts totaling $200.0 million that swap a floating rate of term SOFR to a fixed rate of 2.37% plus a credit spread of 1.35% with an effective date of November 2023 and a maturity date of August 2025; and (iii) entered into two agreements to swap a total of $100.0 million of SOFR-based variable rate debt to a fixed rate of 2.66% plus a credit spread of 1.35% with an effective date of August 2022 and a maturity date of August 2025.
The following table summarizes the terms and fair values of the Company’s derivative financial instruments that were designated and qualified as part of a hedging relationship as of September 30, 2022 and December 31, 2021:

($ in thousands)							Fair Value Assets (Liabilities)(1)
Type of Hedge	Number of Instruments	Aggregate Notional	Reference Rate	Interest Rate	Effective Date	Maturity Date	September 30, 2022	December 31, 2021
Cash Flow	Four	$250,000	LIBOR	3.09%	12/3/2018	10/24/2025	$7,243	$(18,282)
Cash Flow	Two	100,000	SOFR	2.66%	8/1/2022	8/1/2025	3,645	—
Cash Flow	Two	200,000	SOFR	2.72%	8/3/2022	11/22/2023	3,295	(7,769)
Cash Flow	Three	120,000	SOFR	1.58%	8/15/2022	7/17/2024	5,414	(2,190)
Cash Flow	Three	150,000	SOFR	1.68%	8/15/2022	7/17/2026	11,684	(3,876)
		$820,000					$31,281	$(32,117)

Fair Value(2)	Two	$155,000	LIBOR	LIBOR + 3.70%	4/23/2021	9/10/2025	$(14,979)	$(2,630)

Forward-Starting Cash Flow(3)	Two	$150,000	SOFR	1.356%	12/1/2022	6/1/2032	$26,732	$299
Forward-Starting Cash Flow	Two	$200,000	SOFR	2.37%	11/22/2023	8/1/2025	$4,761	$—
(1)Derivatives in an asset position are included within “Prepaid and other assets” and derivatives in a liability position are included within “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.
(2)The derivative agreements swap a blended fixed rate of 4.52% for a blended floating rate of LIBOR plus 3.70%.

(3)Subsequent to September 30, 2022, we terminated these two forward-starting interest rate swaps with notional amounts totaling $150.0 million and received proceeds of $30.9 million upon termination. This settlement is included as a component of accumulated other comprehensive income and will be reclassified to earnings over time as the hedged items are recognized in earnings.
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
We determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, although the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. As of September 30, 2022 and December 31, 2021, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we determined our derivative valuations were classified within Level 2 of the fair value hierarchy.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings. Approximately $1.2 million and $1.7 million was reclassified as a reduction to earnings during the three months ended September 30, 2022 and 2021, respectively. Approximately $8.6 million and $4.1 million was reclassified as a reduction to earnings during the nine months ended September 30, 2022 and 2021, respectively. As interest payments on our derivatives are made over the next 12 months, we estimate the decrease to interest expense to be $13.1 million, assuming the current LIBOR and SOFR curves.
Unrealized gains and losses on our interest rate derivative agreements are the only components of the change in accumulated other comprehensive loss.
NOTE 9. SHAREHOLDERS’ EQUITY
Distributions
Our Board of Trustees declared a cash distribution of $0.22 per common share and Common Unit for the third quarter of 2022. This distribution was paid on October 14, 2022 to common shareholders and Common Unit holders of record as of October 7, 2022.
At-The-Market Offering Program
On February 23, 2021, the Company and the Operating Partnership entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with each of BofA Securities, Inc., Citigroup Global Markets Inc., KeyBanc Capital Markets Inc. and Raymond James & Associates, Inc., pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $150.0 million of its common shares of beneficial interest, $0.01 par value per share, under an at-the-market offering program (the “ATM Program”). On November 30, 2021, the Company and the Operating Partnership amended the Equity Distribution Agreement to reflect their filing of a shelf registration statement on November 16, 2021 with the SEC. As of September 30, 2022, the Company has not sold any common shares under the ATM Program. The Operating Partnership intends to use the net proceeds, if any, to repay borrowings under its 2022 Revolving Facility and other indebtedness and for working capital and other general corporate purposes. The Operating Partnership may also use the net proceeds for acquisitions of operating properties and the development or redevelopment of properties, although there are currently no understandings, commitments or agreements to do so.
Share Repurchase Program
In February 2021, the Company’s Board of Trustees approved a share repurchase program, authorizing share repurchases up to an aggregate of $150.0 million (the “Share Repurchase Program”). In February 2022, the Company extended its Share Repurchase Program for an additional year and it will now terminate on February 28, 2023, if not terminated or extended prior to that date. In April 2022, the Company’s Board of Trustees authorized a $150.0 million increase to the size of the Share Repurchase Program, authorizing share repurchases up to an aggregate of $300.0 million. As of September 30, 2022, the Company has not repurchased any shares under its Share Repurchase Program. The Company intends to fund any future repurchases under the Share Repurchase Program with cash on hand or availability under the 2022 Revolving Facility, subject to any applicable restrictions. The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will depend upon prevailing market conditions, regulatory requirements and other factors.
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
Potentially dilutive securities include (i) outstanding options to acquire common shares; (ii) Limited Partner Units, which may be exchanged for either cash or common shares at the Parent Company’s option and under certain circumstances; (iii) appreciation-only Long-Term Incentive Plan (“AO LTIP”) units; and (iv) deferred common share units, which may be credited to the personal accounts of non-employee trustees in lieu of compensation paid in cash or the issuance of common shares to such trustees. Limited Partner Units have been omitted from the Parent Company’s denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the denominator would have no dilutive impact. Weighted average Limited Partner Units outstanding were 3.0 million and 2.7 million for the three and nine months ended September 30, 2022, respectively, and 2.4 million and 2.5 million for the three and nine months ended September 30, 2021, respectively.
Due to the net loss allocable to common shareholders and Common Unit holders for the three and nine months ended September 30, 2022 and the three months ended September 30, 2021, no securities had a dilutive impact for those periods.
NOTE 11. COMMITMENTS AND CONTINGENCIES
Other Commitments and Contingencies
We are obligated under various completion guarantees with certain lenders and lease agreements with tenants to complete all or portions of a development project and tenant-specific space currently under construction. We believe we currently have sufficient financing in place to fund these projects and expect to do so primarily through free cash flow or borrowings on the 2022 Revolving Facility.
In 2017, we provided a repayment guaranty on a $33.8 million construction loan associated with the development of the Embassy Suites at the University of Notre Dame, consistent with our 35% ownership interest. Our portion of the repayment guaranty is limited to $5.9 million and the guaranty’s term is through July 1, 2024, the maturity date of the construction loan. As of September 30, 2022, the outstanding loan balance was $33.6 million, of which our share was $11.8 million. The loan is secured by the hotel.
As of September 30, 2022, we had outstanding letters of credit totaling $1.5 million with no amounts advanced against these instruments.
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

NOTE 12. SUBSEQUENT EVENTS
Subsequent to September 30, 2022, we:
•redeemed all remaining Class B units related to a joint venture that owned Crossing at Killingly Commons that was entered into by Inland Diversified prior to its merger with the Company for $9.7 million;
•sold one ground lease at Lincoln Plaza, our multi-tenant retail property in Worcester, Massachusetts, for a sales price of $10.0 million; and
•terminated two forward-starting interest rate swaps with notional amounts totaling $150.0 million and received proceeds of $30.9 million upon termination. This settlement is included as a component of accumulated other comprehensive income and will be reclassified to earnings over time as the hedged items are recognized in earnings.

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
Risks, uncertainties and other factors that might cause such differences, some of which could be material, include but are not limited to:
•risks associated with the adverse effect of the ongoing pandemic of the novel coronavirus (“COVID-19”), including possible resurgences, variants and mutations, on the financial condition, results of operations, cash flows and performance of the Company and its tenants, the real estate market and the global economy and financial markets;
•risks associated with the Company’s Merger (defined below) with Retail Properties of America, Inc. (“RPAI”), including the integration of the businesses of the combined company, the ability to achieve expected synergies or cost savings and potential disruptions to the Company’s plans and operations;
•national and local economic, business, real estate and other market conditions, particularly in connection with low or negative growth in the U.S. economy as well as economic uncertainty (including potential economic slowdown or recession, rising interest rates, inflation, unemployment, or limited growth in consumer income or spending);
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
Overview
Our Business and Properties
Kite Realty Group Trust is a publicly held REIT which, through its majority-owned subsidiary, Kite Realty Group, L.P., owns interests in various operating subsidiaries and joint ventures engaged in the ownership, operation, acquisition, development, and redevelopment of high-quality, open-air shopping centers and mixed-use assets in select markets in the United States. We derive revenues primarily from the collection of contractual rents and reimbursement payments from tenants at our properties. Therefore, our operating results depend materially on, among other things, the ability of our tenants to make required lease payments, the health and resilience of the U.S. retail sector, interest rate volatility, job growth and the real estate market and overall economic conditions.
As of September 30, 2022, we owned interests in 183 operating retail properties totaling approximately 28.9 million square feet and one office property with 0.3 million square feet. Of the 183 operating retail properties, 11 contain an office component. We also owned four development projects under construction as of this date.
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
Inflation
Prior to 2021, inflation was relatively low and had a minimal impact on our operating and financial performance; however, inflation has increased significantly in recent months and may continue to be elevated or increase further. Most of our leases contain provisions designed to mitigate the adverse impact of inflation, including stated rent increases and requirements for tenants to pay a share of operating expenses, including common area maintenance, real estate taxes, insurance or other operating expenses related to the maintenance of our properties, with escalation clauses in certain leases. Most of our leases also include clauses that allow us to collect additional rent based on a percentage of tenants’ gross sales over stated thresholds, which sales generally increase as prices rise. In addition, we believe that the rental rates in many of our leases are below current market rates for comparable space and that upon renewal, such rates may be increased to be in line with current rates, which may offset certain inflationary expense pressures. Due to the current high inflation environment, the U.S. Federal Reserve has aggressively raised short-term interest rates to slow the economy down, which has caused our borrowing costs to rise. We continually evaluate our exposure to interest rate fluctuations and enter into interest rate protection agreements to mitigate the impact of changes in interest rates on our variable rate debt. However, because we cannot predict with any level of certainty what future actions the U.S. Federal Reserve will take to combat the high inflationary environment, we cannot estimate the ultimate impact it will have on our operating and financial performance.
Historically, economic indicators such as GDP growth, consumer confidence and employment have been correlated with demand for certain of our tenants’ products and services. If an economic recession returns, it could increase the number of our tenants that are unable to meet their lease obligations to us and could limit the demand for our space from new tenants.
Impacts on Business from COVID-19
In 2020 and 2021, the COVID-19 pandemic had a significant adverse impact on many of our tenants and on our business. As the domestic economy recovered from many of the effects of COVID-19, retailers improved their operations to account for the pandemic, including using open-air centers as convenient shopping destinations and last-mile fulfillment through the use of in-store pickup, curbside pickup, and shipping from stores. We expect the ongoing effects of COVID-19 to be dictated by, among other things, the duration of the COVID-19 pandemic, including possible resurgences and mutations, the success of efforts to contain it, the efficacy of vaccines, including against variants of COVID-19, public adoption rates of vaccines and the impact of other actions taken in response to the pandemic. These uncertainties make it difficult to predict operating results for our business; therefore, there can be no assurances that we will not experience further declines in revenues, net income, Funds From Operations (“FFO”) or other operating metrics, which could be material.
Operating Activity
During the third quarter of 2022, we executed new and renewal leases on 221 individual spaces totaling 1,574,338 square feet (10.8% cash leasing spread on 156 comparable leases). New leases were signed on 61 individual spaces for 207,224 square feet of gross leasable area (“GLA”) (30.7% cash leasing spread on 22 comparable leases), while renewal leases were signed on 160 individual spaces for 1,367,114 square feet of GLA (8.5% cash leasing spread on 134 comparable leases). Comparable new and renewal leases are defined as those for which the space was occupied by a tenant within the last 12 months.
Results of Operations
The comparability of results of operations for the three and nine months ended September 30, 2022 and 2021 is affected by our Merger with RPAI that was completed on October 22, 2021, in which we acquired 100 operating retail properties as well as five development projects, along with our development, redevelopment, and operating property acquisition and disposition activities during these periods. Therefore, we believe it is most useful to review the comparisons of our results of operations for these periods in conjunction with the discussion of our activities during those periods, which is set forth below.

Property Acquisitions
In addition to the properties we acquired in the Merger, the following properties were acquired at various times during the period from January 1, 2021 through September 30, 2022:

Property Name	Metropolitan Statistical Area (MSA)	Acquisition Date	Owned GLA
Nora Plaza outparcel	Indianapolis, IN	December 2021	23,722
Pebble Marketplace	Las Vegas, NV	February 2022	85,796
MacArthur Crossing two-tenant building	Dallas, TX	April 2022	56,077
Palms Plaza	Miami, FL	July 2022	68,976
Operating Property Dispositions
The following operating properties were sold during the period from January 1, 2021 through September 30, 2022:

Property Name	MSA	Disposition Date	Owned GLA
Westside Market	Dallas, TX	October 2021	93,377
Plaza Del Lago(1)	Chicago, IL	June 2022	100,016
(1)Plaza Del Lago also contains 8,800 square feet of residential space comprised of 18 multifamily rental units.
Development and Redevelopment Projects
The following properties were under active development or redevelopment at various times during the period from January 1, 2021 through September 30, 2022 and removed from our operating portfolio:

Project Name	MSA	Transition to Development or Redevelopment(1)	Transition to Operating Portfolio	Owned Commercial GLA
Hamilton Crossing Centre(2)(3)	Indianapolis, IN	June 2014	Pending	92,283
The Corner(2)	Indianapolis, IN	December 2015	Pending	24,000
Eddy Street Commons – Phase III	South Bend, IN	September 2020	March 2022	18,600
Glendale Town Center(2)	Indianapolis, IN	March 2019	December 2021	199,021
The Landing at Tradition – Phase II	Port St. Lucie, FL	September 2021	Pending	39,900
Carillon MOB(4)	Washington, D.C.	October 2021	Pending	126,000
Circle East(4)	Baltimore, MD	October 2021	September 2022	82,000
One Loudoun Downtown – Residential and Pads G&H Commercial(4)	Washington, D.C.	October 2021	Residential: June 2022 Commercial: Pending	67,000
Shoppes at Quarterfield(4)	Baltimore, MD	October 2021	June 2022	58,000
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

Comparison of Operating Results for the Three Months Ended September 30, 2022 to the Three Months Ended September 30, 2021
The following table reflects changes in the components of our consolidated statements of operations for the three months ended September 30, 2022 and 2021.

	Three Months Ended September 30,
($ in thousands)	2022	2021	Change
Revenue:
Rental income	$195,675	$70,216	$125,459
Other property-related revenue	3,013	1,054	1,959
Fee income	1,623	195	1,428
Total revenue	200,311	71,465	128,846

Expenses:
Property operating	25,507	10,482	15,025
Real estate taxes	25,703	8,624	17,079
General, administrative and other	14,859	8,241	6,618
Merger and acquisition costs	108	9,198	(9,090)
Depreciation and amortization	115,831	30,193	85,638
Total expenses	182,008	66,738	115,270

Gain on sales of operating properties, net	—	1,260	(1,260)

Operating income	18,303	5,987	12,316
Other (expense) income:
Interest expense	(26,226)	(12,878)	(13,348)
Income tax benefit of taxable REIT subsidiary	—	91	(91)
Equity in earnings (loss) of unconsolidated subsidiaries	144	(196)	340
Other income, net	58	168	(110)
Net loss	(7,721)	(6,828)	(893)
Net income attributable to noncontrolling interests	(116)	(132)	16
Net loss attributable to common shareholders	$(7,837)	$(6,960)	$(877)

Property operating expense to total revenue ratio	12.7%	14.7%
Rental income (including tenant reimbursements) increased $125.5 million, or 178.7%, due to the following:

($ in thousands)	Net change three months ended September 30, 2021 to 2022
Properties or components of properties sold during 2021 or 2022	$(367)
Properties under redevelopment or acquired during 2021 and/or 2022	2,025
Properties acquired in the Merger with RPAI	122,923
Properties fully operational during 2021 and 2022 and other	878
Total	$125,459
The net increase of $0.9 million in rental income for properties fully operational during 2021 and 2022 is primarily due to a $1.0 million increase in tenant reimbursements due to higher recoverable common area maintenance expenses and real estate taxes and higher overage rent of $0.9 million due to improved tenant performance. These variances were partially offset by an increase in bad debt expense of $1.0 million and lower base minimum rent of $0.4 million due to the receipt of $1.4 million of previously unbilled base rent from a tenant during the three months ended September 30, 2021. The occupancy of the fully operational properties increased from 88.9% for 2021 to 91.0% for 2022.
Other property-related revenue primarily consists of parking revenues, gains on the sale of land and other miscellaneous activity. This revenue increased by $2.0 million primarily as a result of higher gains on sales of undepreciated assets of $1.3 million recognized during the three months ended September 30, 2022 and an increase in parking revenue of $0.2 million.

We recorded fee income of $1.6 million and $0.2 million during the three months ended September 30, 2022 and 2021, respectively, from property management and development services provided to third parties and unconsolidated joint ventures. The increase in fee income is primarily related to development fee services for the development of a corporate campus for Republic Airways.
Property operating expenses increased $15.0 million, or 143.3%, due to the following:

($ in thousands)	Net change three months ended September 30, 2021 to 2022
Properties or components of properties sold during 2021 or 2022	$(118)
Properties under redevelopment or acquired during 2021 and/or 2022	366
Properties acquired in the Merger with RPAI	13,367
Properties fully operational during 2021 and 2022 and other	1,410
Total	$15,025
The net increase of $1.4 million in property operating expenses for properties fully operational during 2021 and 2022 is primarily due to increases in insurance expense of $1.1 million and utilities of $0.4 million, partially offset by a reduction in non-recoverable operating expenses. As a percentage of revenue, property operating expenses decreased from 14.7% to 12.7% due to an increase in revenue in 2022.
Real estate taxes increased $17.1 million, or 198.0%, due to the following:

($ in thousands)	Net change three months ended September 30, 2021 to 2022
Properties or components of properties sold during 2021 or 2022	$(154)
Properties under redevelopment or acquired during 2021 and/or 2022	279
Properties acquired in the Merger with RPAI	16,356
Properties fully operational during 2021 and 2022 and other	598
Total	$17,079
The net increase of $0.6 million in real estate taxes for properties that were fully operational during 2021 and 2022 is primarily due to a slight increase in real estate tax assessments at certain properties in the portfolio as well as lower real estate tax refunds received in 2022. The majority of real estate tax expense is recoverable from tenants and such recovery is reflected within rental income.
General, administrative and other expenses increased $6.6 million, or 80.3%. This increase is primarily due to incremental head count as part of the Merger and higher share-based compensation expense.
The Company incurred $0.1 million of merger and acquisition costs related to the Merger with RPAI during the three months ended September 30, 2022 compared to $9.2 million of merger and acquisition costs incurred during the three months ended September 30, 2021.
Depreciation and amortization expense increased $85.6 million, or 283.6%, primarily as a result of the Merger with RPAI as detailed below:

($ in thousands)	Net change three months ended September 30, 2021 to 2022
Properties or components of properties sold during 2021 or 2022	$(255)
Properties under redevelopment or acquired during 2021 and/or 2022	1,603
Properties acquired in the Merger with RPAI	83,857
Properties fully operational during 2021 and 2022 and other	433
Total	$85,638
The net increase of $0.4 million in depreciation and amortization at properties fully operational during 2021 and 2022 is primarily due to the timing of additions and disposals at operating properties.

Interest expense increased $13.3 million, or 103.6%, primarily due to interest costs of $11.4 million related to debt assumed in conjunction with the Merger.
Comparison of Operating Results for the Nine Months Ended September 30, 2022 to the Nine Months Ended September 30, 2021
The following table reflects changes in the components of our consolidated statements of operations for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,
($ in thousands)	2022	2021	Change
Revenue:
Rental income	$582,772	$206,097	$376,675
Other property-related revenue	7,932	3,133	4,799
Fee income	6,603	1,144	5,459
Total revenue	597,307	210,374	386,933

Expenses:
Property operating	77,558	30,978	46,580
Real estate taxes	80,445	26,574	53,871
General, administrative and other	41,977	23,676	18,301
Merger and acquisition costs	1,006	9,958	(8,952)
Depreciation and amortization	357,096	90,625	266,471
Total expenses	558,082	181,811	376,271

Gain on sales of operating properties, net	27,126	27,517	(391)

Operating income	66,351	56,080	10,271
Other (expense) income:
Interest expense	(77,449)	(37,386)	(40,063)
Income tax benefit of taxable REIT subsidiary	259	308	(49)
Equity in loss of unconsolidated subsidiaries	(56)	(758)	702
Other (expense) income, net	(207)	189	(396)
Net (loss) income	(11,102)	18,433	(29,535)
Net income attributable to noncontrolling interests	(408)	(1,058)	650
Net (loss) income attributable to common shareholders	$(11,510)	$17,375	$(28,885)

Property operating expense to total revenue ratio	13.0%	14.7%
Rental income (including tenant reimbursements) increased $376.7 million, or 182.8%, due to the following:

($ in thousands)	Net change nine months ended September 30, 2021 to 2022
Properties or components of properties sold during 2021 or 2022	$285
Properties under redevelopment or acquired during 2021 and/or 2022	4,579
Properties acquired in the Merger with RPAI	370,191
Properties fully operational during 2021 and 2022 and other	1,620
Total	$376,675
The net increase of $1.6 million in rental income for properties fully operational during 2021 and 2022 is primarily due to a $2.3 million increase in tenant reimbursements due to higher recoverable common area maintenance expenses, higher overage rent of $1.3 million and ancillary income of $0.9 million, and higher base minimum rent of $0.4 million due to improved tenant performance. These variances were partially offset by a $2.1 million increase in bad debt expense and a $1.2 million decrease in lease termination income.

Other property-related revenue primarily consists of parking revenues, gains on the sale of land and other miscellaneous activity. This revenue increased by $4.8 million primarily as a result of higher gains on sales of undepreciated assets of $2.4 million recognized during the nine months ended September 30, 2022 and an increase in parking revenue of $0.9 million.
We recorded fee income of $6.6 million and $1.1 million during the nine months ended September 30, 2022 and 2021, respectively, from property management and development services provided to third parties and unconsolidated joint ventures. The increase in fee income is primarily related to development fee services for the development of a corporate campus for Republic Airways.
Property operating expenses increased $46.6 million, or 150.4%, due to the following:

($ in thousands)	Net change nine months ended September 30, 2021 to 2022
Properties or components of properties sold during 2021 or 2022	$(91)
Properties under redevelopment or acquired during 2021 and/or 2022	687
Properties acquired in the Merger with RPAI	45,872
Properties fully operational during 2021 and 2022 and other	112
Total	$46,580
The net increase of $0.1 million in property operating expenses for properties fully operational during 2021 and 2022 is primarily due to increases in insurance expense of $2.6 million and utilities of $0.8 million, partially offset by a $3.3 million decrease in repairs and maintenance and landscaping expenses. As a percentage of revenue, property operating expenses decreased from 14.7% to 13.0% due to an increase in revenue in 2022.
Real estate taxes increased $53.9 million, or 202.7%, due to the following:

($ in thousands)	Net change nine months ended September 30, 2021 to 2022
Properties or components of properties sold during 2021 or 2022	$376
Properties under redevelopment or acquired during 2021 and/or 2022	493
Properties acquired in the Merger with RPAI	53,415
Properties fully operational during 2021 and 2022 and other	(413)
Total	$53,871
The net decrease of $0.4 million in real estate taxes for properties that were fully operational during 2021 and 2022 is primarily due to successful real estate tax appeals at certain properties in the portfolio, most notably for certain of our Texas properties. The majority of real estate tax expense is recoverable from tenants and such recovery is reflected in rental income.
General, administrative and other expenses increased $18.3 million, or 77.3%. This increase is primarily due to incremental head count as part of the Merger and higher share-based compensation expense.
The Company incurred $1.0 million and $10.0 million of merger and acquisition costs related to the Merger with RPAI during the nine months ended September 30, 2022 and 2021, respectively. These costs primarily consist of professional fees and technology costs.

Depreciation and amortization expense increased $266.5 million, or 294.0%, primarily as a result of the Merger with RPAI as detailed below:

($ in thousands)	Net change nine months ended September 30, 2021 to 2022
Properties or components of properties sold during 2021 or 2022	$3,343
Properties under redevelopment or acquired during 2021 and/or 2022	3,325
Properties acquired in the Merger with RPAI	263,671
Properties fully operational during 2021 and 2022 and other	(3,868)
Total	$266,471
The net decrease of $3.9 million in depreciation and amortization at properties fully operational during 2021 and 2022 is primarily due to the timing of additions and disposals at operating properties.
Interest expense increased $40.1 million, or 107.2%, primarily due to interest costs of $37.9 million related to debt assumed in conjunction with the Merger.
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

For the three and nine months ended September 30, 2022, the same property pool excludes (i) Glendale Town Center, Shoppes at Quarterfield and Circle East, which were reclassified from active redevelopment into our operating portfolio in December 2021, June 2022 and September 2022, respectively, (ii) the multifamily rental units at One Loudoun Downtown – Pads G & H, (iii) four active development and redevelopment projects, (iv) Arcadia Village, Pebble Marketplace and Palms Plaza, which were acquired subsequent to January 1, 2021, and (v) office properties.
The following table reflects Same Property NOI and a reconciliation to net income (loss) attributable to common shareholders for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2022	2021	Change	2022	2021	Change
Number of properties in same property pool for the period(1)	177	177		177	177

Leased percentage at period end	94.1%	93.0%		94.1%	93.0%
Economic occupancy percentage(2)	91.2%	90.1%		90.9%	90.0%

Same Property NOI	$133,598	$127,996	4.4%	$394,910	$377,162	4.7%

Reconciliation of Same Property NOI to most directly comparable GAAP measure:
Net operating income – same properties	$133,598	$127,996		$394,910	$377,162
Prior period collection impact – same properties	523	2,245		3,565	12,241
Net operating income – non-same activity(3)	13,357	(78,077)		34,226	(237,725)
Total property NOI	147,478	52,164	182.7%	432,701	151,678	185.3%
Other income, net	1,825	258		6,599	883
General, administrative and other	(14,859)	(8,241)		(41,977)	(23,676)
Merger and acquisition costs	(108)	(9,198)		(1,006)	(9,958)
Depreciation and amortization	(115,831)	(30,193)		(357,096)	(90,625)
Interest expense	(26,226)	(12,878)		(77,449)	(37,386)
Gain on sales of operating properties, net	—	1,260		27,126	27,517
Net income attributable to noncontrolling interests	(116)	(132)		(408)	(1,058)
Net (loss) income attributable to common shareholders	$(7,837)	$(6,960)		$(11,510)	$17,375
(1)Same Property NOI excludes (i) Glendale Town Center, Shoppes at Quarterfield and Circle East, which were reclassified from active redevelopment into our operating portfolio in December 2021, June 2022 and September 2022, respectively, (ii) the multifamily rental units at One Loudoun Downtown – Pads G & H, (iii) four active development and redevelopment projects, (iv) Arcadia Village, Pebble Marketplace and Palms Plaza, which were acquired subsequent to January 1, 2021, and (v) office properties.
(2)Excludes leases that are signed but for which tenants have not yet commenced the payment of cash rent. Calculated as a weighted average based on the timing of cash rent commencement and expiration during the period.
(3)Includes non-cash activity across the portfolio as well as NOI from properties not included in the same property pool, including properties sold during both periods.
Our Same Property NOI increased 4.4% for the three months ended September 30, 2022 compared to the same period of the prior year primarily due to improved occupancy driven by continued strong leasing activity.
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
Our calculations of FFO(1) and reconciliation to consolidated net income and FFO, as adjusted, for the three and nine months ended September 30, 2022 and 2021 (unaudited) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Net (loss) income	$(7,721)	$(6,828)	$(11,102)	$18,433
Less: net income attributable to noncontrolling interests in properties	(209)	(132)	(535)	(396)
Less: gain on sales of operating properties, net	—	(1,260)	(27,126)	(27,517)
Add: depreciation and amortization of consolidated and unconsolidated entities, net of noncontrolling interests	116,186	30,537	358,161	91,650
FFO of the Operating Partnership(1)	108,256	22,317	319,398	82,170
Less: Limited Partners’ interests in FFO	(1,437)	(543)	(3,932)	(2,301)
FFO attributable to common shareholders(1)	$106,819	$21,774	$315,466	$79,869

FFO of the Operating Partnership(1)	$108,256	$22,317	$319,398	$82,170
Add: merger and acquisition costs	108	9,198	1,006	9,958
Less: prior period collection impact	(691)	(2,063)	(2,745)	(3,329)
FFO, as adjusted, of the Operating Partnership	$107,673	$29,452	$317,659	$88,799
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
The following table presents a reconciliation of our EBITDA, Adjusted EBITDA and Annualized Adjusted EBITDA to net income (the most directly comparable GAAP measure) and a calculation of Net Debt to Adjusted EBITDA:

($ in thousands)	Three Months Ended September 30, 2022
Net loss	$(7,721)
Depreciation and amortization	115,831
Interest expense	26,226
Income tax benefit of taxable REIT subsidiary	—
EBITDA	134,336
Unconsolidated EBITDA	637
Merger and acquisition costs	108
Gain on sales of operating properties, net	—
Other income and expense, net	(202)
Noncontrolling interests	(209)
Adjusted EBITDA	134,670

Annualized Adjusted EBITDA(1)	$538,680

Company share of Net Debt:
Mortgage and other indebtedness, net	$3,012,870
Plus: Company share of unconsolidated joint venture debt	37,723
Less: Partner share of consolidated joint venture debt(2)	(569)
Less: cash, cash equivalents, and restricted cash	(98,639)
Less: debt discounts, premiums and issuance costs, net	(33,802)
Company share of Net Debt	$2,917,583
Net Debt to Adjusted EBITDA	5.4x
(1)Represents Adjusted EBITDA for the three months ended September 30, 2022 (as shown in the table above) multiplied by four.
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
One of the benefits of the Merger was a strengthened balance sheet to provide the Company with increased liquidity, a well-staggered debt maturity ladder, and an appropriately sized development pipeline. As part of the Merger, we assumed an $850.0 million unsecured revolving credit facility along with other indebtedness. In July 2022, we increased the capacity of the unsecured revolving credit facility to $1.1 billion (the “2022 Revolving Facility”), of which the available borrowing capacity was $1.1 billion as of September 30, 2022, and issued a seven-year $300.0 million unsecured term loan that was used to retire 2022 and 2023 debt maturities.
As of September 30, 2022, we had approximately $88.4 million in cash on hand, $8.1 million in restricted cash and escrow deposits, $1.1 billion of remaining availability under the 2022 Revolving Facility, and no debt maturities until 2023. During the nine months ended September 30, 2022, we used the $125.0 million short-term deposit that matured on April 7, 2022 to repay borrowings on our revolving line of credit. We believe we will have adequate liquidity over the next 12 months and beyond to operate our business and meet our cash requirements.
We derive the majority of our revenue from tenants who lease space from us at our properties. Therefore, our ability to generate cash from operations is dependent on the rents that we are able to charge and collect from our tenants. While we believe that the nature of the properties in which we typically invest—primarily neighborhood and community shopping centers—provides a relatively stable revenue flow, an economic downturn and/or the ongoing effects of COVID-19, among other events, could adversely affect the ability of some of our tenants to meet their lease obligations.
Our Principal Capital Resources
For a discussion of cash generated from operations, see “Cash Flows” beginning on page 44. In addition to cash generated from operations, our other principal capital resources are discussed below.
Over the last several years, we have made substantial progress in enhancing our liquidity position and reducing our leverage and borrowing costs. We continue to focus on a balanced approach to growth and staggering debt maturities in order to retain our financial flexibility.
As of September 30, 2022, we had approximately $1.1 billion available under the 2022 Revolving Facility for future borrowings. We also had $88.4 million in cash and cash equivalents as of September 30, 2022.
We were in compliance with all applicable financial covenants under the 2022 Revolving Facility, unsecured term loans and senior unsecured notes as of September 30, 2022.
On July 29, 2022, the Operating Partnership entered into the Second Amendment (the “Second Amendment”) to the sixth amended and restated credit agreement with a syndicate of financial institutions to provide for a $250.0 million increase to the unsecured revolving credit facility, the “2022 Revolving Facility”. Under the Second Amendment, the Operating Partnership has the option to increase the 2022 Revolving Facility to an aggregate committed amount of up to $1.7 billion upon the Operating Partnership’s request, subject to certain conditions. In addition, the Operating Partnership issued a seven-year $300.0 million unsecured term loan, the proceeds of which were used to repay the Operating Partnership’s existing $200.0 million unsecured term loan that was scheduled to mature on November 22, 2023, certain secured loans, and for other general corporate purposes.
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
On February 23, 2021, the Company and the Operating Partnership entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with each of BofA Securities, Inc., Citigroup Global Markets Inc., KeyBanc Capital Markets Inc. and Raymond James & Associates, Inc., pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $150.0 million of its common shares of beneficial interest, $0.01 par value per share under an at-the-market offering program (the “ATM Program”). On November 30, 2021, the Company and the Operating Partnership amended the Equity Distribution Agreement to reflect their filing of a shelf registration statement on November 16, 2021 with the SEC. As of September 30, 2022, the Company has not sold any common shares under the ATM Program. The Operating Partnership intends to use the net proceeds, if any, to repay borrowings under its 2022 Revolving Facility and other indebtedness and for working capital and other general corporate purposes. The Operating Partnership may also use the net proceeds for acquisitions of operating properties and the development or redevelopment of properties, although there are currently no understandings, commitments or agreements to do so.

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
Our Principal Liquidity Needs
Short-Term Liquidity Needs
Near-Term Debt Maturities. As of September 30, 2022, we had $189.3 million of secured debt scheduled to mature prior to September 30, 2023, excluding scheduled monthly principal payments. We believe we have sufficient liquidity to repay this obligation from cash on hand and borrowings on the 2022 Revolving Facility.
Other Short-Term Liquidity Needs. The requirements for qualifying as a REIT and for a tax deduction for some or all of the dividends paid to shareholders necessitate that we distribute at least 90% of our taxable income on an annual basis. Such requirements cause us to have substantial liquidity needs over both the short and long term. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our operating properties, scheduled interest and principal payments on our debt of approximately $30.0 million and $0.9 million, respectively, for the remainder of 2022, expected dividend payments to our common shareholders and Common Unit holders, and recurring capital expenditures.
In August 2022, our Board of Trustees declared a cash distribution of $0.22 per common share and Common Unit for the third quarter of 2022. This distribution was paid on October 14, 2022 to common shareholders and Common Unit holders of record as of October 7, 2022. Future distributions, if any, are at the discretion of the Board of Trustees, who will continue to evaluate our sources and uses of capital, liquidity position, operating fundamentals, maintenance of our REIT qualification and other factors they may deem relevant. We believe we have sufficient liquidity to pay any dividend from cash on hand and borrowings on the 2022 Revolving Facility.
Other short-term liquidity needs include expenditures for tenant improvements, external leasing commissions and recurring capital expenditures. During the nine months ended September 30, 2022, we incurred $22.9 million for recurring capital expenditures on operating properties and $45.1 million for tenant improvements and external leasing commissions, which includes costs to re-lease anchor space at our operating properties related to tenants open and operating as of September 30, 2022 (excluding development and redevelopment properties). We currently anticipate incurring approximately $100 million of additional major tenant improvement costs related to leasing activity for space that is currently vacant at a number of our operating properties over the next 12 to 18 months. We believe we have the ability to fund these costs through cash flows from operations or borrowings on the 2022 Revolving Facility.
During the nine months ended September 30, 2022, we completed major redevelopment construction activities at Shoppes at Quarterfield, the residential portion of the project at One Loudoun Downtown and Circle East and placed these projects in service. As of September 30, 2022, we had four development projects under construction. Total estimated costs for the four projects are $112.7 million, of which our share is estimated to be $80.8 million. As of September 30, 2022, we have incurred $21.6 million of these costs. We anticipate incurring the majority of the remaining costs for these projects over the next 24 months and believe we have the ability to fund these projects through cash flow from operations or borrowings on the 2022 Revolving Facility.
Share Repurchase Program
In February 2021, the Company’s Board of Trustees approved a share repurchase program, authorizing share repurchases up to an aggregate of $150.0 million (the “Share Repurchase Program”). In February 2022, the Company extended its Share Repurchase Program for an additional year and it will now terminate on February 28, 2023, if not terminated or extended prior to that date. In April 2022, the Company’s Board of Trustees authorized a $150.0 million increase to the size of the Share Repurchase Program, authorizing share repurchases up to an aggregate of $300.0 million. As of September 30, 2022, the Company has not repurchased any shares under its Share Repurchase Program. The Company intends to fund any future repurchases under the Share Repurchase Program with cash on hand or availability under the 2022 Revolving Facility, subject to any applicable restrictions. The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will depend upon prevailing market conditions, regulatory requirements and other factors.

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
Commitments under Ground Leases. We are obligated under 12 ground leases for approximately 98 acres of land as of September 30, 2022. Most of these ground leases require fixed annual rent payments and the expiration dates of the remaining initial terms of these ground leases range from 2023 to 2092.
Capital Expenditures on Consolidated Properties
The following table summarizes cash capital expenditures for our development and redevelopment projects and other capital expenditures for the nine months ended September 30, 2022:

($ in thousands)	Nine Months Ended September 30, 2022
Active development and redevelopment projects	$34,850
Redevelopment opportunities	326
Recurring operating capital expenditures (primarily tenant improvements) and other	71,360
Total	$106,536
We capitalize certain indirect costs such as interest, payroll, and other general and administrative costs related to these development activities. If we had experienced a 10% reduction in development and redevelopment activities, without a corresponding decrease in indirect project costs, we would have recorded additional expense of $0.2 million for the nine months ended September 30, 2022.
Debt Maturities
The following table presents maturities of mortgage and corporate debt as of September 30, 2022, presented on a calendar year basis:

	Secured Debt
($ in thousands)	Scheduled Principal Payments	Term Maturities	Unsecured Debt	Total
2022	$872	$—	$—	$872
2023	3,020	189,330	95,000	287,350
2024	2,721	—	269,635	272,356
2025	2,848	—	430,000	432,848
2026	2,981	—	550,000	552,981
Thereafter	30,181	2,480	1,400,000	1,432,661
	$42,623	$191,810	$2,744,635	$2,979,068
Debt discounts, premiums and issuance costs, net				33,802
Total				$3,012,870

Failure to comply with the obligations under our debt agreements (including payment obligations) could cause an event of default under such debt, which, among other things, could result in the loss of title to the assets securing the debt, acceleration of the payment of all principal and interest and/or termination of the agreements, or exposure to the risk of foreclosure. In addition, certain of our variable rate loans contain cross-default provisions that provide that a violation by us of any financial covenant set forth in the 2022 Revolving Facility will constitute an “Event of Default” under the loans, which could allow the lenders to accelerate the amounts due under our debt agreements if we fail to satisfy these financial covenants. See “Item 1A. Risk Factors – Risks Related to Our Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021 for more information related to the risks associated with our indebtedness.
Impact of Changes in Credit Ratings on Our Liquidity
We have received investment grade corporate credit ratings from three nationally recognized credit rating agencies. These ratings did not change as of September 30, 2022.
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
Cash Flows
As of September 30, 2022, we had cash, cash equivalents and restricted cash of $96.5 million. We may be subject to concentrations of credit risk with regard to our cash and cash equivalents. We place our cash and short-term investments with highly rated financial institutions. While we attempt to limit our exposure at any point in time, occasionally such cash and investments may temporarily be in excess of FDIC and SIPC insurance limits. We also maintain certain compensating balances in several financial institutions in support of borrowings from those institutions. Such compensating balances were not material to the consolidated balance sheets.
Comparison of the Nine Months Ended September 30, 2022 to the Nine Months Ended September 30, 2021
Cash provided by operating activities was $262.4 million for the nine months ended September 30, 2022 and $103.8 million for the same period of 2021. The cash flows were positively impacted by the Merger, which generated significant incremental operating income, along with improved collection activity including previously deferred rent from the COVID-19 pandemic. This improvement was partially offset by costs paid as part of the Merger along with higher interest costs related to debt assumed in the Merger.
Cash used in investing activities was $13.7 million for the nine months ended September 30, 2022 and $109.1 million for the same period of 2021. Highlights of significant cash sources and uses in investing activities are as follows:
•We received the proceeds from a $125.0 million short-term deposit that matured on April 7, 2022;
•We acquired Pebble Marketplace, the two-tenant building adjacent to MacArthur Crossing and Palms Plaza for a total of $100.1 million during the nine months ended September 30, 2022;
•We received net proceeds of $65.4 million from the sale of Plaza Del Lago and a portion of Hamilton Crossing Centre during the nine months ended September 30, 2022 compared to net proceeds of $47.7 million related to the sale of 17 ground leases and other land parcels during the nine months ended September 30, 2021; and
•Capital expenditures increased by $69.6 million driven by the construction activity at our active development projects and anchor leasing activity, partially offset by a change in construction payables of $2.6 million for the nine months ended September 30, 2022.
Cash used in financing activities was $252.6 million for the nine months ended September 30, 2022 compared to cash provided by financing activities of $62.4 million for the same period of 2021. Highlights of significant cash sources and uses in financing activities are as follows:
•We issued a seven-year $300.0 million unsecured term loan and borrowed $145.0 million on our unsecured revolving line of credit during the nine months ended September 30, 2022;

•In 2022, we repaid (i) a $200.0 million unsecured term loan that was scheduled to mature in 2023, (ii) $200.0 million of borrowings on our unsecured revolving line of credit, with no amount outstanding as of September 30, 2022, and (iii) mortgages payable totaling $155.2 million along with $3.0 million of scheduled principal payments using proceeds from the $300.0 million unsecured term loan, $125.0 million short-term deposit and property sales;
•We made distributions to common shareholders and holders of common partnership interests in the Operating Partnership of $133.4 million for the nine months ended September 30, 2022 compared to distributions of $44.2 million for the nine months ended September 30, 2021; and
•In 2021, we issued $175.0 million of exchangeable senior notes in a private placement offering to fund a portion of our 2022 debt maturities and other borrowings. In connection with this issuance, we incurred transaction costs of $5.3 million and purchased capped calls for $9.8 million.
Critical Accounting Estimates
We based the discussion and analysis of our financial condition and results of operations upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There were no changes made by management to the critical accounting policies in the three months ended September 30, 2022. We discuss the most critical estimates in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 28, 2022.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk Related to Fixed and Variable Rate Debt
We had $3.0 billion of outstanding consolidated indebtedness as of September 30, 2022 (inclusive of net unamortized debt discounts, premiums and issuance costs of $33.8 million). As of September 30, 2022, we were party to various consolidated interest rate hedge agreements totaling $975.0 million with maturities over various terms through 2026. Reflecting the effects of these hedge agreements, our fixed and variable rate debt would have been $2.8 billion (94%) and $183.5 million (6%), respectively, of our total consolidated indebtedness as of September 30, 2022.
As of September 30, 2022, we had $189.3 million of fixed rate debt scheduled to mature within the next 12 months. A 100-basis point change in interest rates on this debt as of September 30, 2022 would change our annual cash flow by $1.9 million. A 100-basis point change in interest rates on our unhedged variable rate debt as of September 30, 2022 would change our annual cash flow by $1.8 million. Based upon the terms of our variable rate debt, we are most vulnerable to a change in short-term Secured Overnight Financing Rate (“SOFR”) interest rates.
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
Changes in Internal Control Over Financial Reporting
There has been no change in the Parent Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Changes in Internal Control Over Financial Reporting
There has been no change in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
From time to time, certain of our employees surrender shares owned by them to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest under the Company’s 2013 Equity Incentive Plan, as amended and restated as of May 11, 2022, which are repurchased by the Company. There were no shares of common stock surrendered or repurchased during the three months ended September 30, 2022.
As of September 30, 2022, $300.0 million remained available for repurchases under our Share Repurchase Program announced in February 2021. The Company’s Board of Trustees increased the size of the program from $150.0 million to $300.0 million in April 2022. This program may be suspended or terminated at any time by the Company and will terminate on February 28, 2023, if not terminated or extended prior to that date.
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

10.1
Second Amendment to Sixth Amended and Restated Credit Agreement, dated as of July 29, 2022, by and among Kite Realty Group, L.P., Kite Realty Group Trust, KeyBank National Association, as administrative agent, and the lenders party thereto
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 2, 2022

10.2
Fourth Amendment to Term Loan Agreement, dated as of July 29, 2022, by and among Kite Realty Group, L.P., Kite Realty Group Trust, KeyBank National Association, as administrative agent, and the lenders party thereto
Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 2, 2022

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

KITE REALTY GROUP TRUST

Date:	November 4, 2022	By:	/s/ JOHN A. KITE
John A. Kite
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	November 4, 2022	By:	/s/ HEATH R. FEAR
Heath R. Fear
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

KITE REALTY GROUP, L.P.
By: Kite Realty Group Trust, its sole general partner

Date:	November 4, 2022	By:	/s/ JOHN A. KITE
John A. Kite
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	November 4, 2022	By:	/s/ HEATH R. FEAR
Heath R. Fear
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)