Form 10-K
period 2022-12-31
KITE REALTY GROUP TRUST; Kite Realty Group, L.P.
filed 2023-02-21
CIK 1286043, 1636315

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
30 S. Meridian Street, Suite 1100, Indianapolis, Indiana, 46204
(Address of principal executive offices) (Zip Code)
(317) 577-5600
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, $0.01 par value per share	KRG	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.

Kite Realty Group Trust	Yes	☒	No	☐	Kite Realty Group, L.P.	Yes	☒	No	☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Kite Realty Group Trust	Yes	☐	No	☒	Kite Realty Group, L.P.	Yes	☐	No	☒
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).

Kite Realty Group Trust	Yes	☐	No	☒	Kite Realty Group, L.P.	Yes	☐	No	☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second quarter was $3.8 billion based upon the closing price on the New York Stock Exchange on such date.
The number of Common Shares outstanding as of February 15, 2023 was 219,184,527 ($.01 par value).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement related to the Registrant’s Annual Meeting of Shareholders, scheduled to be held on May 10, 2023, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III, Items 10–14 of this Annual Report on Form 10-K as indicated herein.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the year ended December 31, 2022 of Kite Realty Group Trust, Kite Realty Group, L.P. and its subsidiaries. Unless stated otherwise or the context otherwise requires, references to “Kite Realty Group Trust” or the “Parent Company” mean Kite Realty Group Trust, and references to the “Operating Partnership” mean Kite Realty Group, L.P. and its consolidated subsidiaries. The terms “Company,” “we,” “us,” and “our” refer to the Parent Company and the Operating Partnership collectively, and those entities owned or controlled by the Parent Company and/or the Operating Partnership.
The Operating Partnership is engaged in the ownership, operation, acquisition, development and redevelopment of high-quality, open-air shopping centers and mixed-use assets that are primarily grocery-anchored and located in high-growth Sun Belt and select strategic gateway markets in the United States, and the Parent Company conducts substantially all of its activities through the Operating Partnership and its wholly owned subsidiaries. The Parent Company is the sole general partner of the Operating Partnership and as of December 31, 2022 owned approximately 98.7% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 1.3% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) are owned by the limited partners.
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
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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
Risks, uncertainties and other factors that might cause such differences, some of which could be material, include but are not limited to:
•national and local economic, business, real estate and other market conditions, particularly in connection with low or negative growth in the U.S. economy as well as economic uncertainty (including a potential economic slowdown or recession, rising interest rates, inflation, unemployment, or limited growth in consumer income or spending);
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
•business continuity disruptions and a deterioration in our tenants’ ability to operate in affected areas or delays in the supply of products or services to us or our tenants from vendors that are needed to operate efficiently, causing costs to rise sharply and inventory to fall;
•risks related to our current geographical concentration of properties in Texas, Florida, Maryland, New York, and North Carolina;
•civil unrest, acts of violence, terrorism or war, acts of God, climate change, epidemics, pandemics (including the ongoing pandemic of the novel coronavirus (“COVID-19”)), natural disasters and severe weather conditions, including such events that may result in underinsured or uninsured losses or other increased costs and expenses;
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
Overview
Kite Realty Group Trust is a publicly held REIT that, through its majority-owned subsidiary, Kite Realty Group, L.P., owns interests in various operating subsidiaries and joint ventures engaged in the ownership, operation, acquisition, development and redevelopment of high-quality, open-air shopping centers and mixed-use assets that are primarily grocery-anchored and located in high-growth Sun Belt and select strategic gateway markets in the United States. We derive our revenue primarily from the collection of contractual rents and reimbursement payments from tenants under existing lease agreements at each of our properties. Therefore, our operating results depend materially on, among other things, the ability of our tenants to make required lease payments, the health and resilience of the U.S. retail sector, interest rate volatility, job growth, the real estate market and overall economic conditions.
As of December 31, 2022, we owned interests in 183 operating retail properties totaling approximately 28.8 million square feet and one office property with 0.3 million square feet. Of the 183 operating retail properties, 11 contain an office component. We also owned three development projects under construction as of this date. Our retail operating portfolio was 94.6% leased to a diversified retail tenant base, with no single retail tenant accounting for more than 2.5% of our total annualized base rent (“ABR”). In the aggregate, our largest 25 tenants accounted for 28.9% of our ABR. See Item 2. “Properties” for a list of our top 25 tenants by ABR.
On October 22, 2021, we completed a merger with Retail Properties of America, Inc. (“RPAI”) in accordance with the Agreement and Plan of Merger dated July 18, 2021 (the “Merger Agreement”), by and among Kite Realty Group Trust, its wholly owned subsidiary KRG Oak, LLC (“Merger Sub”) and RPAI, pursuant to which RPAI merged with and into Merger Sub (the “Merger”) in a stock-for-stock exchange valued at approximately $4.7 billion, including the assumption of approximately $1.8 billion of debt. We acquired 100 operating retail properties and five development projects through the Merger along with multiple parcels of entitled land for future value creation, creating a top five open-air shopping center REIT. See Note 3 to the accompanying consolidated financial statements for additional details. The Merger provided numerous positive benefits to the Company, including:
•Enhancing the portfolio quality by bolstering our presence in existing strategic markets across the Sun Belt along with providing entry into other strategic markets such as Washington, D.C. and Seattle;
•Providing multiple value creation opportunities including lease-up, completion and/or sale of development and redevelopment projects;
•Improving the strength of our balance sheet by reducing leverage and increasing liquidity to over $1.0 billion; and
•Further strengthening leasing relationships to provide more optionality to tenants due to the expanded size of the portfolio.
Significant 2022 Activities
Operating Activities
•The Company realized a net loss attributable to common shareholders of $12.6 million for the year ended December 31, 2022;
•The Company generated Funds From Operations (“FFO”), as defined by NAREIT, of $431.2 million and FFO, as adjusted for merger and acquisition costs and the impact of prior period bad debt or the collection of accounts receivable previously written off, of $429.6 million;
•Same Property Net Operating Income (“Same Property NOI”), which includes the results from the properties acquired in the Merger with RPAI, grew by 5.1% in 2022 compared to 2021 primarily due to improved occupancy driven by strong leasing activity throughout the year along with an increase in overage rent from certain tenants;

•In 2022, we executed new and renewal leases on 782 individual spaces representing approximately 4.9 million square feet of retail space, achieving a blended cash leasing spread of 12.6% for comparable leases. Excluding option renewals, the blended cash spreads for comparable new and non-option renewal leases was 18.1%. These signings helped grow our retail leased percentage to 94.6% from 93.4% as of December 31, 2021; and
•Our operating portfolio ABR per square foot was $20.02 as of December 31, 2022, an increase of $0.66 (or 3.4%) from the end of the prior year.
Financing and Capital Activities
•We increased the capacity on our $850.0 million unsecured revolving credit facility to $1.1 billion (the “2022 Revolving Facility”) in July 2022, which was undrawn as of December 31, 2022;
•We ended the year with approximately $1.2 billion of combined cash and borrowing capacity on our 2022 Revolving Facility;
•We entered into a seven-year $300.0 million unsecured term loan to repay 2022 and 2023 debt maturities, including a $200.0 million unsecured term loan scheduled to mature in November 2023;
•We used the $125.0 million short-term deposit that matured in April 2022 to repay borrowings on our unsecured revolving line of credit;
•We acquired Pebble Marketplace (Las Vegas metropolitan statistical area (“MSA”)), the two-tenant building adjacent to MacArthur Crossing (Dallas/Ft. Worth MSA), and Palms Plaza (Miami MSA) for a total of $100.1 million;
•We completed major redevelopment construction activities at Eddy Street Commons – Phase III (South Bend, IN MSA), Shoppes at Quarterfield (Baltimore MSA), the residential and commercial portions of the project at One Loudoun Downtown (Washington, D.C. MSA), and Circle East (Baltimore MSA);
•We received net proceeds of $75.7 million from the sale of Plaza Del Lago (Chicago MSA), a portion of Hamilton Crossing Centre (Indianapolis MSA) and the ground lease interest in Lowe’s at Lincoln Plaza (Worcester, MA MSA); and
•We declared cash dividends totaling $0.87 per share during 2022.
We have $284.4 million of debt principal scheduled to mature through December 31, 2023, a debt service coverage ratio of 5.1x and approximately $115.8 million in cash on hand as of December 31, 2022. We have investment grade corporate credit ratings from all three major credit rating agencies; these ratings were unchanged in 2022.
Impacts on Business from COVID-19
In 2020 and 2021, the COVID-19 pandemic had a significant adverse impact on many of our tenants and on our business. As the domestic economy recovered from many of the effects of COVID-19, retailers improved their operations to account for the pandemic, including using open-air centers as convenient shopping destinations and last-mile fulfillment through the use of in-store pickup, curbside pickup, and shipping from stores. We expect the ongoing effects of COVID-19 to be dictated by, among other things, the severity of the ongoing outbreak of COVID-19, including possible resurgences and mutations, the success of efforts to contain it, the efficacy of vaccines, including against variants of COVID-19, public adoption rates of vaccines, and the impact of other actions taken in response to the pandemic. These uncertainties make it difficult to predict operating results for our business; therefore, there can be no assurances that we will not experience further declines in revenues, net income, FFO or other operating metrics, which could be material.
Business Objectives and Strategies
Our primary business objectives are to increase the cash flow and value of our properties, achieve sustainable long-term growth and maximize shareholder value primarily through the ownership, operation, acquisition, development and redevelopment of high-quality, open-air shopping centers and mixed-used assets that are primarily grocery-anchored and located in high-growth Sun Belt and select strategic gateway markets. We invest in properties with well-located real estate and strong demographics, and we use our leasing and management strategies to improve the long-term value and economic returns of our properties. We believe that certain of our properties represent attractive opportunities for profitable redevelopment, renovation, densification, and expansion.

We seek to implement our business objectives through the following strategies, each of which is further described in the sections that follow:
•Operating Strategy: Maximize the internal growth in revenue from our operating properties by leasing and re-leasing to a strong and diverse group of retail tenants at increasing rental rates, when possible, and redeveloping or renovating certain properties to make them more attractive to existing and prospective tenants and consumers;
•Financing and Capital Preservation Strategy: Maintain a strong balance sheet with flexibility to fund our operating and investment activities. Funding sources include the public equity and debt markets, our 2022 Revolving Facility with $1.1 billion of borrowing capacity as of December 31, 2022, secured debt, internally generated funds, proceeds from selling land and properties that no longer fit our strategy, and potential strategic joint ventures; and
•Growth Strategy: Prudently use available cash flow, targeted asset recycling, equity and debt capital to selectively acquire additional retail properties and redevelop or renovate existing properties where we believe investment returns would meet or exceed internal benchmarks.
Operating Strategy. Our primary operating strategy is to maximize our rental rates, returns on invested capital, and occupancy levels by attracting and retaining a strong and diverse tenant base. Most of our properties are located in regional and neighborhood trade areas with attractive demographics, which allows us to maximize returns on invested capital, occupancy and rental rates. We seek to implement our operating strategy by, among other things:
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
•maintaining strong tenant and retailer relationships to avoid rent interruptions and reduce marketing, leasing and tenant improvement costs that result from re-leasing space to new tenants; and
•taking advantage of under-utilized land or existing square footage, reconfiguring properties for more profitable use, and adding ancillary income sources to existing properties.
We successfully executed our operating strategy in 2022 in a number of ways, as best evidenced by our strong growth in Same Property NOI. Additionally, our leasing process continues to perform at a high level as evidenced by the execution of 782 new and renewal leases representing approximately 4.9 million square feet during the year ended December 31, 2022. Our leased to occupied spread represents approximately $33.0 million of net operating income (“NOI”), the majority of which is expected to commence in 2023. We have placed significant emphasis on maintaining a strong and diverse retail tenant mix, which has resulted in no tenant accounting for more than 2.5% of our ABR. See Item 2. “Properties” for a list of our top tenants by gross leasable area (“GLA”) and ABR.
Financing and Capital Strategy. We finance our acquisition, development, and redevelopment activities using the most advantageous sources of capital available to us at the time. These sources may include the reinvestment of cash flows generated by operations, the sale of common or preferred shares through public offerings or private placements, the reinvestment of net proceeds from the disposition of assets, the incurrence of additional indebtedness through secured or unsecured borrowings, and entering into real estate joint ventures.

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
Maintaining a strong balance sheet continues to be one of our top priorities. We maintain an investment grade credit rating that we expect will continue to enable us to opportunistically access the public unsecured bond market and allow us to lower our cost of capital and provide greater flexibility in managing the acquisition and disposition of assets in our operating portfolio.
We intend to continue implementing our financing and capital strategies in a number of ways, which may include one or more of the following actions:
•prudently managing our balance sheet, including maintaining sufficient availability under our 2022 Revolving Facility so that we have additional capacity to fund our development and redevelopment projects and pay down maturing debt if refinancing that debt is not desired or practical;
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
•issuing unsecured bonds in the public markets and securing property-specific long-term non-recourse financing; and
•entering into joint venture arrangements in order to access less expensive capital and mitigate risk.
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
•completing our three active development and redevelopment projects at The Landing at Tradition, Carillon and The Corner;
•evaluating the entitled land holdings to determine the optimal real estate use and capital allocation decisions;
•disposing of select assets that no longer meet our long-term investment criteria and recycling the net proceeds into properties that provide attractive returns and rent growth potential in targeted markets or using the proceeds to repay debt, thereby reducing our leverage; and
•selectively pursuing the acquisition of retail operating properties, portfolios and companies in markets with strong demographics.
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
We successfully executed our growth strategy with the completion of our transformative Merger with RPAI in October 2021 and select strategic acquisitions in 2022. The Merger created a top five open-air shopping center REIT based upon enterprise value, enhanced our portfolio quality with entry into strategic gateway markets and bolstered our presence in existing markets, lowered our cost of capital, enhanced our near-term organic growth through lease-up and select development opportunities, and strengthened our balance sheet with limited near-term debt maturities.
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
We face significant competition in our efforts to lease available space to prospective tenants at our operating, development and redevelopment properties. The nature of the competition for tenants varies based on the characteristics of each local market in which we own properties. We believe that the principal competitive factors in attracting tenants in our market areas are location, demographics, rental rates, the presence of anchor stores, competitor shopping centers in the same geographic area and the maintenance, appearance, access and traffic patterns of our properties. There can be no assurance that in the future we will be able to compete successfully with our competitors in our development, acquisition and leasing activities.
Government Regulation
We are subject to a variety of federal, state, and local environmental, health, safety and similar laws, including:
Americans with Disabilities Act and Other Regulations. Our properties must comply with Title III of the Americans with Disabilities Act (the “ADA”) to the extent that such properties are public accommodations as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe our properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, noncompliance with the ADA could result in orders requiring us to spend substantial sums to cure violations, pay attorneys’ fees or other amounts. The obligation to make readily accessible accommodations is an ongoing one, and we will continue to assess our properties and make alterations as appropriate in this respect. In addition, our properties are subject to fire and safety regulations, building codes and other land use regulations.
Affordable Care Act. We may be subject to excise taxes under the employer mandate provisions of the Affordable Care Act (the “ACA”) if we (i) do not offer health care coverage to substantially all of our full-time employees and their dependents or (ii) do not offer health care coverage that meets the ACA’s affordability and minimum value standards. The excise tax is based on the number of full-time employees. We do not anticipate being subject to a penalty under the ACA; however, even in the event that we are, any such penalty would be less than $1.0 million, as we had 236 full-time employees as of December 31, 2022.
Environmental Regulations. Some properties in our portfolio contain, may have contained or are adjacent to or near other properties that have contained or currently contain underground storage tanks for petroleum products or other hazardous or toxic substances. These storage tanks may have released, or have the potential to release, such substances into the environment.

In addition, some of our properties have tenants that may use hazardous or toxic substances in the routine course of their businesses. In general, these tenants have covenanted in their lease agreements with us to use these substances, if any, in compliance with all environmental laws and agreed to indemnify us for any damages we may suffer as a result of their use of such substances. However, these lease provisions may not fully protect us in the event that a tenant becomes insolvent. Also, certain of our properties have contained asbestos-containing building materials (“ACBM”), and other properties may have contained such materials based on the date of its construction. Environmental laws require that ACBM be properly managed and maintained, and fines and penalties may be imposed on building owners or operators for failure to comply with these requirements. The laws also may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers.
Neither existing environmental, health, safety and similar laws nor the costs of our compliance with these laws has had a material adverse effect on our financial condition or results operations, and management does not believe that they will in the future. In addition, we have not incurred, and do not expect to incur, any material costs or liabilities due to environmental contamination at properties we currently own or have owned in the past. However, we cannot predict the impact of new or changed laws or regulations on properties we currently own or may acquire in the future.
With environmental sustainability becoming a national priority, we have continued to demonstrate our strong commitment to be a responsible corporate citizen through resource reduction and employee training that has resulted in reductions of energy consumption, waste and improved maintenance cycles.
Insurance
We carry comprehensive liability, fire, extended coverage, and rental loss insurance that covers all properties in our portfolio. We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage, geographic locations of our assets and industry practice. Certain risks such as loss from riots, war or acts of God, and, in some cases, flooding are not insurable or the cost to insure over these events is cost prohibitive; therefore, we do not carry insurance for these losses. Some of our policies, such as those covering losses due to terrorism and floods, are insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses.
Offices
Our principal executive offices are located at 30 S. Meridian Street, Suite 1100, Indianapolis, IN 46204, and our telephone number is (317) 577-5600.
Human Capital
As of December 31, 2022, we had 236 full-time employees. The majority of these employees were based at our Indianapolis, Indiana headquarters though we also maintain regional offices across the United States. We believe our employees are the most important part of our business. We are committed to providing a work environment that attracts, develops and retains high-performing individuals and treats employees with dignity and respect.
Diversity, Equity and Inclusion
Our policies are designed to promote fairness, equal opportunities, and diversity within the Company. When attracting, developing and retaining talent, we seek individuals who hold varied experiences and viewpoints and embody our core values to create an inclusive and diverse culture and workplace that allows each employee to do their best work and drive our collective success. We believe that a diverse workforce possesses a broader array of perspectives that businesses need to remain competitive in today’s economy. We maintain employment policies that comply with federal, state and local labor laws and promote a culture of fairness and respect. These policies set forth our goal to provide equal employment opportunity without discrimination or harassment on the basis of age, gender (including identity or expression), marital status, civil partnership status, sexual orientation, disability, color, nationality, race or ethnic origin, or religion or belief. All of our employees must adhere to a Code of Business Conduct and Ethics that sets standards for appropriate behavior, and all employees must also complete required internal training on respect in the workplace and diversity to further enhance our cultural behaviors.
We have achieved our targets of at least 30% diverse representation on our Board of Trustees and at least one female-chaired committee with the chairing of our Corporate Governance and Nominating Committee by a female trustee. As of December 31, 2022, approximately 48% of our workforce was female and minorities represented approximately 20% of our team.

Professional Development and Training
We believe a commitment to our employees’ learning and development through training, educational opportunities and mentorship is critical to our ability to continue to innovate. We focus on leadership development at every level of the organization. We align employees’ goals with our overall strategic direction to create a clear link between individual efforts and the long-term success of the Company and provide effective feedback on employees’ performance towards goals to ensure their growth and development. We utilize the following tools to recognize our employees, advance our talent pool and create a sustainable and long-term enterprise: (i) performance plans, (ii) talent recognition via our digital employee-to-employee Recognition Wall, (iii) Level Up award that recognizes employees who have made an extraordinary effort to help the Company achieve success, (iv) newly created FOCUSED award that acknowledges employees who have embodied our FOCUSED values (forward-thinking, optimistic, collaborative, urgent, sound, empowered, and dedicated) throughout the year, and (v) individual development planning, along with reward packages. The Company also provides reimbursement for those seeking to further their education through degree or certification programs.
Community Development
We seek to foster a corporate culture where our many stakeholders, including our employees, engage in the topic of community development and collaborate to extend resources towards the advancement of this principle. We are proud to be an active citizen of the communities in which we operate. In furtherance of this commitment, we partner with and support local charitable organizations that we believe are contributing to the growth and development of the community and hosted dozens of free community events throughout our portfolio. Our Kite Cares initiative contributes to the welfare of local youth and those in need. The program’s efforts are community-focused and have included:
•charitable grants to programs benefiting our communities;
•Company-wide service projects focused on feeding those in need and supporting local farmers;
•fundraising to support displaced workers;
•contributions to healthcare workers and first responders; and
•construction of a youth community center.
In addition, our employees have donated and coordinated substantial fundraising and have spent many hours volunteering to support a variety of charities with which we partner. The Company supports these efforts with dedicated paid volunteer time off given annually to all employees and a 100% match of employee donations, subject to certain limits, to charitable causes.
Team Wellness
The health, safety and well-being of our employees is always a top priority, and we foster an environment that allows our employees to succeed while balancing work and life. We provide a wide range of employee benefits including comprehensive medical, prescription, dental, and vision insurance coverage, the majority of which is paid by the Company. We also provide paid maternity, paternity and adoption leave, matching 401(k) contributions, free life insurance, disability benefits, spousal death benefits, education assistance reimbursements, and remote working and flexible scheduling arrangements. In addition, to enhance the well-being of our employees, we provide them with access to health and wellness programs that support physical, mental and financial health such as Lunch & Learns and Wellness Wednesdays.
Environmental, Social and Governance Matters
The Company strives to be a responsible corporate citizen, and we recognize the importance that environmental, social, and governance (“ESG”) initiatives play in our ability to generate long-term, sustainable returns. In 2020, we formed a cross-functional task force (the “ESG Task Force”) that is comprised of senior leadership and members from a variety of functional areas and is led by our Chief Executive Officer. The ESG Task Force meets quarterly and focuses on setting, implementing, monitoring and communicating to our investors and other stakeholders our ESG strategy and related initiatives that are important and regularly report to the Board of Trustees.

In October 2022, the ESG Task Force issued the Company’s inaugural Corporate Responsibility Report for 2021, which is published on our website and provides a comprehensive overview of our ESG strategies and initiatives. The Company is committed to implementing sustainable business practices at our properties and is actively undertaking multiple projects to make our operations more energy efficient and reduce our environmental impact. These current projects include:
•installing LED lighting in parking lots (57% of our properties have installed such LED lighting as of December 31, 2022, with a goal of 80% of the portfolio by the end of 2026);
•implementing smart meters and other initiatives aimed at water conservation, recycling and waste diversion (53 properties have implemented water efficiency measures and 129 properties have implemented waste efficiency measures, with a goal of 25% of the portfolio by the end of 2026);
•installing electric vehicle (“EV”) charging stations (178 charging stations have been installed across 16 properties for a total of 9% of the portfolio, with a goal of 20% of the portfolio by the end of 2026); and
•receiving IREM certifications (53 properties or 29% of the portfolio have received such certifications as of December 31, 2022, with a goal of 75% of the portfolio by the end of 2026).
In addition, we implemented a policy to transition landscaping in all future redevelopment projects to drought-tolerant landscape where permitted by code. Recent business initiatives encourage tenants to adopt green leases, also known as “high-performance” or “energy-aligned” leases, to equitably align the costs and benefits of energy and water efficiency investments for building owners and tenants, based on principles and best practices from the Green Lease Leaders Reference Guide by the Institute for Market Transformation and the U.S. Department of Energy. The Company has continued its partnership with One Tree Planted, a non-profit organization committed to reforestation, and has planted over 17,000 new trees through its Project Green reforestation effort. We continue to evaluate potential actions that might reduce our carbon footprint or otherwise mitigate our environmental impact.
As described above, we are highly committed to our employees, and our policies are designed to promote fairness, equal opportunities, diversity, well-being and professional development within the Company. Our corporate governance structure, led by our Board of Trustees, closely aligns our interests with those of our shareholders, as further described in our annual Proxy Statement.
Available Information
Our website address is http://www.kiterealty.com. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.
Also available on our website are copies of our Code of Business Conduct and Ethics, Code of Ethics for Principal Executive Officer and Senior Financial Officers, Corporate Governance Guidelines, and the charters for each of the committees of our Board of Trustees—the Audit Committee, the Corporate Governance and Nominating Committee, and the Compensation Committee. Copies of our Code of Business Conduct and Ethics, Code of Ethics for Principal Executive Officer and Senior Financial Officers, Corporate Governance Guidelines, and our committee charters are also available from us in print and free of charge to any shareholder upon request. Any person wishing to obtain such copies should contact our Investor Relations department by mail at our principal executive offices.
The SEC maintains a website (http://www.sec.gov) that contains reports, proxy statements, information statements, and other information regarding issuers that file electronically with the SEC.
ITEM 1A. RISK FACTORS
The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time. These factors, among others, may have a material adverse effect on our business, financial condition, operating results and cash flows, including our ability to make distributions to our shareholders. It is not possible to predict or identify all such factors and this list should not be considered a complete statement of all potential risks or uncertainties. We have separated the risks into three categories: (i) risks related to our operations; (ii) risks related to our organization and structure; and (iii) risks related to tax matters.

RISKS RELATED TO OUR OPERATIONS
Inflation rates have increased and may continue to be elevated or increase further, which may adversely affect our financial condition and results of operations.
Prior to 2021, inflation was relatively low for many years and had a minimal impact on our operating and financial performance; however, inflation increased significantly during 2022 and may continue to be elevated or increase further. The sharp rise in inflation has negatively impacted, and could continue to negatively impact, consumer confidence and spending, which has impacted, and could continue to impact, our tenants’ sales and overall health and, in turn, put downward pricing pressure on rents that we are able to charge to new or renewing tenants, and in some cases, our percentage rents. Most of our leases contain provisions designed to mitigate the adverse impact of inflation, including stated rent increases and requirements for tenants to pay a share of operating expenses, including common area maintenance, real estate taxes, insurance or other operating expenses related to the maintenance of our properties, with escalation clauses in most leases. However, the stated rent increases or limits on such tenant’s obligation to pay its share of operating expenses could be lower than the increase in inflation at any given time. Inflation may also limit our ability to recover all of our operating expenses. In addition, a portion of our leases are based on a fixed amount or fixed percentage that is not subject to adjustment for inflation. Increased inflation could have a more pronounced negative impact on our interest and general and administrative expenses, as these costs could increase at a higher rate than our rents charged to tenants. If we are unable to lower our operating costs when revenues decline and/or are unable to pass cost increases onto our tenants, our financial performance could be materially and adversely affected.
Our business, financial condition, performance, and value are subject to risks and conditions associated with real estate assets and the real estate industry.
Our primary business is the ownership, operation, acquisition, development and redevelopment of high-quality, open-air shopping centers and mixed-use assets. Our business, financial condition, results of operations, cash flow, per share trading price of our common shares, and ability to satisfy debt service obligations and make distributions to our shareholders are subject to, and could be materially and adversely affected by, risks associated with acquiring, owning and operating such real estate assets, including events and conditions that are beyond our control such as periods of economic slowdown or recession, declines in the financial condition of our tenants, rising interest rates, difficulty in leasing vacant space or renewing existing tenants, or a decline in the value of our assets, or the public perception that any of these events may occur. Additionally, certain costs of our business, such as insurance, real estate taxes and corporate expenses, are relatively inflexible and generally do not decrease in the event that a property is not fully occupied, rental rates decrease, a tenant fails to pay rent, or other circumstances cause our revenues to decrease. If we are unable to lower our operating costs when revenues decline and/or are unable to fully pass along cost increases to our tenants, our financial condition, operating results and cash flows could be adversely impacted. Also, complying with the REIT requirements may cause us to forgo and/or liquidate otherwise attractive investments, which could have the effect of reducing our income and the amount available for distribution to our shareholders. Thus, compliance with the REIT requirements may hinder our ability to make or, in certain cases, maintain ownership of certain attractive investments, which would impact our financial condition, operating results and cash flows.
Ongoing challenges facing our retail tenants and non-owned anchor tenants, including bankruptcies, financial instability and consolidations, may have a material adverse effect on our business.
We derive the majority of our revenue from retail tenants who lease space from us at our properties, and our ability to generate cash from operations is dependent upon the rents that we are able to charge and collect. The success of our tenants in operating their businesses continues to be impacted by many current economic challenges, which impact their cost of doing business, including, but not limited to, the ability of our tenants to rely on external sources to grow and operate their business, inflation, labor shortages, supply chain constraints, and increased energy prices and interest rates. Sustained weakness in certain sectors of the U.S. economy could result in the bankruptcy or weakened financial condition of a number of retailers, including some of our tenants, and an increase in store closures. Tenants may also choose to consolidate, downsize or relocate their operations for various reasons, including mergers or other restructurings. These events, or other similar events, and economic conditions are beyond our control and could affect the overall economy, as well as specific properties in our portfolio and our overall cash flow and results of operations, including the following (any of which could have a material adverse effect on our business):
•Collections. Tenants may have difficulty paying their rent obligations when due or request rent deferrals, reductions or abatements.
•Leasing. Tenants may delay or cancel lease commencements, decline to extend or renew leases upon expiration, reduce the size of their lease, close stores or declare bankruptcy, which could result in the termination of the tenant’s lease with us and the related loss of rental income. Such terminations or cancellations could result in lease terminations or reductions in rent by other tenants in the same shopping center because of contractual co-tenancy termination or rent reduction rights contained in some leases.
•Re-leasing. We may be unable to re-lease vacated space at attractive rents or at all. In some cases, it may take extended periods of time or increased costs to re-lease a space. The inability to re-lease space at attractive rents, particularly if it involves a substantial tenant or a non-owned anchor tenant in multiple locations, could have a material adverse effect on us.
Tenant bankruptcies could make it difficult for us to collect rent or make claims against a tenant in bankruptcy.
A bankruptcy filing by one of our tenants or a lease guarantor would legally prohibit us from collecting pre-bankruptcy debts or unpaid rent from that tenant or the lease guarantor unless we receive an order from the bankruptcy court permitting us to do so. Such bankruptcies could delay, reduce, or ultimately preclude collection of amounts owed to us, including both past and future rent. A tenant in bankruptcy may attempt to renegotiate their lease or request significant rent concessions. If a lease is assumed by a tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. However, if a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages. Any unsecured claim we hold may be paid only to the extent that funds are available and in the same percentage as is paid to all other holders of unsecured claims. Under bankruptcy laws, there are restrictions that limit the amount of the claim we can make for future rent under a lease if the lease is rejected. As a result, it is likely that we would recover substantially less than the full value of any unsecured claim we hold from a tenant in bankruptcy, which would result in a reduction in our cash flow and could have a material adverse effect on us. As of December 31, 2022, Party City Holdings Inc., Bed Bath & Beyond Inc. and Regal Cinemas, three tenants in our portfolio with a total of 42 locations, may not be successful in implementing their strategic plans to emerge from or avoid bankruptcy; as a result, we have established reserves for these tenants. If they are not successful in their restructuring plans and reduce or stop their payment of rent, our financial condition, operating results and cash flows could be impacted.
The growth of e-commerce may impact our tenants and our business.
Retailers are increasingly impacted by e-commerce and changes in consumer buying habits, which could have an adverse impact on some of our tenants and affect decisions made by current and prospective tenants in leasing space, including reducing the size or number of their retail locations in the future. We cannot predict with certainty how changes in e-commerce will impact the demand for space or the revenue generated at our properties in the future. Although we continue to aggressively respond to these trends, including by entering into or renewing leases with tenants whose businesses are either more resistant to or synergistic with e-commerce and renovating our properties to allow our tenants to serve as last-mile fulfillment functions, the risks associated with e-commerce could have a material adverse effect on the business outlook and financial results of our present and future tenants, which in turn could have a material adverse effect on us.
We face significant competition, which may impact our rental rates, leasing terms and capital improvements.
We compete for tenants with numerous developers, owners and operators of retail shopping centers, and regional and outlet malls, including institutional investors, other REITs, and other owner-operators. As of December 31, 2022, leases representing 9.3% of our total retail ABR were scheduled to expire in 2023. Our competitors may have greater capital resources or be willing to offer lower rental rates or more favorable terms for tenants, such as substantial rent reductions or abatements, tenant allowances or other improvements, and early termination rights, which may pressure us to reduce our rental rates, undertake unexpected capital improvements or offer other terms less favorable to us, which could adversely affect our financial condition. Additionally, if retailers or consumers perceive that shopping at other venues is more convenient, cost-effective or otherwise more attractive, our revenues and results of operations also may suffer. There can be no assurance that in the future we will be able to compete successfully with our competitors in our development, acquisition and leasing activities.
Because of our geographic concentrations, a prolonged economic downturn in certain states and regions could materially and adversely affect our financial condition and results of operations.
The specific markets in which we operate may face challenging economic conditions that could persist into the future. In particular, as of December 31, 2022, rents from our owned retail square footage in the states of Texas, Florida, Maryland, New York, and North Carolina comprised 25.7%, 10.9%, 6.8%, 6.0%, and 5.4% of our base rent, respectively. This level of concentration could expose us to greater market-dependent economic risks than if we owned properties in more geographic regions. Adverse economic or real estate trends in these states or the surrounding regions or any decrease in demand for retail space resulting from the local regulatory environment, business climate or fiscal problems in these states could materially and adversely affect us and our profitability and may limit our ability to meet our financial obligations.
Uninsured losses or losses in excess of insurance coverage could materially and adversely affect us.
We do not carry insurance for generally uninsurable losses such as loss from riots, war or acts of God and, in some cases, floods. In addition, insurance companies may no longer offer coverage against certain types of losses such as environmental liabilities or other catastrophic events or, if offered, the expense of obtaining such coverage may not be justified. Some of our insurance policies, such as those covering losses due to terrorism and floods, are insured subject to limitations, and in the future, we may be unable to renew or duplicate our current insurance coverage at adequate levels or at reasonable prices. Given the continued increase in extreme climate-related events, we have experienced a significant increase in insurance rates for property insurance in 2022 and may continue to do so in the future. The rates for casualty insurance have also increased significantly in 2022 due to an increase in litigation. In addition, tenants generally are required to indemnify and hold us harmless from liabilities resulting from injury to persons or damage to personal or real property on the premises due to activities conducted by them or their agents (including, without limitation, any environmental contamination) and, at the tenant’s expense, obtain and keep in full force during the term of the lease, liability and property damage insurance policies. However, tenants may not properly maintain their insurance policies or have the ability to pay the deductibles associated with such policies. If we experience a loss that is uninsured or exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it impractical or undesirable to use insurance proceeds to replace a property after it has been damaged or destroyed. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.
Developments and redevelopments have inherent risks that could adversely impact us.
As of December 31, 2022, we had three development and redevelopment projects under construction and five redevelopment opportunities currently in the planning stage, including de-leasing space and evaluating development plans and costs with potential tenants and partners. Some of these plans include non-retail uses, such as multifamily housing. New development and redevelopment projects are subject to a number of risks, including the following:
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
In deciding whether to develop or redevelop a particular property, we make certain assumptions regarding the expected future performance of that property, and our financial performance could be materially and adversely affected, or in the case of an unsuccessful redevelopment project, our entire investment could be at risk for loss, or an impairment charge could occur.

Pandemics and other health crises, including the ongoing outbreak of COVID-19, could negatively impact our business, financial performance and condition, operating results and cash flows.
Pandemics, including the ongoing COVID-19 pandemic, as well as both future widespread and localized outbreaks of infectious diseases and other health concerns, and the measures taken to prevent the spread or lessen the impact, could cause a material disruption to the retail industry or the economy as a whole. In 2020 and 2021, the COVID-19 pandemic had, and a future outbreak of a highly infectious or contagious disease or other public health crisis could similarly have, significant repercussions across domestic and global economies, including the retail sector within the U.S., and the financial markets. The COVID-19 pandemic disrupted our business and had a significant adverse effect, and a similar outbreak could, in the future, significantly adversely impact and disrupt our business, financial performance and condition, operating results and cash flows. Additional factors that may negatively impact our ability to operate successfully as a result of COVID-19, include, among others:
•the inability of our tenants to meet their lease obligations to us in full, or at all, due to changes in their businesses or local or national economic conditions, including labor shortages, inflation, or reduced discretionary spending;
•business continuity disruptions and delays in the supply of products or services to us or our tenants from vendors that are needed to operate efficiently, causing costs to rise sharply and inventory to fall; and
•changes in consumer behavior in favor of e-commerce.
The full extent of the impact of a pandemic on our business is largely uncertain and dependent on a number of factors beyond our control, and we are not able to estimate with any degree of certainty the effect a pandemic or measures intended to curb its spread could have on our business, results of operations, financial condition and cash flows.
We and our tenants face risks related to cybersecurity attacks that could cause loss of confidential information and other business disruptions.
We and our tenants rely extensively on information technology systems to process transactions and manage our respective businesses, and as a result, we are at risk from, and may be impacted by, cybersecurity incidents. These cybersecurity incidents may include unintentional or malicious attempts to gain unauthorized access to or acquisition of our data and/or information technology systems by individuals, including employees or contractors, or sophisticated organizations; failures during routine operations such as system upgrades or user errors; network or hardware failures; or introductions of malicious or disruptive software. Such cybersecurity incidents may involve social engineering, business email compromise, cyber extortion, ransomware, denial of service, or attempts to exploit vulnerabilities, or may be predicated by geopolitical events, natural disasters, failures or impairments of telecommunications networks, or other catastrophic events.
Cybersecurity incidents could compromise the confidential information of our employees, tenants, and vendors, disrupt the proper functioning of our networks, result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines, impede our ability to maintain the building systems that our tenants rely on for the efficient use of their leased space, require significant management attention to remedy any damages, result in reputational damage to ourselves or our tenants, or lead to potential litigation or regulatory investigation, increased oversight, or fines. Increased regulation of data collection, use and retention practices, including self-regulation and industry standards, changes in existing laws and regulations, enactment of new laws and regulations, increased enforcement activity, and changes in interpretation of laws, could increase our cost of compliance and operations, limit our ability to grow our business, or otherwise harm us.
We employ a variety of measures to prevent, detect and respond to cybersecurity threats; however, there is no guarantee such efforts will be successful in preventing a cybersecurity incident, and we have been targeted by e-mail phishing attempts and scams in the past. The interpretation and application of cybersecurity and data protection laws and regulations are often uncertain and evolving; there can be no assurance that our security measures will be deemed adequate, appropriate or reasonable by a regulator or court. Moreover, even security measures that are deemed appropriate, reasonable, and/or in accordance with applicable legal requirements may not be able to protect the information we maintain.
Additionally, we rely on a number of service providers and vendors, and cybersecurity risks at these service providers and vendors create additional risks for our information and business. A cybersecurity incident may result in disruption of our operations, material harm to our financial condition, cash flows and the market price of our common shares, misappropriation of assets, compromise or corruption of confidential information collected in the course of conducting our business, liability for stolen information or assets, increased cybersecurity protection and insurance costs, regulatory enforcement, litigation and damage to our stakeholder relationships.

While we have obtained cybersecurity insurance, there are no assurances that the coverage would be adequate in relation to any incurred losses. Moreover, as cyberattacks increase in frequency and magnitude, we may be unable to obtain cybersecurity insurance in amounts and on terms we view as adequate for our operations.
We depend on external financing to fulfill our capital needs, and disruptions in the financial markets could affect our ability to obtain financing on reasonable terms, or at all, and have other material adverse effects on our business.
Partly because of the distribution requirements of being a REIT, we may not be able to fund all future capital needs with income from operations. Consequently, we may rely on external financing to fulfill our capital needs. Disruptions in the financial markets could impact our ability to acquire or develop properties when strategic opportunities exist, satisfy our principal and interest obligations or make distributions to our shareholders. These disruptions could impact the overall amount of debt and equity capital available, our ability to access new capital on acceptable terms, lower loan to value ratios, and cause a tightening of lender underwriting standards and terms and higher interest rate spreads. As a result, we may be unable to refinance or extend our existing indebtedness on favorable terms or at all. We have $284.4 million of debt principal scheduled to mature through December 31, 2023. Our inability to obtain debt or equity capital on favorable terms or at all could (i) result in the disruption of our ability to operate, maintain or reinvest in our portfolio; (ii) force us to dispose of properties on disadvantageous terms, which could adversely affect our ability to service other debt and meet other obligations; (iii) impact our ability to repay or refinance our indebtedness on or before maturity; and (iv) limit our ability to acquire new properties, all of which could have a material adverse effect on our business. If economic conditions deteriorate in any of our markets, we may have to seek less attractive, alternative sources of financing and adjust our business plan accordingly.
We have a significant amount of indebtedness outstanding and rising interest rates could materially adversely affect us.
As of December 31, 2022, we had $3.0 billion of consolidated indebtedness outstanding, of which $183.3 million bore interest at variable rates after giving effect to interest rate swaps. Due to the current high inflation environment, the U.S. Federal Reserve sharply raised short-term interest rates in 2022 to curtail the high inflation levels, which has caused our borrowing costs to rise. The U.S. Federal Reserve may continue to raise interest rates, which could result in adverse impacts on the U.S. economy, including slowing economic growth and potentially a recession. If our interest expense increased significantly, it could materially adversely affect us. For example, if market rates of interest on our variable rate debt outstanding, net of interest rate hedges, as of December 31, 2022 increased by 1%, the increase in interest expense on our unhedged variable rate debt would decrease future cash flows by approximately $1.8 million annually.
We may incur additional debt in connection with various development and redevelopment projects and upon the acquisition of operating properties. Our organizational documents do not limit the amount of indebtedness that we may incur. In addition, we may increase our mortgage debt by obtaining loans secured by some or all of the real estate properties we develop or acquire. We may also borrow funds if necessary to satisfy the requirement that we distribute to shareholders at least 90% of our annual “REIT taxable income” (determined before the deduction for dividends paid and excluding net capital gains) or otherwise as is necessary or advisable to ensure that we maintain our qualification as a REIT for U.S. federal income tax purposes or otherwise avoid paying taxes that can be eliminated through distributions to our shareholders.
Our substantial debt could materially and adversely affect our business in other ways, including by, among other things: (i) requiring us to use a substantial portion of our cash flows from operations to service our indebtedness, which would reduce the available cash to fund general corporate purposes and distributions, (ii) limiting our ability to obtain additional financing to fund our working capital needs, capital expenditures, acquisitions, other debt service requirements or other purposes, (iii) increasing our costs of incurring additional debt and our exposure to variable interest rates, (iv) making us more vulnerable to economic and industry downturns and reducing our flexibility in responding to changing business and economic conditions, and (v) placing us at a competitive disadvantage compared to other real estate investors that have less debt. The impact of any of these potential adverse consequences could have a material adverse effect on us.
We could be adversely affected by the financial and other covenants and provisions contained in our credit facility, term loan agreements and note purchase agreements.
The debt agreements related to our senior unsecured credit facility, senior unsecured term loans and private placement notes require compliance with certain financial and operating covenants, including, among other things, the requirement to maintain maximum unencumbered, secured and consolidated leverage ratios and minimum fixed charge and unencumbered interest coverage ratios, as well as limitations on our ability to incur debt, make dividend payments, sell all or substantially all of our assets and engage in mergers, consolidations and certain acquisitions. Given the restrictions in our debt agreement covenants, we may be limited in our operating and financial flexibility and ability to respond to changes in our business or pursue strategic opportunities in the future, including the ability to obtain additional funds needed to address cash shortfalls or pursue growth opportunities or other accretive transactions. Further, certain of our debt agreements related to our senior unsecured credit facility and certain senior unsecured term loans are priced, in part, on leverage grids that reset quarterly. Deterioration in our leverage covenant calculations could lead to a higher credit spread component within the applicable interest rate for these debt agreements and result in higher interest expense.
In addition, these debt agreements contain certain events of default that include, but are not limited to, failure to (i) make principal or interest payments when due, (ii) perform or observe any term, covenant or condition contained in the agreements, and (iii) maintain certain financial and operating ratios and other criteria, misrepresentations, acceleration of other material indebtedness and bankruptcy proceedings. In the event of a default under any of these agreements, the lenders or holders of our credit agreement, term loan agreements and note purchase agreements would have various rights including, but not limited to, the ability to require the acceleration of the payment of all principal and interest then due and/or to terminate the agreements. The declaration of a default and/or the acceleration of the amount due under any such agreement could have a material adverse effect on our business, limit our ability to make distributions to our shareholders, and prevent us from obtaining additional funds needed to address cash shortfalls or pursue growth opportunities.
The agreements related to our unsecured credit facility, unsecured term loans and private placement notes contain cross-defaults to certain other material indebtedness (including recourse indebtedness in excess of $40.0 million, $50.0 million or $75.0 million, depending on the agreement), such that an “Event of Default” under one of these facilities or loans could trigger an “Event of Default” under the other facilities or loans. These provisions could allow the lending institutions and noteholders to accelerate the amount due under the loans and private placement notes. If payment is accelerated, our liquid assets may not be sufficient to repay such debt in full. As of December 31, 2022, we believe we were in compliance with all applicable covenants under our debt agreements, although there can be no assurance that we will continue to remain in compliance in the future.
Adverse changes in our credit ratings could affect our borrowing capacity and borrowing terms.
Our creditworthiness is rated by nationally recognized credit rating agencies. The credit ratings assigned are based on our operating performance, liquidity and leverage ratios, financial condition and prospects, and other factors viewed by the credit rating agencies as relevant to our industry and the general economic outlook. Our credit rating can affect our ability to access debt capital, as well as the terms of certain existing and future debt financing we may obtain. Since we depend on debt financing to fund the growth of our business, an adverse change in our credit rating, including changes in our credit outlook, or even the initiation of a review of our credit rating that could result in an adverse change, could have a material adverse effect on us. Furthermore, certain of our senior unsecured term loans are priced, in part, on our credit rating. A downgrade of our credit rating could lead to a higher credit spread component within the applicable interest rate for these debt agreements and result in higher interest expense.
We are subject to risks associated with hedging agreements, including potential performance failures by counterparties and termination costs.
We use a combination of interest rate protection agreements, including interest rate swaps, to manage the risks associated with interest rate volatility. This may expose us to additional risks, including a risk that the counterparty to a hedging arrangement may fail to honor its obligations. Developing an effective interest rate risk strategy is complex and no strategy can completely insulate us from the risks associated with interest rate fluctuations. There can be no assurance that our hedging activities will have the desired beneficial effect on our results of operations or financial condition. Further, should we choose to terminate a hedging agreement, there could be significant costs and cash requirements involved to fulfill our initial obligation under such agreement.
We may be adversely affected by changes in LIBOR reporting practices, the method in which LIBOR is determined or the use of alternative reference rates.
As of December 31, 2022, we had approximately $155.0 million of debt and derivatives outstanding that were indexed to the London Interbank Offered Rate (“LIBOR”). Certain tenors of LIBOR will remain available through June 2023; however, LIBOR is no longer permitted to be used in new contracts. During the year ended December 31, 2022, we transitioned a majority of our existing contracts to the Secured Overnight Financing Rate (“SOFR”) and expect to transition the remaining contracts by March 2023. When LIBOR is discontinued, the interest rate for our debt instruments that remain indexed to LIBOR will be determined using various alternative methods, any of which may result in interest obligations that are more than or do not otherwise correlate over time with the payments that would have been made on such debt if LIBOR was available in its current form, which could have a material adverse effect on our financing costs and, as a result, our financial condition, operating results and cash flows.

The replacement of LIBOR with SOFR may adversely affect interest expense related to outstanding debt.
The debt agreements related to our senior unsecured credit facility and senior unsecured term loans require the applicable interest rate or payment amount by reference to SOFR. The use of SOFR-based rates may result in interest rates and/or payments that are higher or lower than the rates and payments that we previously experienced when referenced to LIBOR. SOFR is a relatively new reference rate, has a very limited history and is based on short-term repurchase agreements that are backed by Treasury securities. Changes in SOFR could be volatile and difficult to predict, and there can be no assurance that SOFR will perform similarly to the way LIBOR would have performed at any time. As a result, the amount of interest we may pay on our senior unsecured credit facility and senior unsecured term loans is difficult to predict.
Joint venture investments could be adversely affected by the structure and terms thereof and the activities of our joint venture partners.
As of December 31, 2022, we owned interests in Delray Marketplace and a residential building at One Loudoun Downtown through consolidated joint ventures and interests in the following through unconsolidated joint ventures: a three-property retail portfolio consisting of Livingston Shopping Center, Plaza Volente and Tamiami Crossing, the hotel component at Eddy Street Commons, the multifamily component at Glendale Town Center, and the development project at The Corner, and in the future, we may seek to co-invest with third parties through other joint ventures. Our joint ventures and the value and performance of such investments may involve risks not present with respect to our wholly owned properties, including (i) shared decision-making authority, which may prevent us from taking actions that are in our best interest, (ii) restrictions on the ability to sell our interests in the joint ventures without the other partners’ consent, (iii) potential conflicts of interest or other disputes, including potential litigation or arbitration that would prevent management from focusing their time and effort on our business, (iv) potential losses or increased costs or expenses arising from actions taken in respect of the joint ventures, (v) actions by our partners that could jeopardize our REIT status, require us to pay taxes or subject the properties owned by the joint venture to liabilities greater than those contemplated by the terms of the joint venture agreements, and (vi) joint venture agreements may contain buy-sell provisions pursuant to which one partner may initiate procedures requiring us to buy the other partner’s interest, all of which could affect our business, financial condition, results of operations and cash flows.
To the extent we pursue acquisitions in the future, we may not be successful in acquiring desirable operating properties, which may impede our growth.
From time to time, consistent with our business strategy, we evaluate the market and may acquire properties when we believe strategic opportunities exist. When we pursue acquisitions, we may face competition from other real estate investors, which could (i) limit our ability to acquire properties, (ii) increase the purchase price we are required to pay, thus reducing the return to our shareholders, and (iii) cause us to agree to material restrictions or limitations in the acquisition agreements. In addition, properties we acquire in the future may fail to achieve the expected occupancy and/or rental rates within the projected time frame if at all, which may result in the properties’ failure to achieve the expected investment returns. These factors and any others could impede our growth and adversely affect our financial condition and results of operations.
We may be unable to sell properties at the time we desire, on favorable terms or at all, which could limit our ability to access capital through dispositions.
Real estate investments generally cannot be sold quickly. Our ability to dispose of properties on advantageous terms depends on factors beyond our control, and we cannot predict the various market conditions affecting real estate investments that will exist in the future. We may not be able to dispose of any of our properties on terms favorable to us or at all, and each individual sale will depend on, among other things, economic and market conditions, competition from other sellers, individual asset characteristics and the availability of potential buyers and favorable financing terms at the time. Further, we may incur expenses and transaction costs in connection with dispositions.
In addition, the Internal Revenue Code of 1986, as amended (the “Code”) generally imposes a 100% penalty tax on gain recognized by REITs upon the disposition of assets if the assets are held primarily for sale in the ordinary course of business rather than for investment, which could cause us to forego or defer sales of properties that might otherwise be in our best interest to sell, which may limit our ability to appropriately adjust our portfolio mix in response to market conditions. We will also be subject to income taxes on gains from the sale of any properties owned by any taxable REIT subsidiary (“TRS”).

We could experience a decline in the fair value of our real estate assets and be subject to impairment charges, which could be material.
Our long-lived assets, primarily real estate held for investment, are carried at cost unless circumstances indicate that the carrying value of the assets may not be recoverable through future operations. Changes in our disposition strategy or in the marketplace may alter the hold period of an asset or group of assets, which may result in an impairment loss that could be material to our financial condition or operating performance. To the extent the carrying value of the asset exceeds the estimated undiscounted cash flows, an impairment loss is recognized equal to the excess of the carrying value over the estimated fair value (which is highly subjective and involves a significant degree of management judgment regarding various inputs). We did not record any impairment charges during the years ended December 31, 2022, 2021 and 2020. There can be no assurance that we will not record charges in the future related to the impairment of our assets, which could have a material adverse effect on our results of operations in the period in which the charge is recognized.
We could be materially and adversely affected if we are found to be in breach of a ground lease at one of our properties or are unable to renew a ground lease.
As of December 31, 2022, we had 10 properties in our portfolio that are either completely or partially on land that is owned by third parties and leased to us pursuant to ground leases. If we are found to be in breach of a ground lease and that breach cannot be cured or we are unable to extend the lease terms or purchase the fee interest in the underlying land prior to expiration, as to which no assurance can be given, we could lose our interest in the improvements and the right to operate the property. As a result, we would be unable to derive income from such property. Assuming we exercise all available options to extend the terms of our ground leases, our ground leases will expire between 2043 and 2115. In certain cases, our ability to exercise the extension option is subject to the condition that we are not in default at the time we exercise such option, and we can provide no assurances that we will be able to exercise the extension options.
Natural disasters, severe weather conditions, the effects of climate change and related legislation and regulations, and terrorism could have an adverse effect on us.
Our properties are located in many areas that are subject to, or have been affected by, natural disasters and severe weather conditions such as hurricanes, tropical storms, tornadoes, earthquakes, droughts, floods and fires. Changing weather patterns and climatic conditions, primarily as a result of climate change, may affect the predictability and frequency of natural disasters in some parts of the world and create additional uncertainty as to future trends and exposures, including certain areas in which our portfolio is concentrated such as Texas, Florida, Maryland, New York, and North Carolina. Over time, the occurrence of natural disasters, severe weather conditions and changing climatic conditions can delay new development and redevelopment projects, increase costs to repair or replace damaged properties and future insurance costs, and negatively impact the demand for leased space in the affected areas, or in extreme cases, affect our ability to operate the properties at all.
Additionally, changes in federal and state legislation and regulations on climate could result in increased costs and expenses, such as utility expenses and/or capital expenditures to improve the energy efficiency of our existing properties, or potentially result in fines for non-compliance.
Potential terrorist attacks and other acts of violence could also harm the demand for, and the value of, our properties, including through damage, destruction, or loss at our properties, increased security costs, utility outages, and limited availability of terrorism insurance. Such acts could impact our tenants’ abilities to meet their lease obligations, make it difficult for us to renew or re-lease space at our properties at lease rates equal to or above historical rates, or result in increased volatility in the financial markets and economies.
Any one of these events might decrease demand for real estate, decrease or delay the occupancy at our properties, and limit our access to capital or increase our cost of raising capital.
We could incur significant costs related to environmental matters, and our efforts to identify environmental liabilities may not be successful.
Under various laws, ordinances and regulations, an owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at a property and be held liable for property damage and investigation and the cost of clean-up. Some properties in our portfolio contain, may have contained or are adjacent to or near other properties that have contained or currently contain underground storage tanks for petroleum products or other hazardous or toxic substances, and some of our properties have tenants that may use hazardous or toxic substances in the course of their businesses. Indemnities in our lease agreements may not fully protect us in the event that a tenant responsible for environmental non-compliance or contamination becomes insolvent. The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate them, may adversely affect our ability to sell or rent such property or borrow using such property as collateral. In connection with the ownership, operation and management of real properties, we are potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and injuries to persons and property, liens on contaminated sites, and restrictions on operations. We may also be liable to third parties for damage and injuries resulting from environmental contamination emanating from the real estate we own or operate. Finally, certain of our properties have confirmed asbestos-containing building materials (“ACBM”) and other properties may contain such materials based on the date of building construction. Environmental laws require that ACBM be properly managed and maintained, and fines and penalties may be imposed on building owners or operators for failure to comply with these requirements. The laws also may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers.
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
Our properties must comply with Title III of the ADA to the extent that such properties are public accommodations as defined by the ADA. Noncompliance with the ADA could result in orders requiring us to spend substantial sums to cure violations and pay attorneys’ fees or other amounts. Although we believe our properties substantially comply with the present requirements of the ADA, we have not conducted an audit or investigation of all of our properties to determine our compliance. While our tenants typically are obligated to cover costs associated with compliance, if required changes involve greater expenditures or faster timelines than anticipated, the ability of these tenants to cover costs could be adversely affected. In addition, we are required to operate the properties in compliance with fire and safety regulations, building codes and other land use regulations as they are adopted by governmental agencies and bodies and become applicable to the properties. We may be required to make substantial capital expenditures to comply with these regulations, and we may be restricted in our ability to renovate the properties subject to these requirements, which could affect our cash flows and results of operations.
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
(1) There are ownership limits and restrictions on transferability in our declaration of trust. In order for us to qualify as a REIT, no more than 50% of the value of our outstanding shares may be owned, actually or constructively, by five or fewer individuals at any time during the last half of each taxable year. To ensure that we will not fail to satisfy this requirement and for anti-takeover reasons, our declaration of trust generally prohibits any shareholder (other than an excepted holder or certain designated investment entities, as defined in our declaration of trust) from owning (actually, constructively or by attribution), more than 7% of the value or number, whichever is more restrictive, of our outstanding common shares. Our declaration of trust provides an excepted holder limit that allows certain members of the Kite family (and certain entities controlled by Kite family members), as a group, to own more than 7% of our outstanding common shares, subject to applicable tax attribution rules. Currently, one of the excepted holders would be attributed all of the common shares owned by each other excepted holder and, accordingly, the excepted holders as a group would not be allowed to own in excess of 21.5% in value or number, whichever is more restrictive, of our common shares. If at a later time there were not one excepted holder that would be attributed all of the shares owned by the excepted holders as a group, the excepted holder limit would not permit each excepted holder to own 21.5% of our common shares. Rather, the excepted holder limit would prevent two or more excepted holders who are treated as individuals under the applicable tax attribution rules from owning a higher percentage of our common shares than the maximum amount of common shares that could be owned by any one excepted holder (21.5%), plus the maximum amount of common shares that could be owned by any one or more other individual common shareholders who are not excepted holders (7%). Certain entities that are defined as designated investment entities in our declaration of trust, which generally include pension funds, mutual funds, and certain investment management companies, are permitted to own up to 9.8% in value or number, whichever is more restrictive, of the outstanding shares of any class or series of shares so long as each beneficial owner of the shares owned by such designated investment entity would satisfy the 7% ownership limit if those beneficial owners owned directly their proportionate share of the common shares owned by the designated investment entity. Our Board of Trustees may waive, and has waived in the past, the ownership limits subject to certain conditions. In addition, our declaration of trust contains certain other ownership restrictions intended to prevent us from earning income from related parties if such income would cause us to fail to comply with the REIT gross income requirements. The various ownership restrictions may discourage a tender offer or other change of control transaction or compel a shareholder who has acquired our common shares in excess of these ownership limitations to dispose of the additional shares.
(2) Our declaration of trust permits our Board of Trustees to issue preferred shares with terms that may discourage a third party from acquiring us. Our declaration of trust permits our Board of Trustees to issue up to 20.0 million preferred shares, having those preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications, or terms or conditions of redemption as determined by our Board of Trustees.
(3) Our declaration of trust and bylaws contain other possible anti-takeover provisions. Our declaration of trust and bylaws contain other provisions such as advance notice requirements for shareholder proposals, the ability of our Board of Trustees to reclassify shares or issue additional shares, and the absence of cumulative voting rights that may have the effect of delaying, deferring or preventing a change in control of the Company or the removal of existing management.
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
Our bylaws provide that the Circuit Court for Baltimore City, Maryland will be the exclusive forum for any internal corporate claims and other matters, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our trustees, officers, employees or shareholders.
Our bylaws provide that the Circuit Court for Baltimore City, Maryland, or, if that Court does not have jurisdiction, the United States District Court for the District of Maryland, Northern Division, shall be the sole and exclusive forum for (i) any Internal Corporate Claim as defined under the MGCL, (ii) any derivative action or proceeding brought in the right or on behalf of the Company, (iii) any action asserting a claim of breach of any duty owed by any trustee, officer, employee or agent of the Company to the Company or our shareholders, (iv) any action asserting a claim against the Company or any trustee, officer, employee or agent of the Company arising pursuant to any provision of the MGCL, our Declaration of Trust or our bylaws, or (v) any action asserting a claim against the Company or any trustee, officer, employee or agent of the Company that is governed by the internal affairs doctrine.
The federal district courts of the United States shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Since Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder, there is uncertainty as to whether a court would enforce an exclusive forum provision for actions arising under the Securities Act. The provision may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our trustees, officers, employees or shareholders, which may discourage such lawsuits. Alternatively, if a court were to find the choice of forum provision contained in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially and adversely affect us.
Heightened focus on corporate responsibility, specifically related to environmental, social and governance (“ESG”) factors, may impose additional costs and expose us to risks that could adversely impact our financial condition and the price of our securities.
Investors and other stakeholders have become more focused on understanding how companies address a variety of ESG factors and may use these factors to guide their investment strategies. Potential and current employees, vendors and business partners may also consider these factors when establishing and extending relationships with us. We are focused on being a responsible corporate citizen and provide disclosure regarding our existing ESG programs within our Corporate Responsibility Report for 2021, which is published on our website. We also use GRESB, an independent organization that provides validated ESG performance data and peer benchmarks, as a method of engaging with shareholders. The focus and activism related to ESG and related matters may constrain our business operations or increase expenses. We may face reputational damage in the event our corporate responsibility initiatives do not meet the standards set by various constituencies, including those of third-party providers of corporate responsibility ratings and reports. In addition, the SEC is currently evaluating potential new ESG disclosures and other requirements that would impact us. Furthermore, should peer companies outperform us in such metrics, potential or current investors may elect to invest with our competitors, and employees, vendors and business partners may choose not to do business with us, which could have an adverse impact on our financial condition and the price of our securities.
Our rights and the rights of our shareholders to take action against our trustees and officers are limited.
Maryland law provides that a trustee has no liability in that capacity if he or she satisfies his or her duties to us and our shareholders. Under current Maryland law, our trustees and officers will not have any liability to us or our shareholders for money damages, except for liability resulting from (a) actual receipt of an improper benefit or profit in money, property or services or (b) active or deliberate dishonesty established in a judgment or other final adjudication to be material to the cause of action.
In addition, our charter and bylaws require us to indemnify our trustees and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. As a result, we and our shareholders may have more limited rights against our trustees and officers than might otherwise exist. Accordingly, in the event that actions taken in good faith by any of our trustees or officers impede our performance, our shareholders’ ability to recover damages from such trustees or officers will be limited. In addition, we will be obligated to advance the defense costs incurred by our trustees and executive officers and may, in the discretion of our Board of Trustees, advance the defense costs incurred by our officers, employees and other agents, in connection with legal proceedings.
Certain officers and trustees may have interests that conflict with the interests of shareholders.
Certain of our officers own limited partner units in our Operating Partnership. These individuals may have personal interests that conflict with the interests of our shareholders with respect to business decisions affecting us and our Operating Partnership, such as interests in the timing and pricing of property dispositions or refinancing transactions in order to obtain favorable tax treatment. As a result, the effect of certain transactions on these unit holders may influence our decisions affecting property dispositions or refinancing transactions.
Departure or loss of our key officers could have an adverse effect on us.
Our future success depends, to a significant extent, upon the continued services of our existing officers whose experience in real estate acquisitions, developments, finance and management is a critical element of our future success. If one or more of our key officers were to die, become disabled or otherwise leave the Company, we may not be able to replace this person with an executive of equal skill, ability, and industry expertise within a reasonable timeframe, which could negatively affect our operations and financial condition.
The cash available for distribution to our shareholders may not be sufficient to pay distributions at expected levels, nor can we assure you of our ability to make distributions in the future, and we may use borrowed funds to make cash distributions and/or choose to make distributions in part payable in our common shares.
To qualify as a REIT, we are required to distribute to our shareholders each year at least 90% of our “REIT taxable income” (determined before the deduction for dividends paid and excluding net capital gains). In order to eliminate U.S. federal income tax, we are required to distribute annually 100% of our net taxable income, including capital gains. If cash available for distribution generated by our assets decreases in future periods from expected levels, our inability to make expected distributions could result in a decrease in the market price of our common shares. All distributions will be made at the discretion of our Board of Trustees and will depend upon our earnings, financial condition, maintenance of our REIT qualification and other factors as our Board of Trustees may deem relevant from time to time. We may not be able to make distributions in the future at current levels or at all. In addition, some of our distributions may include a return of capital. To the extent we decide to make distributions in excess of our current and accumulated earnings and profits, such distributions would generally be considered a return of capital for U.S. federal income tax purposes to the extent of the holder’s adjusted tax basis in their common shares. A return of capital is not taxable, but it has the effect of reducing the holder’s adjusted tax basis in their investment. To the extent that distributions exceed the adjusted tax basis of a holder’s shares, they will be treated as gain from the sale or exchange of such shares. If we borrow to fund distributions, our future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been. Finally, although we do not currently intend to do so, in order to maintain our REIT qualification, we may make distributions that are in part payable in our common shares. Taxable shareholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income to the extent of our current or accumulated earnings and profits and may be required to sell shares received in such distribution or sell other shares or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a significant number of our shareholders determine that they need to sell common shares in order to pay taxes owed on dividend income, such sale may put downward pressure on the market price of our common shares.
Future offerings of debt securities, which would be senior to our equity securities, may adversely affect the market price of our common shares.
In the future, we may attempt to increase our capital resources by making offerings of debt securities, including unsecured notes, medium term notes, and senior or subordinated notes, as well as debt securities that are convertible into equity. Holders of our debt securities will generally be entitled to receive interest payments, both current and in connection with any liquidation or sale, prior to the holders of our common shares. Future offerings of debt securities, or the perception that such offerings may occur, may reduce the market price of our common shares and/or the distributions we pay with respect to our common shares. Because we may generally issue such debt securities in the future without obtaining the consent of our shareholders, our shareholders will bear the risk of future offerings reducing the market prices of our equity securities.
RISKS RELATED TO TAX MATTERS
If the Merger did not qualify as a reorganization, there may be adverse tax consequences.
The parties intended that the Merger will be treated as a reorganization within the meaning of Section 368(a) of the Code, and it was a condition to the Merger that we and RPAI received opinions from each party’s respective counsel to the effect that, for U.S. federal income tax purposes, the Merger constitutes a reorganization within the meaning of Section 368(a) of the Code. These tax opinions represent the legal judgment of counsel rendering the opinion and are not binding on the Internal Revenue Service (the “IRS”) or the courts. If the Merger were to fail to qualify as a reorganization, U.S. holders of shares of RPAI common stock generally would recognize gain or loss, as applicable, equal to the difference between (i) the sum of the fair market value of the Company’s common shares and cash in lieu of fractional common shares of the Company received by such holder in the Merger and (ii) such holder’s adjusted tax basis in their RPAI common stock.
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
•for tax years beginning after December 31, 2022, we would possibly be subject to certain taxes enacted by the Inflation Reduction Act of 2022 that are applicable to non-REIT corporations, including the nondeductible one percent excise tax on certain stock repurchases;

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
In addition, if there is an adjustment to RPAI’s taxable income or deductions for dividends paid, we could elect to use the deficiency dividend procedure in order to maintain RPAI’s REIT status. That deficiency dividend procedure could require us to make significant distributions to our shareholders and pay significant interest to the IRS.
As a result of these factors, our failure (before or after the Merger), or RPAI’s failure (before the Merger), to qualify as a REIT could impair our ability to grow our business and raise capital and would materially adversely affect the value of our common shares.
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
In addition, any net taxable income earned directly by our TRS, or through entities that are disregarded for U.S. federal income tax purposes as entities separate from our TRS, will be subject to U.S. federal and possibly state corporate income tax. We have elected to treat Kite Realty Holdings, LLC as a TRS. In addition, in connection with the Merger, we assumed RPAI’s existing TRS, IWR Protective Corporation, as a TRS of the Operating Partnership, and we may elect to treat other subsidiaries as TRSs in the future. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a TRS will be subject to an appropriate level of U.S. federal income taxation. For example, a TRS is limited in its ability to deduct interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives or on some deductions taken by the TRS if the economic arrangements between the REIT, the REIT’s tenants, and the TRS are not comparable to similar arrangements between unrelated parties. Finally, some state and local jurisdictions may tax some of our income even though as a REIT, we are not subject to U.S. federal income tax on that income because not all states and localities treat REITs the same way they are treated for U.S. federal income tax purposes. To the extent that we and our affiliates are required to pay U.S. federal, state and local taxes, we will have less cash available for distributions to our shareholders.
REIT distribution requirements may increase our indebtedness.
We may be required from time to time, under certain circumstances, to accrue income for tax purposes that has not yet been received. In such event, or upon our repayment of principal on our outstanding debt, we could have taxable income without sufficient cash to enable us to meet the distribution requirements of a REIT. Accordingly, we could be required to borrow funds or liquidate investments on adverse terms in order to meet these distribution requirements. Additionally, the sale of properties resulting in significant tax gains could require higher distributions to our shareholders or payment of additional income taxes in order to maintain our REIT status.
Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.
The REIT provisions of the Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate risk will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges interest rate risk on liabilities used to carry or acquire real estate assets or manages the risk of certain currency fluctuations, and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that does not meet these requirements will generally constitute non-qualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear.
Complying with the REIT requirements may cause us to forgo and/or liquidate otherwise attractive investments.
To qualify as a REIT, we must continually satisfy tests concerning, among other things, (i) the sources of our income, (ii) the nature and diversification of our assets, (iii) the amounts we distribute to our shareholders, and (iv) the ownership of our common shares. In order to meet these tests, we may be required to forgo investments we might otherwise make or liquidate from our portfolio investments that otherwise would be considered attractive. In addition, we may be required to make distributions to our shareholders at disadvantageous times or when we do not have funds readily available. These actions could reduce our income and amounts available for distribution to our shareholders. Thus, compliance with the REIT requirements may hinder our performance.
Dividends paid by REITs generally do not qualify for effective tax rates as low as dividends paid by non-REIT “C” corporations.
The maximum rate applicable to “qualified dividend income” paid by non-REIT “C” corporations to certain non-corporate U.S. shareholders has been reduced by legislation to 23.8% (taking into account the 3.8% Medicare tax applicable to net investment income). Dividends payable by REITs, however, generally are not eligible for the reduced rates. Effective for taxable years beginning before January 1, 2026, non-corporate shareholders may deduct 20% of their dividends from REITs (excluding qualified dividend income and capital gains dividends). For non-corporate shareholders in the top marginal tax bracket of 37%, the deduction for REIT dividends yields an effective income tax rate of 29.6% on REIT dividends, which is higher than the 20% tax rate on qualified dividend income paid by non-REIT “C” corporations. This does not adversely affect the taxation of REITs; however, it could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the shares of non-REIT “C” corporations that pay dividends, which could adversely affect the value of our common shares.
If a transaction intended to qualify as a Code Section 1031 tax-deferred exchange (a “1031 Exchange”) is later determined to be taxable, we may face adverse consequences.
From time to time, we may dispose of properties in transactions that are intended to qualify as 1031 Exchanges. It is possible that the qualification of a transaction as a 1031 Exchange could be challenged and determined to be currently taxable. In such case, our taxable income and earnings and profits would increase, which could increase the income applicable to our shareholders and, therefore, may require additional distributions to shareholders or, in lieu of that, require us to pay corporate income tax, possibly including interest and penalties. Moreover, it is possible that legislation could be enacted that could modify or repeal the laws with respect to 1031 Exchanges, which could make it more difficult or impossible for us to dispose of properties on a tax-deferred basis.

If the Operating Partnership fails to qualify as a partnership for U.S. federal income tax purposes, we could fail to qualify as a REIT and suffer other adverse consequences.
We believe that our Operating Partnership is organized and operated in a manner so as to be treated as a partnership and not an association or a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes. As a partnership, our Operating Partnership is not subject to U.S. federal income tax on its income. Instead, each of the partners is allocated its share of our Operating Partnership’s income. No assurance can be provided, however, that the IRS will not challenge our Operating Partnership’s status as a partnership for U.S. federal income tax purposes or that a court would not sustain such a challenge. If the IRS were successful in treating our Operating Partnership as an association or publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, would cease to qualify as a REIT. Also, the failure of the Operating Partnership to qualify as a partnership would cause it to become subject to U.S. federal corporate income tax, which would reduce significantly the amount of cash available for distribution to its partners, including us.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
As of December 31, 2022, we owned interests in a portfolio of 183 operating retail properties totaling approximately 28.8 million square feet and one office property with 0.3 million square feet in 24 states. Of the 183 operating retail properties, 11 contain an office component. We also own interests in three development projects under construction. See “Schedule III – Consolidated Real Estate and Accumulated Depreciation” for a list of encumbrances on our properties.
Operating Properties
The following table summarizes the geographic diversity of the Company’s retail operating properties by region and state, ranked by ABR, as of December 31, 2022 (GLA and ABR in thousands):

Region/State	Number of Properties(1)	Owned GLA/NRA(2)	Total Weighted Retail ABR(3)	% of Weighted Retail ABR(3)
South
Texas	45	7,620	$148,879	25.7%
Florida	30	3,580	62,804	10.9%
Maryland	9	1,784	39,074	6.8%
North Carolina	8	1,536	31,443	5.4%
Virginia	7	1,135	29,566	5.1%
Georgia	10	1,707	26,235	4.5%
Tennessee	3	580	8,317	1.4%
Oklahoma	3	505	7,951	1.4%
South Carolina	2	258	3,126	0.5%
Total South	117	18,705	357,395	61.7%

West
Washington	10	1,683	30,979	5.4%
Nevada	5	839	27,794	4.8%
California	3	655	16,416	2.8%
Arizona	5	725	15,116	2.6%
Utah	2	388	8,026	1.4%
Total West	25	4,290	98,331	17.0%

Midwest
Indiana	15	1,624	29,290	5.1%
Illinois	8	1,163	24,360	4.2%
Michigan	1	308	7,150	1.2%
Missouri	1	453	4,197	0.7%
Ohio	1	236	1,912	0.3%
Total Midwest	26	3,784	66,909	11.5%

Northeast
New York	8	1,083	34,553	6.0%
New Jersey	4	340	11,681	2.0%
Massachusetts	1	272	4,873	0.8%
Connecticut	1	206	3,639	0.6%
Pennsylvania	1	136	1,982	0.4%
Total Northeast	15	2,037	56,728	9.8%

Total	183	28,816	$579,363	100.0%
(1)Number of properties represents consolidated and unconsolidated retail properties.
(2)Owned GLA/NRS represents gross leasable area owned by the Company and excludes the square footage of development and redevelopment projects.
(3)Total weighted retail ABR and percent of weighted retail ABR includes ground lease rent and represents the Company’s share of the ABR at consolidated and unconsolidated properties.

Development and Redevelopment Projects
 In addition to our operating properties, as of December 31, 2022, we owned an interest in three development projects currently under construction. The following table sets forth information with respect to the Company’s active development projects as of December 31, 2022 (dollars in thousands):

Project	Metropolitan Statistical Area (MSA)	KRG Ownership %	Projected Completion Date(1)	Total Commercial GLA	Total Multifamily Units	Total Project Costs – at KRG's Share(2)	KRG Equity Requirement(2)	KRG Remaining Spend	Estimated Stabilized NOI to KRG	Estimated Remaining NOI to Come Online(3)
Active Projects
The Landing at Tradition – Phase II	Port St. Lucie, FL	100%	Q3 2023	39,900	—	$11,200	$11,200	$4,600	$1.1M–$1.2M	$0.3M–$0.5M
Carillon MOB	Washington, D.C./Baltimore	100%	Q4 2024	126,000	—	59,700	59,700	39,600	$3.5M–$4.0M	$2.2M–$2.7M
The Corner – IN(4)	Indianapolis, IN	50%	Q4 2024	24,000	285	31,900	—	—	$1.7M–$1.9M	$1.7M–$1.9M
Total				189,900	285	$102,800	$70,900	$44,200	$6.3M–$7.1M	$4.2M–$5.1M
(1)Projected completion date represents the earlier of one year after completion of project construction or substantial occupancy of the property.
(2)Total project costs and KRG equity requirement represent costs to KRG post-merger and exclude any costs spent to date prior to the merger.
(3)Estimated remaining NOI to come online excludes in-place NOI and NOI related to tenants that have signed leases but have not yet commenced paying rent.
(4)The Company does not have any equity requirements related to this development. Total project costs are at KRG’s share and are net of KRG’s share of a $13.5 million TIF.

Tenant Diversification
No individual retail tenant accounted for more than 2.5% of the portfolio’s ABR for the year ended December 31, 2022. The following table summarizes the top 25 tenants at the Company’s retail properties based on minimum rents in place as of December 31, 2022 (GLA and dollars in thousands):

Tenant	Primary DBA/ Number of Stores	Number of Stores(1)	Total Leased GLA/NRA(2)	ABR(3)	% of Weighted ABR(4)
The TJX Companies, Inc.	T.J. Maxx (18), Marshalls (12), HomeGoods (11), Homesense (2), T.J. Maxx & HomeGoods combined (2)	45	1,323	$14,469	2.5%
Best Buy Co., Inc.	Best Buy (15), Pacific Sales (1)	16	633	11,204	1.9%
Ross Stores, Inc.	Ross Dress for Less (31), dd’s DISCOUNTS (1)	32	908	10,648	1.8%
PetSmart, Inc.		32	657	10,525	1.8%
Gap Inc.	Old Navy (25), The Gap (3), Banana Republic (3), Athleta (3)	34	455	8,348	1.4%
Bed Bath & Beyond Inc.	Bed Bath & Beyond (14), buybuy BABY (9)	23	613	8,277	1.4%
Dick’s Sporting Goods, Inc.	Dick’s Sporting Goods (12), Golf Galaxy (1)	13	652	8,265	1.4%
Michaels Stores, Inc.	Michaels	28	631	8,250	1.4%
Publix Super Markets, Inc.		14	669	6,884	1.2%
Lowe’s Companies, Inc.		6	—	5,838	1.0%
The Kroger Co.	Kroger (6), Harris Teeter (2), QFC (1), Smith’s (1)	10	355	5,753	1.0%
Total Wine & More		14	332	5,688	1.0%
BJ’s Wholesale Club, Inc.		3	115	5,464	1.0%
Petco Health And Wellness Company, Inc.		22	299	5,461	0.9%
Ulta Beauty, Inc.		25	259	5,388	0.9%
Albertsons Companies, Inc.	Safeway (3), Jewel-Osco (2), Tom Thumb (2)	7	395	5,040	0.9%
Five Below, Inc.		29	258	4,945	0.9%
Fitness International, LLC		6	242	4,884	0.9%
Burlington Stores, Inc.		9	473	4,881	0.8%
Kohl’s Corporation		7	361	4,865	0.8%
Nordstrom, Inc.		8	259	4,494	0.8%
Ahold U.S.A. Inc.	Stop & Shop (3), Giant Foods (1)	4	239	4,493	0.8%
DSW Designer Shoe Warehouse		16	314	4,482	0.8%
Walgreens Boots Alliance, Inc.		8	133	4,453	0.8%
Office Depot, Inc.	Office Depot (11), OfficeMax (3)	14	308	4,380	0.8%
Total Top Tenants		425	10,883	$167,379	28.9%
(1)Number of stores represents stores at consolidated and unconsolidated properties.
(2)Total leased GLA/NRA excludes the square footage of structures located on land owned by the Company and ground-leased to tenants.
(3)ABR represents the monthly contractual rent for December 31, 2022 for each applicable tenant multiplied by 12 and does not include tenant reimbursements. ABR represents 100% of the ABR at consolidated properties and the Company’s share of the ABR at unconsolidated properties.
(4)Percent of weighted ABR includes ground lease rent and represents the Company’s share of the ABR at consolidated and unconsolidated properties.

Lease Expirations
In 2023, leases representing 9.3% of total retail ABR are scheduled to expire. The following table summarizes scheduled lease expirations for retail tenants and tenants open for business at in-process development projects as of December 31, 2022, assuming none of the tenants exercise renewal options (dollars in thousands, except per square foot data):

		Expiring GLA – Retail(2)				Expiring ABR per Sq. Ft.(3)
	Number of Expiring Leases(1)	Shop Tenants	Anchor Tenants	Expiring ABR (Pro rata)	% of Total ABR (Pro rata)	Shop Tenants	Anchor Tenants	Total
2023	492	1,146,406	1,008,007	$50,308	9.3%	$30.13	$15.73	$23.38
2024	613	1,449,645	2,526,203	78,042	14.4%	31.81	13.47	20.41
2025	483	1,158,554	2,483,431	67,122	12.4%	30.96	12.89	18.69
2026	454	1,030,060	2,388,356	65,349	12.1%	30.86	14.38	19.42
2027	512	1,188,641	2,502,486	71,206	13.2%	31.13	13.83	19.42
2028	349	823,943	2,504,354	61,876	11.4%	32.95	13.88	18.60
2029	186	457,296	1,184,686	34,359	6.4%	32.86	16.43	20.98
2030	137	417,559	584,298	20,861	3.9%	29.46	15.00	20.97
2031	128	346,289	619,508	20,991	3.9%	32.11	16.11	21.81
2032	162	403,952	1,079,063	27,866	5.2%	31.03	14.73	19.20
Beyond	170	400,146	1,567,163	42,245	7.8%	34.58	18.16	21.49
	3,686	8,822,491	18,447,555	$540,225	100.0%	$31.43	$14.55	$20.05
(1)Lease expirations table reflects rents in place as of December 31, 2022 and does not include option periods; 2023 expirations include 44 month-to-month retail tenants. This column also excludes ground leases.
(2)Expiring GLA excludes the square footage of structures located on land owned by the Company and ground-leased to tenants.
(3)ABR represents the monthly contractual rent as of December 31, 2022 for each applicable tenant multiplied by 12. Excludes tenant reimbursements and ground lease revenue.
Lease Activity – New and Renewal
During 2022, the Company executed new and renewal leases on 782 individual spaces totaling 4.9 million square feet (12.6% cash leasing spread on 532 comparable leases). New leases were signed on 252 individual spaces for 1.1 million square feet of GLA (37.8% cash leasing spread on 95 comparable leases), while renewal leases were signed on 530 individual spaces for 3.7 million square feet of GLA (8.6% cash leasing spread on 437 comparable leases). Comparable new and renewal leases are defined as those for which the space was occupied by a tenant within the last 12 months.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common shares trade on the New York Stock Exchange (the “NYSE”) under the symbol “KRG.” On February 15, 2023, the closing price of our common shares on the NYSE was $22.60.
Holders
On February 15, 2023, there were 10,029 registered holders of record of our common shares, which does not include beneficial or non-registered holders that held their shares through various brokerage firms. This figure does not represent the actual number of beneficial owners of our common shares because our common shares are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.
Distributions, if any, will be declared and paid at the discretion of our Board of Trustees and will depend upon a number of factors, including the amount of cash generated by operating activities, our financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Code, and such other factors as our Board of Trustees deem relevant.
Distributions by us to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes will be taxable to shareholders as either ordinary dividend income or capital gain income if so declared by us. Distributions in excess of taxable earnings and profits generally will be treated as a non-taxable return of capital. These distributions, to the extent they do not exceed the shareholder’s adjusted tax basis in its common shares, have the effect of deferring taxation until the sale of a shareholder’s common shares. To the extent that distributions are both in excess of taxable earnings and profits and the shareholder’s adjusted tax basis in its common shares, the distribution will be treated as gain from the sale of common shares. In order to maintain our qualification as a REIT, we must make annual distributions to shareholders of at least 90% of our “REIT taxable income” (determined before the deduction for dividends paid and excluding net capital gains) and we must make distributions to shareholders equal to 100% of our net taxable income to eliminate U.S. federal income tax liability. Under certain circumstances, we could be required to make distributions in excess of cash available for distributions in order to meet such requirements. For the taxable year ended December 31, 2022, approximately 86.1% of our distributions to shareholders constituted taxable ordinary income dividends and approximately 13.9% constituted taxable capital gains dividends.
Under our Revolving Facility, we are permitted to make distributions to our shareholders provided that no event of default exists. If an event of default exists, we may only make distributions sufficient to maintain our REIT status. However, we may not make any distributions if any event of default resulting from nonpayment or bankruptcy exists or if our obligations under the Revolving Facility are accelerated.
Issuer Repurchases; Unregistered Sales of Securities
During the three months ended December 31, 2022, certain of our employees surrendered common shares owned by them to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under our 2013 Equity Incentive Plan, as amended and restated as of May 11, 2022. These shares were repurchased by the Company.
The following table summarizes the number of shares repurchased during the three months ended December 31, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs(1)
October 1, 2022 to October 31, 2022	—	$—	N/A	$300,000,000
November 1, 2022 to November 30, 2022	18,521	$21.11	N/A	$300,000,000
December 1, 2022 to December 31, 2022	—	$—	N/A	$300,000,000
Total	18,521	$21.11

(1)Represents amounts outstanding under the Company’s authorized Share Repurchase Program announced in February 2021. In February 2022, the Company’s Board of Trustees extended the program until February 2023 and in April 2022, increased the size of the program from $150.0 million to $300.0 million. In February 2023, the Company’s Board of Trustees extended the program for an additional year. The program may be suspended or terminated at any time by the Company and will terminate on February 28, 2024, if not terminated or extended prior to that date.
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
The following graph compares the cumulative total shareholder return of our common shares for the period from December 31, 2017 to December 31, 2022, to the S&P 500 Index and the published NAREIT All Equity REIT Index over the same period. The graph assumes that the value of the investment in our common shares and each index was $100 at December 31, 2017 and that all cash distributions were reinvested. The shareholder return shown on the graph below is not indicative of future performance.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
Among Kite Realty Group Trust, the S&P 500 Index
and the FTSE NAREIT Equity REITs Index
$250
$200
$150
$100
$50
$0
12/17
3/18
6/18
9/18
12/18
3/19
6/19
9/19
12/19
3/20
6/20
9/20
12/20
3/21
6/21
9/21
12/21
3/22
6/22
9/22
12/22
Kite Realty Group Trust
S&P 500
FTSE NAREIT Equity REITs

The actual returns shown on the graph above are as follows:

	12/17	6/18	12/18	6/19	12/19	6/20	12/20	6/21	12/21	6/22	12/22
Kite Realty Group Trust	$100.00	$90.43	$77.54	$88.64	$118.71	$72.31	$94.79	$142.06	$143.05	$115.61	$144.19
S&P 500	$100.00	$102.65	$95.62	$113.34	$125.72	$121.85	$148.85	$171.56	$191.58	$153.34	$156.89
FTSE NAREIT Equity REITs	$100.00	$101.02	$95.38	$112.34	$120.17	$97.69	$110.56	$134.83	$158.36	$126.37	$119.78
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the accompanying audited consolidated financial statements and related notes thereto and Item 1A. “Risk Factors,” appearing elsewhere in this Annual Report on Form 10-K. In this discussion, unless the context suggests otherwise, references to “our Company,” “we,” “us,” and “our” mean Kite Realty Group Trust and its direct and indirect subsidiaries, including Kite Realty Group, L.P.
Overview
In the following overview, we discuss, among other things, the status of our business and properties, the effect that current U.S. economic conditions is having on our retail tenants and us, and the current state of the financial markets and how it impacts our financing strategy.
Our Business and Properties
Kite Realty Group Trust is a publicly held REIT that, through its majority-owned subsidiary, Kite Realty Group, L.P., owns interests in various operating subsidiaries and joint ventures engaged in the ownership, operation, acquisition, development and redevelopment of high-quality, open-air shopping centers and mixed-use assets that are primarily grocery-anchored and located in high-growth Sun Belt and select strategic gateway markets in the United States. We derive our revenue primarily from the collection of contractual rents and reimbursement payments from tenants under existing lease agreements at each of our properties. Therefore, our operating results depend materially on, among other things, the ability of our tenants to make required lease payments, the health and resilience of the U.S. retail sector, interest rate volatility, job growth, the real estate market and overall economic conditions.
As of December 31, 2022, we owned interests in 183 operating retail properties totaling approximately 28.8 million square feet and one office property with 0.3 million square feet. Of the 183 operating retail properties, 11 contain an office component. We also owned three development projects under construction as of this date.
Merger with RPAI
On October 22, 2021, we completed the Merger with RPAI in which we acquired 100 operating retail properties and five development projects along with multiple parcels of entitled land for future value creation, creating a top five open-air shopping center REIT. The combined high-quality, open-air portfolio is a mixture of predominantly necessity-based, grocery-anchored neighborhood and community centers, combined with vibrant mixed-use assets. The Merger served to more than double the Company’s presence in high-growth markets that have mild or temperate climates and no or relatively low income taxes, while also introducing and/or enhancing its presence in strategic gateway markets. In addition, the combined company has additional opportunities to further increase shareholder value, including leasing of pandemic-related vacancies, optimizing NOI margins, lowering the Company’s cost of capital, and completing select development projects.
Inflation
Inflationary concerns have been counteracting the retail sector’s recovery from the COVID-19 pandemic and may affect consumer confidence and spending, which has impacted, and could continue to impact, our tenants’ sales and overall health and, in turn, put downward pricing pressure on rents that we are able to charge to new or renewing tenants, and in some cases, our percentage rents. While many of our leases contain provisions designed to mitigate the adverse impact of inflation, including, for example, requirements for tenants to pay a share of operating expenses and rent increases that are tied to consumer price index increases, the stated rent increases or limits on such tenant’s obligation to pay its share of operating expenses could be lower than the increase in inflation at any given time. Inflation may also increase labor or other general and administrative expenses that cannot be easily reduced.
Portfolio Update
As has become more evident since the COVID-19 pandemic began and as we began to operate as a combined company, high-quality real estate located in high-quality markets matters. Open-air centers are thriving for a variety of reasons including their ability to act as last mile fulfillment centers and their convenient and affordable nature for retailers and consumers. This includes conveniently located and easily accessible parking fields, lower operating costs as compared to other retail formats, and essential anchors that drive daily trips. In addition, the Company’s property types are particularly suited for retailers’ current and evolving needs, including curbside pick-up and buying online and picking up in store (“BOPIS”), that we believe will benefit from tenant demand for additional space. The strength of the Company’s real estate is evidenced by our continued strong cash leasing spreads and ABR for the retail portfolio of $20.02 per square foot. The Company has continued to improve its asset quality and through the Merger, acquired a refined portfolio of high-quality, open-air shopping centers and mixed-use assets.
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
In addition to targeting sub-markets with strong consumer demographics, we focus on having the most desirable tenant mix at each center. We have aggressively targeted and executed leases with prominent grocers including Publix, Lidl, Aldi, Whole Foods, and Trader Joe’s, expanding retailers such as T.J. Maxx, HomeGoods, Ross Dress for Less, Burlington, Old Navy, and pOpshelf, service and restaurant retailers and other retailers such as Ulta Beauty, REI, Five Below and Total Wine & More. Additionally, we have identified cost-efficient ways to relocate, re-tenant and renegotiate leases at several of our properties allowing us to attract more suitable tenants.
Capital and Financing Activities
In 2022, we were able to enhance our already-strong balance sheet, increase our financial flexibility, and improve our liquidity to fund future growth by increasing the capacity on our revolving line of credit to $1.1 billion in July 2022 and entering into a seven-year $300.0 million unsecured term loan. We ended 2022 with approximately $1.2 billion of combined cash and borrowing capacity on our revolving line of credit. In addition, as of December 31, 2022, we had $284.4 million of debt principal scheduled to mature through December 31, 2023, which we expect to retire using cash on hand and our revolving line of credit.
The three investment grade credit ratings we maintain provide us with access to the unsecured public bond market, which we may continue to use in the future to finance acquisitions, repay maturing debt and fix interest rates.
Results of Operations
As of December 31, 2022, we owned interests in 183 operating retail properties, one office property and three development projects currently under construction. The following table sets forth the total operating properties and development projects we owned as of December 31, 2022, 2021 and 2020:

	Number of Properties
	2022	2021	2020
Operating retail properties(1)	183	180	83
Office properties	1	1	1
Development and redevelopment projects	3	8	5
(1)Included within operating retail properties are 11, 11 and 3 properties that contain an office component as of December 31, 2022, 2021 and 2020, respectively.
The comparability of results of operations for the year ended December 31, 2022 is affected by our Merger with RPAI that was completed on October 22, 2021, in which we acquired 100 operating retail properties and five development projects, along with our development, redevelopment, and operating property acquisition and disposition activities in 2020 through 2022. Therefore, we believe it is most useful to review the comparisons of our results of operations for these years (as set forth below under “Comparison of Operating Results for the Years Ended December 31, 2022 and 2021”) in conjunction with the discussion of our activities during those periods, which is set forth below. Results from operations for the year ended December 31, 2021 reflect the combined operation for the approximately two and a half months following the Company’s Merger with RPAI on October 22, 2021.

Acquisitions
In addition to the properties we acquired in the Merger, the following properties were acquired during the years ended December 31, 2022, 2021 and 2020:

Property Name	MSA	Acquisition Date	Owned GLA
Eastgate Crossing	Raleigh, NC	December 2020	156,276
Nora Plaza outparcel	Indianapolis, IN	December 2021	23,722
Pebble Marketplace	Las Vegas, NV	February 2022	85,796
MacArthur Crossing two-tenant building	Dallas, TX	April 2022	56,077
Palms Plaza	Miami, FL	July 2022	68,976
Dispositions
The following operating properties were sold during the years ended December 31, 2022 and 2021. We did not sell any operating properties during the year ended December 31, 2020.

Property Name	MSA	Disposition Date	Owned GLA
Westside Market	Dallas, TX	October 2021	93,377
Plaza Del Lago(1)	Chicago, IL	June 2022	100,016
Lincoln Plaza – Lowe’s(2)	Worcester, MA	October 2022	—
(1)Plaza Del Lago also contains 8,800 square feet of residential space comprised of 18 multifamily rental units.
(2)We sold the ground lease interest in one tenant at an existing multi-tenant operating retail property. The total number of properties in our portfolio was not affected by this transaction.
Development and Redevelopment Projects
The following properties were under active development or redevelopment during portions of the years ended December 31, 2022, 2021, and 2020 and removed from our operating portfolio:

Project Name	MSA	Transition to Development or Redevelopment(1)	Transition to Operating Portfolio	Owned Commercial GLA
Courthouse Shadows(2)	Naples, FL	June 2013	Sold	124,802
Hamilton Crossing Centre(3)(4)	Indianapolis, IN	June 2014	Pending	92,283
The Corner(3)	Indianapolis, IN	December 2015	Pending	24,000
Eddy Street Commons – Phase II	South Bend, IN	September 2017	December 2020	8,200
Eddy Street Commons – Phase III	South Bend, IN	September 2020	March 2022	18,600
Glendale Town Center(3)	Indianapolis, IN	March 2019	December 2021	199,021
The Landing at Tradition – Phase II	Port St. Lucie, FL	September 2021	Pending	39,900
Carillon MOB(5)	Washington, D.C.	October 2021	Pending	126,000
Circle East(5)	Baltimore, MD	October 2021	September 2022	82,000
One Loudoun Downtown – Residential and Pads G&H Commercial(5)	Washington, D.C.	October 2021	Residential: June 2022 Commercial: December 2022	67,000
Shoppes at Quarterfield(5)	Baltimore, MD	October 2021	June 2022	58,000
(1)Transition date represents the date the property was transferred from our operating portfolio into redevelopment status. For legacy RPAI projects, the transition date represents the later of the date of the closing of the Merger and the date the project was transferred into redevelopment status.
(2)This property was sold in July 2020.
(3)This property has been identified as a redevelopment property and is not included in the operating portfolio or the same property pool. The redevelopment projects at Hamilton Crossing Centre and The Corner will include the creation of a mixed-use development.
(4)A portion of the Hamilton Crossing Centre redevelopment was sold in January 2022.
(5)Project was assumed as part of the Merger with RPAI in October 2021.

Comparison of Operating Results for the Years Ended December 31, 2022 and 2021
The following table reflects changes in the components of our consolidated statements of operations for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021	Change
Revenue:
Rental income	$782,349	$367,399	$414,950
Other property-related revenue	11,108	4,683	6,425
Fee income	8,539	1,242	7,297
Total revenue	801,996	373,324	428,672

Expenses:
Property operating	107,217	55,561	51,656
Real estate taxes	104,589	49,530	55,059
General, administrative and other	54,860	33,984	20,876
Merger and acquisition costs	925	86,522	(85,597)
Depreciation and amortization	469,805	200,460	269,345
Total expenses	737,396	426,057	311,339

Gain on sales of operating properties, net	27,069	31,209	(4,140)

Operating income (loss)	91,669	(21,524)	113,193
Other (expense) income:
Interest expense	(104,276)	(60,447)	(43,829)
Income tax (expense) benefit of taxable REIT subsidiary	(43)	310	(353)
Equity in earnings (loss) of unconsolidated subsidiaries	256	(416)	672
Other income, net	240	355	(115)
Net loss	(12,154)	(81,722)	69,568
Net (income) loss attributable to noncontrolling interests	(482)	916	(1,398)
Net loss attributable to common shareholders	$(12,636)	$(80,806)	$68,170

Property operating expense to total revenue ratio	13.4%	14.9%
Rental income (including tenant reimbursements) increased $415.0 million, or 112.9%, due to the following (in thousands):

Net change 2021 to 2022
Properties or components of properties sold during 2021 or 2022	$(417)
Properties under redevelopment or acquired during 2021 and/or 2022	6,660
Properties acquired in the Merger with RPAI	402,842
Properties fully operational during 2021 and 2022 and other	5,865
Total	$414,950
The net increase of $5.9 million in rental income for properties that were fully operational during 2021 and 2022 is primarily due to a $3.3 million increase in tenant reimbursements due to higher recoverable common area maintenance expenses and increases in base minimum rent of $2.8 million due to improved tenant performance, overage rent of $2.2 million and ancillary income of $1.4 million. These variances were partially offset by a $2.6 million increase in bad debt expense and a $1.3 million decrease in lease termination income. The occupancy of the fully operational properties increased from 88.0% for 2021 to 92.3% for 2022.
We continued to experience strong leasing volumes in 2022 and generate higher rents on new leases and renewals. The average rents for new comparable leases signed in 2022 were $27.07 per square foot compared to average expiring base rents of $19.65 per square foot in that period. The average base rents for renewals signed in 2022 were $18.52 per square foot compared to average expiring base rents of $17.06 per square foot in that period. For the entire portfolio, the spread between leased and occupied square footage is approximately 270 basis points and represents approximately $33.0 million of NOI, the majority of which will come online in 2023. In addition, the ABR per square foot of our operating retail portfolio continued to improve, as it increased to $20.02 per square foot as of December 31, 2022 from $19.36 per square foot as of December 31, 2021.
Other property-related revenue primarily consists of parking revenues, gains on the sale of land and other miscellaneous activity. This revenue increased by $6.4 million primarily as a result of higher gains on sales of undepreciated assets of $4.0 million recognized during the year ended December 31, 2022 and increases in miscellaneous income of $1.6 million and parking revenue of $0.8 million.
We recorded fee income of $8.5 million and $1.2 million during the years ended December 31, 2022 and 2021, respectively, from property management and development services provided to third parties and unconsolidated joint ventures. The increase in fee income is primarily due to $7.1 million of development fees earned related to the development of a corporate campus for Republic Airways at Hamilton Crossing Centre.
Property operating expenses increased $51.7 million, or 93.0%, due to the following (in thousands):

Net change 2021 to 2022
Properties or components of properties sold during 2021 or 2022	$(245)
Properties under redevelopment or acquired during 2021 and/or 2022	1,032
Properties acquired in the Merger with RPAI	49,725
Properties fully operational during 2021 and 2022 and other	1,144
Total	$51,656
The net increase of $1.1 million in property operating expenses for properties that were fully operational during 2021 and 2022 is primarily due to increases in insurance expense of $4.0 million and utilities of $0.6 million, partially offset by a $3.8 million decrease in repairs and maintenance and landscaping expenses. As a percentage of revenue, property operating expenses decreased from 14.9% to 13.4% primarily due to an increase in revenue in 2022.
Real estate taxes increased $55.1 million, or 111.2%, primarily as a result of the Merger with RPAI as detailed below (in thousands):

Net change 2021 to 2022
Properties or components of properties sold during 2021 or 2022	$38
Properties under redevelopment or acquired during 2021 and/or 2022	724
Properties acquired in the Merger with RPAI	55,038
Properties fully operational during 2021 and 2022 and other	(741)
Total	$55,059
The net decrease of $0.7 million in real estate taxes for properties that were fully operational during 2021 and 2022 is primarily due to successful real estate tax appeals at certain properties in the portfolio, most notably for certain of our Texas properties. The majority of real estate tax expense is recoverable from tenants and such recovery is reflected within rental income.
General, administrative and other expenses increased $20.9 million, or 61.4%. This increase is primarily due to incremental head count as part of the Merger and higher share-based compensation expense.
The Company incurred $0.9 million and $86.5 million of merger and acquisition costs related to the Merger with RPAI during the years ended December 31, 2022 and 2021, respectively. Costs incurred during 2022 primarily consist of professional fees and technology costs while costs incurred during 2021 primarily consist of fairness opinion, severance charges, legal, professional, and data migration costs.

Depreciation and amortization expense increased $269.3 million, or 134.4%, primarily as a result of the Merger with RPAI as detailed below (in thousands):

Net change 2021 to 2022
Properties or components of properties sold during 2021 or 2022	$2,686
Properties under redevelopment or acquired during 2021 and/or 2022	4,723
Properties acquired in the Merger with RPAI	260,779
Properties fully operational during 2021 and 2022 and other	1,157
Total	$269,345
The net increase of $4.7 million in depreciation and amortization for properties under redevelopment or acquired during 2021 and 2022 is primarily due to the acquisition of Pebble Marketplace and Palms Plaza in 2022. The net increase of $1.2 million in depreciation and amortization at properties that were fully operational during 2021 and 2022 is due to the timing of additions and disposals at operating properties.
We recorded a net gain of $27.1 million for the year ended December 31, 2022 on the sale of Plaza Del Lago, a portion of Hamilton Crossing Centre and the ground lease interest in Lowe’s at Lincoln Plaza compared to a net gain of $31.2 million on the sale of Westside Market and a portfolio of 17 ground leases for the year ended December 31, 2021.
Interest expense increased $43.8 million, or 72.5%, primarily due to interest costs of $39.1 million related to debt assumed in conjunction with the Merger.
Management’s discussion of the financial condition, changes in financial condition and results of operations for the year ended December 31, 2021, with comparison to the year ended December 31, 2020, was included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2021, which is incorporated by reference in this Annual Report on Form 10-K.
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
We also use same property NOI (“Same Property NOI”), a non-GAAP financial measure, to evaluate the performance of our properties. Same Property NOI is net income excluding properties that have not been owned for the full periods presented. However, due to the size of the RPAI portfolio acquired in the Merger with RPAI, which closed in October 2021, the legacy RPAI properties have been deemed to qualify for the same property pool beginning in 2022 if they had a full first quarter of operations in 2021 within the legacy RPAI portfolio prior to the Merger. Same Property NOI also excludes (i) net gains from outlot sales, (ii) straight-line rent revenue, (iii) lease termination income in excess of lost rent, (iv) amortization of lease intangibles, and (v) significant prior period expense recoveries and adjustments, if any. When we receive payments in excess of any accounts receivable for terminating a lease, Same Property NOI will include such excess payments as monthly rent until the earlier of the expiration of 12 months or the start date of a replacement tenant. We believe that Same Property NOI is helpful to investors as a measure of our operating performance because it includes only the NOI of properties that have been owned for the full periods presented. We believe such presentation eliminates disparities in net income due to the acquisition or disposition of properties during the particular periods presented, and thus provides a more consistent metric for the comparison of our properties. Same Property NOI includes the results of properties that have been owned for the entire current and prior year reporting periods. In order to provide meaningful comparative information across periods that, in some cases, predate the Merger, all information regarding the performance of the same property pool is presented as though the Merger was consummated on January 1, 2021 (i.e., as though the properties owned by RPAI prior to the Merger that are included in our same property pool had been owned by the Company for the entirety of all comparison periods for which same property pool information is presented).
NOI and Same Property NOI should not, however, be considered as alternatives to net income (calculated in accordance with GAAP) as indicators of our financial performance. Our computation of NOI and Same Property NOI may differ from the methodology used by other REITs and, therefore, may not be comparable to such other REITs.

When evaluating the properties that are included in the same property pool, we have established specific criteria for determining the inclusion of properties acquired or those recently under development. An acquired property is included in the same property pool when there is a full quarter of operations in both years subsequent to the acquisition date. The properties acquired in the Merger with RPAI qualify for the same property pool beginning in 2022 if they had a full first quarter of operations in 2021 within the legacy RPAI portfolio prior to the Merger. Development and redevelopment properties are included in the same property pool four full quarters after the properties have been transferred to the operating portfolio. A redevelopment property is first excluded from the same property pool when the execution of a redevelopment plan is likely and we (a) begin recapturing space from tenants or (b) the contemplated plan significantly impacts the operations of the property. For the year ended December 31, 2022, the same property pool excludes (i) Glendale Town Center, Shoppes at Quarterfield and Circle East, which were reclassified from active redevelopment into our operating portfolio in December 2021, June 2022 and September 2022, respectively, (ii) the multifamily rental units and commercial portion at One Loudoun Downtown – Pads G & H, (iii) three active development and redevelopment projects, (iv) Arcadia Village, Pebble Marketplace and Palms Plaza, which were each acquired subsequent to January 1, 2021, and (v) office properties.
The following table presents Same Property NOI and a reconciliation to net loss attributable to common shareholders for the years ended December 31, 2022 and 2021 (unaudited) (dollars in thousands):

	Year Ended December 31,
	2022	2021	Change
Number of properties in same property pool for the period(1)	177	177

Leased percentage at period end	94.7%	93.5%
Economic occupancy percentage(2)	91.2%	90.1%

Same Property NOI	$531,440	$505,731	5.1%

Reconciliation of Same Property NOI to most directly comparable GAAP measure:
Net operating income – same properties	$531,440	$505,731
Prior period collection impact – same properties	3,665	12,414
Net operating income – non-same activity(3)	46,546	(251,154)
Total property NOI	581,651	266,991	117.9%
Other income, net	8,992	1,491
General, administrative and other	(54,860)	(33,984)
Merger and acquisition costs	(925)	(86,522)
Depreciation and amortization	(469,805)	(200,460)
Interest expense	(104,276)	(60,447)
Gain on sales of operating properties, net	27,069	31,209
Net (income) loss attributable to noncontrolling interests	(482)	916
Net loss attributable to common shareholders	$(12,636)	$(80,806)
(1)Same Property NOI excludes (i) Glendale Town Center, Shoppes at Quarterfield and Circle East, which were reclassified from active redevelopment into our operating portfolio in December 2021, June 2022 and September 2022, respectively, (ii) the multifamily rental units and commercial portion at One Loudoun Downtown – Pads G & H, (iii) three active development and redevelopment projects, (iv) Arcadia Village, Pebble Marketplace and Palms Plaza, which were each acquired subsequent to January 1, 2021, and (v) office properties.
(2)Excludes leases that are signed but for which tenants have not yet commenced the payment of cash rent; calculated as a weighted average based on the timing of cash rent commencement and expiration during the period.
(3)Includes non-cash activity across the portfolio as well as NOI from properties not included in the same property pool, including properties sold during both periods.
Our Same Property NOI increased 5.1% in 2022 compared to 2021 primarily due to improved occupancy driven by continued strong leasing activity and an increase in overage rent.

Funds From Operations
Funds from Operations (“FFO”) is a widely used performance measure for real estate companies and is provided here as a supplemental measure of our operating performance. We calculate FFO, a non-GAAP financial measure, in accordance with the best practices described in the April 2002 National Policy Bulletin of the National Association of Real Estate Investment Trusts (“NAREIT”), as restated in 2018. The NAREIT white paper defines FFO as net income (calculated in accordance with GAAP), excluding (i) depreciation and amortization related to real estate, (ii) gains and losses from the sale of certain real estate assets, (iii) gains and losses from change in control, and (iv) impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity.
Considering the nature of our business as a real estate owner and operator, the Company believes that FFO is helpful to investors in measuring our operational performance because it excludes various items included in net income that do not relate to or are not indicative of our operating performance, such as gains or losses from sales of depreciated property and depreciation and amortization, which can make periodic and peer analyses of operating performance more difficult. FFO excludes the 2021 gain on sale of the ground lease portfolios as these sales were part of our capital strategy distinct from our ongoing operating strategy of selling individual land parcels from time to time. FFO (a) should not be considered as an alternative to net income (calculated in accordance with GAAP) for the purpose of measuring our financial performance, (b) is not an alternative to cash flows from operating activities (calculated in accordance with GAAP) as a measure of our liquidity, and (c) is not indicative of funds available to satisfy our cash needs, including our ability to make distributions. Our computation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do.
From time to time, the Company may report or provide guidance with respect to “FFO, as adjusted,” which removes the impact of certain non-recurring and non-operating transactions or other items the Company does not consider to be representative of its core operating results including, without limitation, (i) gains or losses associated with the early extinguishment of debt, (ii) gains or losses associated with litigation involving the Company that is not in the normal course of business, (iii) merger and acquisition costs, (iv) the impact on earnings from employee severance, (v) the excess of redemption value over carrying value of preferred stock redemption, and (vi) the impact of prior period bad debt or the collection of accounts receivable previously written off (“prior period collection impact”), which are not otherwise adjusted in the Company’s calculation of FFO.
Our calculations of FFO and reconciliation to net income and FFO, as adjusted, for the years ended December 31, 2022, 2021 and 2020 (unaudited) are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net loss	$(12,154)	$(81,722)	$(16,123)
Less: net income attributable to noncontrolling interests in properties	(623)	(514)	(528)
Less: gain on sales of operating properties, net	(27,069)	(31,209)	(4,733)
Add: depreciation and amortization of consolidated and unconsolidated entities, net of noncontrolling interests	471,086	201,834	130,091
FFO of the Operating Partnership(1)	431,240	88,389	108,707
Less: Limited Partners’ interests in FFO	(5,395)	(1,945)	(2,826)
FFO attributable to common shareholders(1)	$425,845	$86,444	$105,881

FFO of the Operating Partnership(1)	$431,240	$88,389	$108,707
Add: merger and acquisition costs	925	86,522	—
Add: severance charges	—	—	3,253
Less: prior period collection impact	(2,556)	(3,707)	—
FFO, as adjusted, of the Operating Partnership	$429,609	$171,204	$111,960
(1)“FFO of the Operating Partnership” measures 100% of the operating performance of the Operating Partnership’s real estate properties. “FFO attributable to common shareholders” reflects a reduction for the redeemable noncontrolling weighted average diluted interest in the Operating Partnership.

Earnings before Interest, Tax, Depreciation, and Amortization (EBITDA)
We define EBITDA, a non-GAAP financial measure, as net income before interest expense, income tax expense of the TRS, and depreciation and amortization. For informational purposes, we also provide Adjusted EBITDA, which we define as EBITDA less (i) EBITDA from unconsolidated entities, (ii) gains on sales of operating properties or impairment charges, (iii) merger and acquisition costs, (iv) other income and expense, (v) noncontrolling interest EBITDA, and (vi) other non-recurring activity or items impacting comparability from period to period. Annualized Adjusted EBITDA is Adjusted EBITDA for the most recent quarter multiplied by four. Net Debt to Adjusted EBITDA is our share of net debt divided by Annualized Adjusted EBITDA. EBITDA, Adjusted EBITDA, Annualized Adjusted EBITDA and Net Debt to Adjusted EBITDA, as calculated by us, are not comparable to EBITDA and EBITDA-related measures reported by other REITs that do not define EBITDA and EBITDA-related measures exactly as we do. EBITDA, Adjusted EBITDA and Annualized Adjusted EBITDA do not represent cash generated from operating activities in accordance with GAAP and should not be considered alternatives to net income as an indicator of performance or as alternatives to cash flows from operating activities as an indicator of liquidity.
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
The following table presents a reconciliation of our EBITDA, Adjusted EBITDA and Annualized Adjusted EBITDA to net income (the most directly comparable GAAP measure) and a calculation of Net Debt to Adjusted EBITDA (in thousands):

Three Months Ended December 31, 2022
Net loss	$(1,052)
Depreciation and amortization	112,709
Interest expense	26,827
Income tax expense of taxable REIT subsidiary	302
EBITDA	138,786
Unconsolidated EBITDA	957
Merger and acquisition costs	(81)
Loss on sales of operating properties, net	57
Other income and expense, net	(759)
Noncontrolling interests	(84)
Adjusted EBITDA	138,876

Annualized Adjusted EBITDA(1)	$555,502

Company share of Net Debt:
Mortgage and other indebtedness, net	$3,010,299
Plus: Company share of unconsolidated joint venture debt	41,015
Less: Partner share of consolidated joint venture debt(2)	(566)
Less: cash, cash equivalents, and restricted cash	(124,015)
Less: debt discounts, premiums and issuance costs, net	(32,043)
Company share of Net Debt	$2,894,690
Net Debt to Adjusted EBITDA	5.2x
(1)Represents Adjusted EBITDA for the three months ended December 31, 2022 (as shown in the table above) multiplied by four.
(2)Partner share of consolidated joint venture debt is calculated based upon the partner’s pro rata ownership of the joint venture, multiplied by the related secured debt balance.

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
One of the benefits of the Merger was a strengthened balance sheet to provide the Company with increased liquidity, a well-staggered debt maturity ladder, and an appropriately sized development pipeline. We continued to improve the strength of our balance sheet in 2022. As part of the Merger, we assumed an $850.0 million unsecured revolving credit facility along with other indebtedness. In July 2022, we amended our revolving credit facility to increase the capacity of the unsecured revolving credit facility to $1.1 billion (as amended, the “2022 Revolving Facility”), of which the available borrowing capacity was $1.1 billion as of December 31, 2022, and entered into a seven-year $300.0 million unsecured term loan that was used to retire 2022 and 2023 debt maturities.
As of December 31, 2022, we had approximately $115.8 million in cash on hand, $6.2 million in restricted cash and escrow deposits, $1.1 billion of remaining availability under the 2022 Revolving Facility, and $284.4 million of debt maturities due in 2023. During the year ended December 31, 2022, we used the $125.0 million short-term deposit that matured on April 7, 2022 to repay borrowings on our revolving line of credit. We believe we will have adequate liquidity over the next 12 months and beyond to operate our business and meet our cash requirements.
We derive the majority of our revenue from tenants who lease space from us under existing lease agreements at each of our properties. Therefore, our ability to generate cash from operations is dependent on the rents that we are able to charge and collect from our tenants. While we believe that the nature of the properties in which we typically invest—primarily neighborhood and community shopping centers—provides a relatively stable revenue flow, an economic downturn and/or the ongoing effects of COVID-19, among other events, could adversely affect the ability of some of our tenants to meet their lease obligations.
Our Principal Capital Resources
For a discussion of cash generated from operations, see “Cash Flows” beginning on page 45. In addition to cash generated from operations, our other principal capital resources are discussed below.
Over the last several years, we have made substantial progress in enhancing our liquidity position and reducing our leverage and borrowing costs. We continue to focus on a balanced approach to growth and staggering debt maturities in order to retain our financial flexibility.
As of December 31, 2022, we had approximately $1.1 billion available under the 2022 Revolving Facility for future borrowings. We also had $115.8 million in cash and cash equivalents as of December 31, 2022.
We were in compliance with all applicable financial covenants under the 2022 Revolving Facility, unsecured term loans and senior unsecured notes as of December 31, 2022.
On July 29, 2022, the Operating Partnership entered into the Second Amendment (the “Second Amendment”) to the sixth amended and restated credit agreement with a syndicate of financial institutions to provide for a $250.0 million increase to the unsecured revolving credit facility, as amended, the “2022 Revolving Facility.” Under the Second Amendment, the Operating Partnership has the option to increase the 2022 Revolving Facility to an aggregate committed amount of up to $1.7 billion upon the Operating Partnership’s request, subject to certain conditions. In addition, the Operating Partnership entered into a seven-year $300.0 million unsecured term loan, the proceeds of which were used to repay the Operating Partnership’s existing $200.0 million unsecured term loan that was scheduled to mature on November 22, 2023, certain secured loans, and for other general corporate purposes.
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
On February 23, 2021, the Company and the Operating Partnership entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with each of BofA Securities, Inc., Citigroup Global Markets Inc., KeyBanc Capital Markets Inc. and Raymond James & Associates, Inc., pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $150.0 million of its common shares of beneficial interest, $0.01 par value per share under an at-the-market offering program (the “ATM Program”). On November 30, 2021, the Company and the Operating Partnership amended the Equity Distribution Agreement to reflect their filing of a shelf registration statement on November 16, 2021 with the SEC. As of December 31, 2022, the Company has not sold any common shares under the ATM Program. The Operating Partnership intends to use the net proceeds, if any, to repay borrowings under its 2022 Revolving Facility and other indebtedness and for working capital and other general corporate purposes. The Operating Partnership may also use the net proceeds for acquisitions of operating properties and the development or redevelopment of properties, although there are currently no understandings, commitments or agreements to do so.
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
Our Principal Liquidity Needs
Short-Term Liquidity Needs
Near-Term Debt Maturities. As of December 31, 2022, we had $189.4 million of secured debt, excluding scheduled monthly principal payments, and $95.0 million of unsecured debt scheduled to mature in 2023. We believe we have sufficient liquidity to repay these obligations from cash on hand and borrowings on the 2022 Revolving Facility.
Other Short-Term Liquidity Needs. The requirements for qualifying as a REIT and for a tax deduction for some or all of the dividends paid to shareholders necessitate that we distribute at least 90% of our taxable income on an annual basis. Such requirements cause us to have substantial liquidity needs over both the short and long term. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our operating properties, scheduled interest and principal payments on our debt of approximately $120 million and $3.0 million, respectively, in 2023, expected dividend payments to our common shareholders and Common Unit holders, and recurring capital expenditures.
 In February 2023, our Board of Trustees declared a cash distribution of $0.24 per common share and Common Unit for the first quarter of 2023, which is expected to be paid on April 14, 2023 to common shareholders and Common Unit holders of record as of April 7, 2023. Future distributions, if any, are at the discretion of the Board of Trustees, who will continue to evaluate our sources and uses of capital, liquidity position, operating fundamentals, maintenance of our REIT qualification and other factors they may deem relevant. We believe we have sufficient liquidity to pay any dividend from cash on hand and borrowings on the 2022 Revolving Facility.
Other short-term liquidity needs include expenditures for tenant improvements, external leasing commissions and recurring capital expenditures. During the year ended December 31, 2022, we incurred $35.6 million for recurring capital expenditures on operating properties and $63.9 million for tenant improvements and external leasing commissions, which includes costs to re-lease anchor space at our operating properties related to tenants open and operating as of December 31, 2022 (excluding development and redevelopment properties). We currently anticipate incurring approximately $100 million of additional major tenant improvement costs related to leasing activity for space that is currently vacant at a number of our operating properties over the next 12 to 18 months. We believe we have the ability to fund these costs through cash flows from operations or borrowings on the 2022 Revolving Facility.
During the year ended December 31, 2022, we completed major redevelopment construction activities at Eddy Street Commons – Phase III, Shoppes at Quarterfield, the residential and commercial portions of the project at One Loudoun Downtown and Circle East and placed these projects in service. As of December 31, 2022, we had three development projects under construction. Our share of total estimated costs for the three projects is $102.8 million, of which our share of the remaining expected funding requirement is estimated to be $70.9 million. As of December 31, 2022, we have incurred $26.7 million of these costs. We anticipate incurring the majority of the remaining costs for these projects over the next 24 months and believe we have the ability to fund these projects through cash flows from operations or borrowings on the 2022 Revolving Facility.
Share Repurchase Program
In February 2021, our Board of Trustees approved a share repurchase program, authorizing share repurchases up to an aggregate of $150.0 million (the “Share Repurchase Program”). In February 2022, the Company extended its Share Repurchase Program for an additional year, and in February 2023, extended the program for another year so it will now terminate on February 28, 2024, if not terminated or extended prior to that date. In April 2022, our Board of Trustees authorized a $150.0 million increase to the size of the Share Repurchase Program, authorizing share repurchases up to an aggregate of $300.0 million. As of December 31, 2022, the Company has not repurchased any shares under the Share Repurchase Program. The Company intends to fund any future repurchases under the Share Purchase Program with cash on hand or availability under the 2022 Revolving Facility, subject to any applicable restrictions. The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will depend upon prevailing market conditions, regulatory requirements and other factors.
Long-Term Liquidity Needs
Our long-term liquidity needs consist primarily of funds necessary to pay for any new development projects, redevelopment of existing properties, non-recurring capital expenditures, acquisitions of properties, payment of indebtedness at maturity and obligations under ground leases.
Selective Acquisitions, Developments and Joint Ventures. We may selectively pursue the acquisition, development and redevelopment of other properties, which would require additional capital. It is unlikely that we would have sufficient funds on hand to meet these long-term capital requirements. We would have to satisfy these needs through additional borrowings, sales of common or preferred shares, issuance of Operating Partnership units, cash generated through property dispositions and/or participation in joint venture arrangements. We cannot be certain that we would have access to these sources of capital on satisfactory terms, if at all, to fund our long-term liquidity requirements. We evaluate all future opportunities against pre-established criteria including, but not limited to, location, demographics, expected return, tenant credit quality, tenant relationships, and the amount of existing retail space. Our ability to access the capital markets will depend on a number of factors, including general capital market conditions.
Potential Debt Repurchases. We may from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to repurchase our senior unsecured notes maturing at various dates through September 2030 in open market transactions, by tender offer or otherwise, as market conditions warrant.
Commitments under Ground Leases. We are obligated under 12 ground leases for approximately 98 acres of land as of December 31, 2022. Most of these ground leases require fixed annual rent payments and the expiration dates of the remaining initial terms of these ground leases range from 2025 to 2092.
Capital Expenditures on Consolidated Properties
The following table summarizes cash capital expenditures for our development and redevelopment projects and other capital expenditures for the year ended December 31, 2022 (in thousands):

Year Ended December 31, 2022
Active development and redevelopment projects	$45,250
Redevelopment opportunities	363
Recurring operating capital expenditures (primarily tenant improvements) and other	112,927
Total	$158,540
We capitalize certain indirect costs such as interest, payroll, and other general and administrative costs related to these development activities. If we had experienced a 10% reduction in development and redevelopment activities, without a corresponding decrease in indirect project costs, we would have recorded additional expense of $0.2 million for the year ended December 31, 2022.

Impact of Changes in Credit Ratings on Our Liquidity
We have received investment grade corporate credit ratings from three nationally recognized credit rating agencies. These ratings did not change in 2022.
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
Cash Flows
As of December 31, 2022, we had cash, cash equivalents and restricted cash of $122.0 million. We may be subject to concentrations of credit risk with regards to our cash and cash equivalents. We place our cash and short-term investments with highly rated financial institutions. While we attempt to limit our exposure at any point in time, occasionally such cash and investments may temporarily be in excess of the Federal Deposit Insurance Corporation (“FDIC”) and the Securities Investor Protection Corporation (“SIPC”) insurance limits. We also maintain certain compensating balances in several financial institutions in support of borrowings from those institutions. Such compensating balances were not material to the consolidated balance sheets.
Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021
Our cash flow activities are summarized as follows (in thousands):

	Year Ended December 31,
	2022	2021	Change
Net cash provided by operating activities	$379,283	$100,351	$278,932
Net cash used in investing activities	(45,149)	(91,033)	45,884
Net cash (used in) provided by financing activities	(312,527)	44,459	(356,986)
Increase in cash, cash equivalents and restricted cash	21,607	53,777	(32,170)
Cash, cash equivalents and restricted cash, beginning of year	100,363	46,586
Cash, cash equivalents and restricted cash, end of year	$121,970	$100,363
Cash provided by operating activities was $379.3 million for the year ended December 31, 2022 and $100.4 million for the same period of 2021. The cash flows were positively impacted by the Merger, which generated significant incremental operating income due to the increased scale of the Company. This improvement was partially offset by higher general and administrative expenses due to increased head count and higher interest costs related to the debt assumed in the Merger.
Cash used in investing activities was $45.1 million for the year ended December 31, 2022 and $91.0 million for the same period of 2021. Highlights of significant cash sources and uses in investing activities are as follows:
•We received the proceeds from a $125.0 million short-term deposit that matured in April 2022;
•We acquired Pebble Marketplace, the two-tenant building adjacent to MacArthur Crossing and Palms Plaza in 2022 for $100.1 million compared to the acquisition of a multi-tenant retail outparcel at Nora Plaza in 2021 and acquisition deposits for $10.4 million;
•We received net proceeds of $80.4 million from the sale of Plaza Del Lago, a portion of Hamilton Crossing Centre and other land parcels in 2022 compared to net proceeds of $80.7 million from the sale of Westside Market, 17 ground leases and other land parcels in 2021; and
•Capital expenditures increased by $101.2 million driven by the construction activity at our development projects and anchor leasing activity, partially offset by a change in construction payables of $6.3 million in 2022.

Cash used in financing activities was $312.5 million for the year ended December 31, 2022 compared to cash provided by financing activities of $44.5 million for the same period of 2021. Highlights of significant cash sources and uses in financing activities are as follows:
•We entered into a seven-year $300.0 million unsecured term loan and borrowed $155.0 million on our unsecured revolving line of credit in 2022;
•In 2022, we repaid (i) a $200.0 million unsecured term loan that was scheduled to mature in 2023, (ii) $210.0 million of borrowings on our unsecured revolving line of credit, with no amount outstanding as of December 31, 2022, and (iii) mortgages payable totaling $155.2 million along with $3.8 million of scheduled principal payments using proceeds from the $300.0 million unsecured term loan, $125.0 million short-term deposit and property sales;
•We made distributions to common shareholders and holders of common partnership interests in the Operating Partnership of $182.2 million in 2022 compared to distributions of $60.0 million in 2021; and
•In 2021, we issued $175.0 million of exchangeable senior notes in a private placement offering to proactively fund a portion of our 2022 debt maturities and other borrowings. In connection with this issuance, we incurred transaction costs of $6.0 million and purchased capped calls for $9.8 million.
Management’s discussion of the cash flows for the year ended December 31, 2020, with comparison to the year ended December 31, 2021, was included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2021.
Other Matters
Financial Instruments
We are exposed to capital market risk, such as changes in interest rates. In order to reduce the volatility related to interest rate risk, we may enter into interest rate hedging arrangements from time to time. We do not use derivative financial instruments for trading or speculative purposes.
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
In addition, we have provided a repayment guaranty on a $33.8 million construction loan associated with the development of the Embassy Suites at the University of Notre Dame, consistent with our 35% ownership interest. Our portion of the repayment guaranty is limited to $5.9 million and the guaranty’s term is through July 1, 2024, the maturity date of the construction loan. As of December 31, 2022, the outstanding loan balance was $33.5 million, of which our share was $11.7 million.
We also provide repayment and completion guaranties on loans totaling $66.2 million associated with the development of The Corner mixed-use project in the Indianapolis MSA. As of December 31, 2022, the outstanding balance of the loans was $30.6 million, of which our share was $15.3 million.
Our share of estimated future costs for under construction and future developments and redevelopments is further discussed beginning on page 43 in the “Short- and Long-Term Liquidity Needs” section.

Outstanding Indebtedness
The following table provides details on our outstanding consolidated indebtedness as of December 31, 2022 and 2021, adjusted for hedges (in thousands):

	December 31, 2022	December 31, 2021
Senior unsecured notes	$1,749,635	$1,749,635
Senior exchangeable notes – fixed rate	175,000	175,000
Unsecured revolving line of credit	—	55,000
Unsecured term loans	820,000	720,000
Mortgages payable – fixed rate	205,328	363,577
Mortgages payable – variable rate	28,293	29,013
Debt discounts, premiums and issuance costs, net	32,043	58,583
Total mortgage and other indebtedness, net	$3,010,299	$3,150,808
Consolidated indebtedness, including weighted average interest rates and weighted average maturities as of December 31, 2022, is summarized below (dollars in thousands):

	Amount Outstanding	Ratio	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate debt(1)	$2,794,963	94%	3.96%	4.3
Variable rate debt(2)	183,293	6%	8.08%	3.2
Debt discounts, premiums and issuance costs, net	32,043	N/A	N/A	N/A
Total	$3,010,299	100%	4.21%	4.2
(1)Fixed rate debt includes the portion of variable rate debt that has been hedged by interest rate swaps. As of December 31, 2022, $820.0 million in variable rate debt is hedged to a fixed rate for a weighted average of 2.7 years.
(2)Variable rate debt includes the portion of fixed rate debt that has been hedged by interest rate swaps. As of December 31, 2022, $155.0 million in fixed rate debt is hedged to a floating rate for a weighted average of 2.7 years.
Mortgage indebtedness is collateralized by certain real estate properties and leases and is generally repaid in monthly installments of interest and principal with maturities over various terms through 2032.
The variable interest rate on mortgage indebtedness is based on the Bloomberg Short Term Bank Yield Index (“BSBY”) plus 160 basis points. As of December 31, 2022, the one-month BSBY interest rate was 4.36%. Fixed interest rates on mortgages payable range from 3.75% to 5.73%.
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
Acquisition of Investment Properties
In accordance with ASC 805, Business Combinations, we accounted for the October 2021 Merger with RPAI as a business combination using the acquisition method of accounting, which requires the application of a screen test to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets to determine whether a transaction is accounted for as an asset acquisition or business combination.
Upon acquisition of real estate operating properties, including those assets acquired in the Merger with RPAI, we estimate the fair value of acquired identifiable tangible assets and identified intangible assets and liabilities, assumed debt, and any noncontrolling interest in the acquiree at the date of acquisition, based on evaluation of information and estimates available at that date. Based on these estimates, we record the estimated fair value to the applicable assets and liabilities. In making estimates of fair value, a number of sources are used, including information obtained as a result of pre-acquisition due diligence, marketing and leasing activities. The estimates of fair value were determined to have primarily relied upon Level 2 and Level 3 inputs, as defined below.
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
•the value of having a lease in place at the acquisition date. We use independent and internal sources for our estimates to determine the respective in-place lease values. Our estimates of value are made using methods similar to those used by independent appraisers. Factors we consider in our analysis include an estimate of costs to execute similar leases, including tenant improvements, leasing commissions and foregone costs and rent received during the estimated lease-up period as if the space was vacant. The value of in-place leases is amortized to expense over the remaining initial terms of the respective leases; and
•the fair value of any assumed financing that is determined to be above- or below-market terms. We use third party and independent sources for our estimates to determine the respective fair value of each mortgage and other indebtedness, including related derivative instruments, assumed. The fair market value of each is amortized to interest expense over the remaining initial terms of the respective instruments.
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
•a reduction in the anticipated holding period;
•a cost accumulation or delay in project completion date significantly above and beyond the original development or redevelopment estimate;
•a significant decrease in the market price not in line with general market trends; and

•any other quantitative or qualitative events or factors deemed significant by the Company’s management or Board of Trustees.
Impairment losses for investment properties and intangible assets are measured when the undiscounted cash flows estimated to be generated by the investment properties during the expected holding period are less than the carrying amounts of those assets. The evaluation of impairment is subject to certain management assumptions, including projected net operating income, anticipated hold period, expected capital expenditures and the capitalization rate used to estimate the property’s residual value. Impairment losses are recorded as the excess of the carrying value over the estimated fair value of the asset. Our impairment review for land and development properties assumes we have the intent and ability to complete the developments or projected uses for the land parcels. If we determine those plans will not be completed or our assumptions with respect to operating assets are not realized, an impairment loss may be appropriate.
Depreciation may be accelerated for a redevelopment project, including partial demolition of existing structures, after the asset is assessed for impairment.
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
Contractual minimum base rent, percentage rent, and expense reimbursements from tenants for common area maintenance costs, insurance and real estate taxes are our principal sources of revenue. Base minimum rents are recognized on a straight-line basis over the terms of the respective leases. Certain lease agreements contain provisions that grant additional rents based on a tenant’s sales volume (contingent overage rent). Overage rent is recognized when tenants achieve the specified sales targets as defined in their lease agreements. If we determine that collectibility is probable, we recognize income from rentals based on the methodology described above. If we determine that collectibility is not probable, we recognize income only to the extent that cash has been received from the tenant. We have accounts receivable due from tenants and are subject to the risk of tenant defaults and bankruptcies that may affect the collection of outstanding receivables. These receivables are reduced for credit loss, which is recognized as a reduction to rental income. We regularly evaluate the collectibility of these lease-related receivables by analyzing past due account balances and consider such facts as the credit quality of our customer, historical write-off experience, tenant credit-worthiness and current economic trends when evaluating the collectibility of rental income. Although we estimate uncollectible receivables and provide for them through charges against income, actual experience may differ from those estimates.
We recognize the sale of real estate when control transfers to the buyer. As part of our ongoing business strategy, we will, from time to time, sell properties, land parcels and outlots, some of which are ground-leased to tenants.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to financial instruments depend upon prevailing interest rates. We are exposed to interest rate changes primarily through our 2022 Revolving Facility and unsecured term loans and other property-specific variable-rate mortgages. Our objectives with respect to interest rate risk are to balance the potential impact of interest rate changes on operations and cash flows against our desire to lower our overall borrowing costs. To achieve these objectives, we may borrow at fixed or variable rates and enter into derivative financial instruments such as interest rate swaps, hedges, etc., in order to mitigate the interest rate risk. As a matter of policy, we do not use financial instruments for trading or speculative transactions.
As of December 31, 2022, we had $3.0 billion of outstanding consolidated indebtedness (inclusive of net unamortized debt discounts, premiums and issuance costs of $32.0 million). In addition, we were party to various consolidated interest rate hedge agreements totaling $975.0 million with maturities over various terms through 2026. Reflecting the effects of these hedge agreements, our fixed and variable rate debt would have been $2.8 billion (94%) and $183.3 million (6%), respectively, of our total consolidated indebtedness at December 31, 2022.
As of December 31, 2022, we had $256.5 million of fixed rate debt scheduled to mature in 2023. A 100-basis point change in interest rates on this debt as of December 31, 2022 would change our annual cash flow by $2.6 million. A 100-basis point change in interest rates on our unhedged variable rate debt as of December 31, 2022 would change our annual cash flow by $1.8 million. Based upon the terms of our variable rate debt, we are most vulnerable to a change in short-term SOFR interest rates.
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
Changes in Internal Control Over Financial Reporting
There were no changes to the Parent Company’s internal control over financial reporting during the fourth quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
Management Report on Internal Control Over Financial Reporting
The Parent Company is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision of and with the participation of the Parent Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Parent Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control – Integrated Framework, the Parent Company’s management has concluded that its internal control over financial reporting was effective as of December 31, 2022. The Parent Company’s independent auditors, KPMG LLP, an independent registered public accounting firm, have issued a report on its internal control over financial reporting as stated in their report which is included herein.

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
Changes in Internal Control Over Financial Reporting
There were no changes to the Operating Partnership’s internal control over financial reporting during the fourth quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
Management Report on Internal Control Over Financial Reporting
The Operating Partnership is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision of and with the participation of the Operating Partnership’s management, including its Chief Executive Officer and Chief Financial Officer, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control – Integrated Framework, the Operating Partnership’s management has concluded that its internal control over financial reporting was effective as of December 31, 2022. The Operating Partnership’s independent auditors, KPMG LLP, an independent registered public accounting firm, have issued a report on its internal control over financial reporting as stated in their report which is included herein.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Trustees of Kite Realty Group Trust:
Opinion on Internal Control Over Financial Reporting
We have audited Kite Realty Group Trust and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule III – Consolidated Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements), and our report dated February 20, 2023 expressed an unqualified opinion on those consolidated financial statements.
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
February 20, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of Kite Realty Group, L.P. and subsidiaries and Board of Trustees of Kite Realty Group Trust:
Opinion on Internal Control Over Financial Reporting
We have audited Kite Realty Group, L.P. and subsidiaries’ (the Partnership) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, partner’s equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule III – Consolidated Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements), and our report dated February 20, 2023 expressed an unqualified opinion on those consolidated financial statements.
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
February 20, 2023

ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is hereby incorporated by reference to the material appearing in our 2023 Annual Meeting Proxy Statement (the “Proxy Statement”), which we intend to file within 120 days after our fiscal year-end in accordance with Regulation 14A.
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

EXHIBIT INDEX

Exhibit No.	Description	Location
2.1	Agreement and Plan of Merger by and among Kite Realty Group Trust, KRG Magellan, LLC and Inland Diversified Real Estate Trust, Inc., dated February 9, 2014	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on February 11, 2014

2.2	Agreement and Plan of Merger, dated as of July 18, 2021, by and among Kite Realty Group Trust, KRG Oak, LLC, and Retail Properties of America, Inc.	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 19, 2021

3.1	Articles of Amendment and Restatement of Declaration of Trust of the Kite Realty Group Trust, as supplemented and amended	Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 28, 2022

3.2	Second Amended and Restated Bylaws of the Company, as amended	Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 28, 2022

3.3	Certificate of Limited Partnership of Kite Realty Group, L.P.	Incorporated by reference to Exhibit 3.7 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 22, 2021

4.1	Form of Common Share Certificate	Incorporated by reference to Exhibit 4.1 to Kite Realty Group Trust’s registration statement on Form S-11 (File No. 333-114224) declared effective by the SEC on August 10, 2004

4.2	Indenture, dated September 26, 2016, between Kite Realty Group, L.P., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 27, 2016

4.3	First Supplemental Indenture, dated September 26, 2016, among Kite Realty Group, L.P., Kite Realty Group Trust, as possible future guarantor, and U.S. Bank National Association	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 27, 2016

4.4	Form of Global Note representing the Notes	Incorporated by reference to Exhibits 4.2 and 4.3 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 27, 2016

4.5	Indenture, dated as of March 22, 2021, among Kite Realty Group, L.P., as issuer, Kite Realty Group Trust, as REIT, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 22, 2021

4.6	Form of Global Note representing the 0.75% Exchangeable Senior Notes due 2027 (included in Exhibit 4.5)	Incorporated by reference to Exhibit 4.1 and 4.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 22, 2021

4.7	Indenture, dated March 12, 2015, by and between Retail Properties of America, Inc. as Issuer and U.S. Bank National Association as Trustee	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Retail Properties of America, Inc. filed with the SEC on March 12, 2015

4.8	First Supplemental Indenture, dated March 12, 2015, by and between Retail Properties of America, Inc. as Issuer and U.S. Bank National Association as Trustee	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Retail Properties of America, Inc. filed with the SEC on March 12, 2015

4.9	Second Supplemental Indenture, dated July 21, 2020, by and between Retail Properties of America, Inc. as Issuer and U.S. Bank National Association as Trustee	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Retail Properties of America, Inc. filed with the SEC on July 21, 2020

4.10	Third Supplemental Indenture, dated August 25, 2020, by and between Retail Properties of America, Inc. as Issuer and U.S. Bank National Association as Trustee	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Retail Properties of America, Inc. filed with the SEC on August 25, 2020

Exhibit No.	Description	Location
4.11	Fourth Supplemental Indenture, dated as of October 22, 2021, between Kite Realty Group, L.P., as successor company, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

4.12	Description of the Registrant’s Securities	Incorporated by reference to Exhibit 4.12 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 28, 2022

10.1	Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P., dated as of August 16, 2004	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.2	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P., dated as of December 7, 2010	Incorporate by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on December 13, 2010

10.3	Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 12, 2012

10.4	Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 29, 2014

10.5	Amendment No. 4 to Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 5, 2019

10.6	Amendment No. 5 to Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 26, 2019

10.7	Executive Employment Agreement, dated as of December 29, 2020, by and between the Company and John A. Kite*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on December 31, 2020

10.8	Executive Employment Agreement, dated as of December 29, 2020, by and between the Company and Thomas K. McGowan*	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on December 31, 2020

10.9	Executive Employment Agreement, dated as of December 29, 2020, by and between the Company and Heath R. Fear*	Incorporated by reference to Exhibit 10.3 the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on December 31, 2020

10.10	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group Trust, Kite Realty Group, L.P. and John A. Kite*	Incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.11	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group Trust, Kite Realty Group, L.P. and Thomas K. McGowan*	Incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.12	Indemnification Agreement, dated as of November 5, 2018, by and among Kite Realty Group Trust, Kite Realty Group, L.P. and Heath R. Fear*	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on November 7, 2018

10.13	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group Trust, Kite Realty Group, L.P. and William E. Bindley*	Incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

Exhibit No.	Description	Location
10.14	Indemnification Agreement, dated as of March 8, 2013, by and between Kite Realty Group Trust, Kite Realty Group, L.P. and Victor J. Coleman*	Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on March 8, 2013

10.15	Indemnification Agreement, dated as of March 7, 2014, by and between Kite Realty Group Trust, Kite Realty Group, L.P. and Christie B. Kelly*	Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on March 7, 2014

10.16	Indemnification Agreement, dated as of March 7, 2014, by and between Kite Realty Group Trust, Kite Realty Group, L.P. and David R. O’Reilly*	Incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on March 7, 2014

10.17	Indemnification Agreement, dated as of March 7, 2014, by and between Kite Realty Group Trust, Kite Realty Group, L.P. and Barton R. Peterson*	Incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of Kite Realty Group Trust filled with the SEC on March 7, 2014

10.18	Indemnification Agreement, dated as of February 27, 2015, by and between Kite Realty Group Trust, Kite Realty Group, L.P., and Lee A. Daniels*	Incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

10.19	Indemnification Agreement, dated as of February 27, 2015, by and between Kite Realty Group Trust, Kite Realty Group, L.P., and Charles H. Wurtzebach*	Incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

10.20	Indemnification Agreement, dated as of February 16, 2021, by and between Kite Realty Group Trust, Kite Realty Group, L.P. and Caroline L. Young*	Incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 22, 2021

10.21	Indemnification Agreement, dated as of March 24, 2021, by and among Kite Realty Group Trust, Kite Realty Group, L.P. and Derrick Burks*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 25, 2021

10.22	Indemnification Agreement, dated as of October 22, 2021, by and among Kite Realty Group Trust, Kite Realty Group, L.P. and Bonnie S. Biumi*	Incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.23	Indemnification Agreement, dated as of October 22, 2021, by and among Kite Realty Group Trust, Kite Realty Group, L.P. and Gerald M. Gorski*	Incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.24	Indemnification Agreement, dated as of October 22, 2021, by and among Kite Realty Group Trust, Kite Realty Group, L.P. and Steven P. Grimes*	Incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.25	Indemnification Agreement, dated as of October 22, 2021, by and among Kite Realty Group Trust, Kite Realty Group, L.P. and Peter L. Lynch*	Incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.26	Kite Realty Group Trust 2008 Employee Share Purchase Plan*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 12, 2008

10.27
Registration Rights Agreement, dated as of August 16, 2004, by and among the Company, Alvin E. Kite, Jr., John A. Kite, Paul W. Kite, Thomas K. McGowan, Daniel R. Sink, George F. McMannis, Mark Jenkins, C. Kenneth Kite, David Grieve and KMI Holdings, LLC
Incorporated by reference to Exhibit 10.32 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.28	Amendment No. 1 to Registration Rights Agreement, dated August 29, 2005, by and among the Company and the other parties listed on the signature page thereto	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust filed with the SEC on November 14, 2005

Exhibit No.	Description	Location
10.29	Registration Rights Agreement, dated as of March 22, 2021, by and among Kite Realty Group Trust, Kite Realty Group, L.P. and the initial purchasers party thereto	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 22, 2021

10.30	Tax Protection Agreement, dated August 16, 2004, by and among the Company, Kite Realty Group, L.P., Alvin E. Kite, Jr., John A. Kite, Paul W. Kite, Thomas K. McGowan and C. Kenneth Kite	Incorporated by reference to Exhibit 10.33 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.31	Form of 2014 Outperformance LTIP Unit Award Agreement*	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 29, 2014

10.32	Form of 2016 Outperformance Plan LTIP Unit Agreement*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on February 3, 2016

10.33	Kite Realty Group Trust 2013 Equity Incentive Plan, as amended and restated as of February 28, 2019*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 17, 2019

10.34	Kite Realty Group Trust 2013 Equity Incentive Plan, as amended and restated as of May 11, 2022*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 13, 2022

10.35	Form of Nonqualified Share Option Agreement under 2013 Equity Incentive Plan*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 14, 2013

10.36	Form of Restricted Share Agreement under 2013 Equity Incentive Plan*	Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 14, 2013

10.37	Retail Properties of America, Inc. Amended and Restated 2014 Long-Term Equity Compensation Plan*	Incorporated by reference to Exhibit 10.1 of the Registration on Form S-8 of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.38	Kite Realty Group Trust Trustee Deferred Compensation Plan*	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust filed with the SEC on August 9, 2006

10.39	Form of Performance Share Unit Agreement under 2013 Equity Incentive Plan*	Incorporated by reference to Exhibit 10.38 of the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2017

10.40	Form of Performance Restricted Share Agreement under 2013 Equity Incentive Plan*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on November 7, 2018

10.41	Form of Appreciation Only LTIP Unit Agreement*	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 5, 2019

10.42	Form of LTIP Unit Agreement*	Incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 22, 2021

10.43	Form of Performance LTIP Unit Agreement*	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust filed with the SEC on May 6, 2022

10.44	Term Loan Agreement, dated as of October 25, 2018, by and among Kite Realty Group, L.P., KeyBank National Association, as Administrative Agent, and the other lenders party thereto	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 26, 2018

Exhibit No.	Description	Location
10.45	Springing Guaranty, dated as of October 25, 2018, by Kite Realty Group Trust	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 26, 2018

10.46	First Amendment to Term Loan Agreement, dated as of December 21, 2022, by and among Kite Realty Group, L.P., KeyBank National Association, as Administrative Agent, and the other lenders party thereto	Filed herewith

10.47	Note Purchase Agreement, dated as of August 28, 2015, by and among Kite Realty Group, L.P., and the other parties named therein as Purchasers	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 3, 2015

10.48
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

10.49
First Amendment to Sixth Amended and Restated Credit Agreement, dated as of October 22, 2021, by and among Kite Realty Group, L.P., Kite Realty Group Trust, KeyBank National Association, as administrative agent, and the lenders party thereto
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.50
Second Amendment to Sixth Amended and Restated Credit Agreement, dated as of July 29, 2022, by and among Kite Realty Group, L.P., Kite Realty Group Trust, KeyBank National Association, as administrative agent, and the lenders party thereto
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 2, 2022

10.51	Springing Guaranty, dated as of October 22, 2021, by Kite Realty Group Trust	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.52
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

10.53
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

10.54
Second Amendment to Term Loan Agreement, dated as of July 19, 2021, by and among Retail Properties of America, Inc. as Borrower and KeyBank National Association as Administrative Agent and certain lenders from time to time parties thereto, as Lenders
Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Retail Properties of America, Inc. filed with the SEC on August 4, 2021

10.55
Third Amendment to Term Loan Agreement, dated as of October 22, 2021, by and among Kite Realty Group, L.P., Kite Realty Group Trust, KeyBank National Association, as administrative agent, and the lenders party thereto
Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.56
Fourth Amendment to Term Loan Agreement, dated as of July 29, 2022, by and among Kite Realty Group, L.P., Kite Realty Group Trust, KeyBank National Association, as administrative agent, and the lenders party thereto
Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 2, 2022

10.57	Springing Guaranty, dated as of October 22, 2021, by Kite Realty Group Trust	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

Exhibit No.	Description	Location

10.58
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

10.59
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

10.60
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

10.61
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

10.62
Fourth Amendment to Term Loan Agreement, dated as of October 22, 2021, by and among Kite Realty Group, L.P., Kite Realty Group Trust, Capital One, National Association, as administrative agent, and the lenders party thereto
Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.63	Springing Guaranty, dated as of October 22, 2021, by Kite Realty Group Trust	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.64	Note Purchase Agreement dated as of May 16, 2014 among the Retail Properties of America, Inc. as issuer and certain institutions as purchasers	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Retail Properties of America, Inc. filed with the SEC on May 22, 2014

10.65	Assumption Agreement with respect to the 2014 Note Purchase Agreement, dated as of October 22, 2021, by Kite Realty Group, L.P.	Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.66	Springing Guaranty with respect to the 2014 Note Purchase Agreement, dated as of October 22, 2021, by Kite Realty Group Trust	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.67	Note Purchase Agreement dated as of September 30, 2016, among Retail Properties of America, Inc. as issuer and certain institutions as purchasers	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Retail Properties of America, Inc. filed with the SEC on October 5, 2016

10.68	Assumption Agreement with respect to the 2016 Note Purchase Agreement, dated as of October 22, 2021, by Kite Realty Group, L.P.	Incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.69	Springing Guaranty with respect to the 2016 Note Purchase Agreement, dated as of October 22, 2021, by Kite Realty Group Trust	Incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.70	Note Purchase Agreement dated as of April 5, 2019 among Retail Properties of America, Inc. as issuer and certain institutions as purchasers	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Retail Properties of America, Inc. filed with the SEC on April 9, 2019

10.71	Assumption Agreement with respect to the 2019 Note Purchase Agreement, dated as of October 22, 2021, by Kite Realty Group, L.P.	Incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

Exhibit No.	Description	Location
10.72	Springing Guaranty with respect to the 2019 Note Purchase Agreement, dated as of October 22, 2021, by Kite Realty Group Trust	Incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

21.1	List of Subsidiaries	Filed herewith

23.1	Consent of KPMG LLP relating to the Parent Company	Filed herewith

23.2	Consent of KPMG LLP relating to the Operating Partnership	Filed herewith

31.1	Certification of principal executive officer of the Parent Company required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of principal financial officer of the Parent Company required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

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
*Denotes a management contract or compensatory, plan contract or arrangement.
ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KITE REALTY GROUP TRUST
(Registrant)

/s/ JOHN A. KITE

John A. Kite
Date:	February 20, 2023	Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ HEATH R. FEAR

Heath R. Fear
Date:	February 20, 2023	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

KITE REALTY GROUP L.P.
(Registrant)
By: Kite Realty Group Trust, its sole general partner

/s/ JOHN A. KITE

John A. Kite
Date:	February 20, 2023	Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ HEATH R. FEAR

Heath R. Fear
Date:	February 20, 2023	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN A. KITE	Chairman, Chief Executive Officer, and Trustee (Principal Executive Officer)	February 20, 2023
(John A. Kite)

/s/ WILLIAM E. BINDLEY	Trustee	February 20, 2023
(William E. Bindley)

/s/ BONNIE S. BIUMI	Trustee	February 20, 2023
(Bonnie S. Biumi)

/s/ DERRICK BURKS	Trustee	February 20, 2023
(Derrick Burks)

/s/ VICTOR J. COLEMAN	Trustee	February 20, 2023
(Victor J. Coleman)

/s/ GERALD M. GORSKI	Trustee	February 20, 2023
(Gerald M. Gorski)

/s/ STEVEN P. GRIMES	Trustee	February 20, 2023
(Steven P. Grimes)

/s/ CHRISTIE B. KELLY	Trustee	February 20, 2023
(Christie B. Kelly)

/s/ PETER L. LYNCH	Trustee	February 20, 2023
(Peter L. Lynch)

/s/ DAVID R. O’REILLY	Trustee	February 20, 2023
(David R. O’Reilly)

/s/ BARTON R. PETERSON	Trustee	February 20, 2023
(Barton R. Peterson)

/s/ CHARLES H. WURTZEBACH	Trustee	February 20, 2023
(Charles H. Wurtzebach)

/s/ CAROLINE L. YOUNG	Trustee	February 20, 2023
(Caroline L. Young)

/s/ HEATH R. FEAR	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 20, 2023
(Heath R. Fear)

/s/ DAVID E. BUELL	Senior Vice President, Chief Accounting Officer	February 20, 2023
(David E. Buell)

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are not applicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Trustees of Kite Realty Group Trust:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Kite Realty Group Trust and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule III – Consolidated Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of investment properties for potential impairment
As discussed in Note 2 to the consolidated financial statements, land, buildings, and improvements, net was $7,656,765 thousand as of December 31, 2022. The Company’s investment properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. This review for potential impairment triggering events requires certain assumptions, estimates, and significant judgment, including about the anticipated holding period for an investment property.
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
February 20, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of Kite Realty Group, L.P. and subsidiaries and Board of Trustees of Kite Realty Group Trust:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Kite Realty Group, L.P. and subsidiaries (the Partnership) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, partner’s equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule III – Consolidated Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2023 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.
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
Evaluation of investment properties for potential impairment
As discussed in Note 2 to the consolidated financial statements, land, buildings, and improvements, net was $7,656,765 thousand as of December 31, 2022. The Partnership’s investment properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. This review for potential impairment triggering events requires certain assumptions, estimates, and significant judgment, including about the anticipated holding period for an investment property.
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
Indianapolis, Indiana
February 20, 2023

KITE REALTY GROUP TRUST
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2022	December 31, 2021
Assets:
Investment properties, at cost:	$7,732,573	$7,592,348
Less: accumulated depreciation	(1,161,148)	(884,809)
Net investment properties	6,571,425	6,707,539

Cash and cash equivalents	115,799	93,241
Tenant and other receivables, including accrued straight-line rent of $44,460 and $28,071, respectively	101,301	68,444
Restricted cash and escrow deposits	6,171	7,122
Deferred costs, net	409,828	541,518
Short-term deposits	—	125,000
Prepaid and other assets	127,044	84,826
Investments in unconsolidated subsidiaries	10,414	11,885
Total assets	$7,341,982	$7,639,575

Liabilities and Equity:
Liabilities:
Mortgage and other indebtedness, net	$3,010,299	$3,150,808
Accounts payable and accrued expenses	207,792	184,982
Deferred revenue and other liabilities	298,039	321,419
Total liabilities	3,516,130	3,657,209

Commitments and contingencies
Limited Partners’ interests in Operating Partnership and other	53,967	55,173

Equity:
Common shares, $0.01 par value, 490,000,000 shares authorized, 219,185,658 and 218,949,569 shares issued and outstanding at December 31, 2022 and 2021, respectively	2,192	2,189
Additional paid-in capital	4,897,736	4,898,673
Accumulated other comprehensive income (loss)	74,344	(15,902)
Accumulated deficit	(1,207,757)	(962,913)
Total shareholders’ equity	3,766,515	3,922,047
Noncontrolling interests	5,370	5,146
Total equity	3,771,885	3,927,193
Total liabilities and equity	$7,341,982	$7,639,575
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Revenue:
Rental income	$782,349	$367,399	$257,670
Other property-related revenue	11,108	4,683	8,597
Fee income	8,539	1,242	378
Total revenue	801,996	373,324	266,645

Expenses:
Property operating	107,217	55,561	41,012
Real estate taxes	104,589	49,530	35,867
General, administrative and other	54,860	33,984	30,840
Merger and acquisition costs	925	86,522	—
Depreciation and amortization	469,805	200,460	128,648
Total expenses	737,396	426,057	236,367

Gain on sales of operating properties, net	27,069	31,209	4,733

Operating income (loss)	91,669	(21,524)	35,011
Other (expense) income:
Interest expense	(104,276)	(60,447)	(50,399)
Income tax (expense) benefit of taxable REIT subsidiary	(43)	310	696
Equity in earnings (loss) of unconsolidated subsidiaries	256	(416)	(1,685)
Other income, net	240	355	254
Net loss	(12,154)	(81,722)	(16,123)
Net (income) loss attributable to noncontrolling interests	(482)	916	(100)
Net loss attributable to common shareholders	$(12,636)	$(80,806)	$(16,223)

Net loss per common share – basic and diluted	$(0.06)	$(0.73)	$(0.19)

Weighted average common shares outstanding – basic	219,074,448	110,637,562	84,142,261
Weighted average common shares outstanding – diluted	219,074,448	110,637,562	84,142,261

Net loss	$(12,154)	$(81,722)	$(16,123)
Change in fair value of derivatives	91,271	15,670	(14,969)
Total comprehensive income (loss)	79,117	(66,052)	(31,092)
Comprehensive (income) loss attributable to noncontrolling interests	(1,507)	229	367
Comprehensive income (loss) attributable to the Company	$77,610	$(65,823)	$(30,725)
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST
Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
	Shares	Amount
Balances, December 31, 2019	83,963,369	$840	$2,074,436	$(16,283)	$(769,955)	$1,289,038
Stock compensation activity	206,591	2	5,483	—	—	5,485
Other comprehensive loss	—	—	—	(14,602)	—	(14,602)
Distributions to common shareholders	—	—	—	—	(38,128)	(38,128)
Net loss attributable to common shareholders	—	—	—	—	(16,223)	(16,223)
Acquisition of partner’s noncontrolling interest in Pan Am Plaza	—	—	(2,500)	—	—	(2,500)
Exchange of redeemable noncontrolling interests for common shares	18,039	—	187	—	—	187
Adjustment to redeemable noncontrolling interests	—	—	7,397	—	—	7,397
Balances, December 31, 2020	84,187,999	$842	$2,085,003	$(30,885)	$(824,306)	$1,230,654

Stock compensation activity	245,333	$2	$6,793	$—	$—	$6,795
Shares withheld for employee taxes	(714,569)	(7)	(15,031)	—	—	(15,038)
Issuance of common stock – Merger	134,931,465	1,349	2,846,020	—	—	2,847,369
Other comprehensive income	—	—	—	14,983	—	14,983
Distributions to common shareholders	—	—	—	—	(57,801)	(57,801)
Net loss attributable to common shareholders	—	—	—	—	(80,806)	(80,806)
Purchase of capped calls	—	—	(9,800)	—	—	(9,800)
Exchange of redeemable noncontrolling interests for common shares	299,341	3	4,235	—	—	4,238
Adjustment to redeemable noncontrolling interests	—	—	(18,547)	—	—	(18,547)
Balances, December 31, 2021	218,949,569	$2,189	$4,898,673	$(15,902)	$(962,913)	$3,922,047

Stock compensation activity	151,089	$2	$9,544	$—	$—	$9,546
Other comprehensive income	—	—	—	90,246	—	90,246
Distributions to common shareholders	—	—	—	—	(232,208)	(232,208)
Net loss attributable to common shareholders	—	—	—	—	(12,636)	(12,636)
Acquisition of partner’s noncontrolling interest in Killingly Commons	—	—	416	—	—	416
Exchange of redeemable noncontrolling interests for common shares	85,000	1	1,669	—	—	1,670
Adjustment to redeemable noncontrolling interests	—	—	(12,566)	—	—	(12,566)
Balances, December 31, 2022	219,185,658	$2,192	$4,897,736	$74,344	$(1,207,757)	$3,766,515
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(12,154)	$(81,722)	$(16,123)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	472,969	203,142	130,783
Gain on sales of operating properties, net	(27,069)	(31,209)	(4,733)
Straight-line rent	(16,632)	(5,391)	3,131
Compensation expense for equity awards	10,280	6,697	5,998
Amortization of debt fair value adjustments	(13,521)	(2,993)	(444)
Amortization of in-place lease assets and liabilities	(4,821)	(2,611)	(3,822)
Changes in assets and liabilities:
Tenant receivables	(16,763)	(3,102)	(3,062)
Deferred costs and other assets	7,522	6,857	(7,618)
Accounts payable, accrued expenses, deferred revenue and other liabilities	(20,528)	10,683	(8,595)
Net cash provided by operating activities	379,283	100,351	95,515

Cash flows from investing activities:
Cash and restricted cash acquired in the Merger	—	14,992	—
Acquisitions of interests in properties	(100,142)	(10,445)	(65,298)
Capital expenditures	(158,540)	(57,313)	(38,266)
Net proceeds from sales of land	4,716	54,157	9,134
Net proceeds from sales of operating properties	75,699	26,556	13,888
Investment in short-term deposits	125,000	(125,000)	—
Small business loan repayments (funding)	657	712	(2,199)
Change in construction payables	6,341	4,413	2,442
Distribution from unconsolidated joint venture	1,245	1,029	—
Capital contribution to unconsolidated joint venture	(125)	(134)	(541)
Net cash used in investing activities	(45,149)	(91,033)	(80,840)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	30	31	72
Repurchases of common shares upon the vesting of restricted shares	(1,535)	(15,031)	(1,336)
Purchase of capped calls	—	(9,800)	—
Debt and equity issuance costs	(5,159)	(8,141)	—
Loan proceeds	455,000	215,000	325,000
Loan payments	(568,963)	(77,591)	(302,477)
Distributions paid – common shareholders	(179,624)	(57,801)	(38,128)
Distributions paid – redeemable noncontrolling interests	(2,622)	(2,208)	(1,533)
Acquisition of partner’s interest in Killingly Commons joint venture	(9,654)	—	—
Acquisition of partner’s interest in Pan Am Plaza joint venture	—	—	(2,500)
Net cash (used in) provided by financing activities	(312,527)	44,459	(20,902)

Net change in cash, cash equivalents and restricted cash	21,607	53,777	(6,227)
Cash, cash equivalents and restricted cash, beginning of year	100,363	46,586	52,813
Cash, cash equivalents and restricted cash, end of year	$121,970	$100,363	$46,586

Supplemental disclosures
Cash paid for interest, net of capitalized interest	$113,744	$59,552	$50,387

Non-cash investing and financing activities
Exchange of redeemable noncontrolling interests for common shares	$1,670	$4,236	$—
Net investment in sales-type lease	$—	$—	$4,665
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except unit and per unit data)

	December 31, 2022	December 31, 2021
Assets:
Investment properties, at cost:	$7,732,573	$7,592,348
Less: accumulated depreciation	(1,161,148)	(884,809)
Net investment properties	6,571,425	6,707,539

Cash and cash equivalents	115,799	93,241
Tenant and other receivables, including accrued straight-line rent of $44,460 and $28,071, respectively	101,301	68,444
Restricted cash and escrow deposits	6,171	7,122
Deferred costs, net	409,828	541,518
Short-term deposits	—	125,000
Prepaid and other assets	127,044	84,826
Investments in unconsolidated subsidiaries	10,414	11,885
Total assets	$7,341,982	$7,639,575

Liabilities and Equity:
Liabilities:
Mortgage and other indebtedness, net	$3,010,299	$3,150,808
Accounts payable and accrued expenses	207,792	184,982
Deferred revenue and other liabilities	298,039	321,419
Total liabilities	3,516,130	3,657,209

Commitments and contingencies
Limited Partners’ interests in Operating Partnership and other	53,967	55,173

Partners’ Equity:
Common equity, 219,185,658 and 218,949,569 units issued and outstanding at December 31, 2022 and 2021, respectively	3,692,171	3,937,949
Accumulated other comprehensive income (loss)	74,344	(15,902)
Total Partners’ equity	3,766,515	3,922,047
Noncontrolling interests	5,370	5,146
Total equity	3,771,885	3,927,193
Total liabilities and equity	$7,341,982	$7,639,575
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except unit and per unit data)

	Year Ended December 31,
	2022	2021	2020
Revenue:
Rental income	$782,349	$367,399	$257,670
Other property-related revenue	11,108	4,683	8,597
Fee income	8,539	1,242	378
Total revenue	801,996	373,324	266,645

Expenses:
Property operating	107,217	55,561	41,012
Real estate taxes	104,589	49,530	35,867
General, administrative and other	54,860	33,984	30,840
Merger and acquisition costs	925	86,522	—
Depreciation and amortization	469,805	200,460	128,648
Total expenses	737,396	426,057	236,367

Gain on sales of operating properties, net	27,069	31,209	4,733

Operating income (loss)	91,669	(21,524)	35,011
Other (expense) income:
Interest expense	(104,276)	(60,447)	(50,399)
Income tax (expense) benefit of taxable REIT subsidiary	(43)	310	696
Equity in earnings (loss) of unconsolidated subsidiaries	256	(416)	(1,685)
Other income, net	240	355	254
Net loss	(12,154)	(81,722)	(16,123)
Net income attributable to noncontrolling interests	(623)	(514)	(528)
Net loss attributable to common unitholders	$(12,777)	$(82,236)	$(16,651)

Allocation of net loss:
Limited Partners	$(141)	$(1,430)	$(428)
Parent Company	(12,636)	(80,806)	(16,223)
	$(12,777)	$(82,236)	$(16,651)

Net loss per unit – basic and diluted	$(0.06)	$(0.73)	$(0.19)

Weighted average common units outstanding – basic	221,858,084	113,103,177	86,361,139
Weighted average common units outstanding – diluted	221,858,084	113,103,177	86,361,139

Net loss	$(12,154)	$(81,722)	$(16,123)
Change in fair value of derivatives	91,271	15,670	(14,969)
Total comprehensive income (loss)	79,117	(66,052)	(31,092)
Comprehensive income attributable to noncontrolling interests	(623)	(514)	(528)
Comprehensive income (loss) attributable to common unitholders	$78,494	$(66,566)	$(31,620)
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Statements of Partner’s Equity
(in thousands)

	General Partner		Total
	Common Equity	Accumulated Other Comprehensive (Loss) Income
Balances, December 31, 2019	$1,305,321	$(16,283)	$1,289,038
Stock compensation activity	5,485	—	5,485
Other comprehensive loss attributable to Parent Company	—	(14,602)	(14,602)
Distributions to Parent Company	(38,128)	—	(38,128)
Net loss attributable to Parent Company	(16,223)	—	(16,223)
Acquisition of partner’s noncontrolling interest in Pan Am Plaza	(2,500)	—	(2,500)
Conversion of Limited Partner Units to shares of the Parent Company	187	—	187
Adjustment to redeemable noncontrolling interests	7,397	—	7,397
Balances, December 31, 2020	$1,261,539	$(30,885)	$1,230,654

Stock compensation activity	6,795	—	6,795
Shares withheld for employee taxes	(15,038)	—	(15,038)
Issuance of General Partner Units to the Parent Company – Merger	2,847,369	—	2,847,369
Other comprehensive income attributable to Parent Company	—	14,983	14,983
Distributions to Parent Company	(57,801)	—	(57,801)
Net loss attributable to Parent Company	(80,806)	—	(80,806)
Purchase of capped calls	(9,800)	—	(9,800)
Conversion of Limited Partner Units to shares of the Parent Company	4,238	—	4,238
Adjustment to redeemable noncontrolling interests	(18,547)	—	(18,547)
Balances, December 31, 2021	$3,937,949	$(15,902)	$3,922,047

Stock compensation activity	9,546	—	9,546
Other comprehensive loss attributable to Parent Company	—	90,246	90,246
Distributions to Parent Company	(232,208)	—	(232,208)
Net loss attributable to Parent Company	(12,636)	—	(12,636)
Acquisition of partner’s noncontrolling interest in Killingly Commons	416	—	416
Conversion of Limited Partner Units to shares of the Parent Company	1,670	—	1,670
Adjustment to redeemable noncontrolling interests	(12,566)	—	(12,566)
Balances, December 31, 2022	$3,692,171	$74,344	$3,766,515
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(12,154)	$(81,722)	$(16,123)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	472,969	203,142	130,783
Gain on sales of operating properties, net	(27,069)	(31,209)	(4,733)
Straight-line rent	(16,632)	(5,391)	3,131
Compensation expense for equity awards	10,280	6,697	5,998
Amortization of debt fair value adjustments	(13,521)	(2,993)	(444)
Amortization of in-place lease assets and liabilities	(4,821)	(2,611)	(3,822)
Changes in assets and liabilities:
Tenant receivables	(16,763)	(3,102)	(3,062)
Deferred costs and other assets	7,522	6,857	(7,618)
Accounts payable, accrued expenses, deferred revenue and other liabilities	(20,528)	10,683	(8,595)
Net cash provided by operating activities	379,283	100,351	95,515

Cash flows from investing activities:
Cash and restricted cash acquired in the Merger	—	14,992	—
Acquisitions of interests in properties	(100,142)	(10,445)	(65,298)
Capital expenditures	(158,540)	(57,313)	(38,266)
Net proceeds from sales of land	4,716	54,157	9,134
Net proceeds from sales of operating properties	75,699	26,556	13,888
Investment in short-term deposits	125,000	(125,000)	—
Small business loan repayments (funding)	657	712	(2,199)
Change in construction payables	6,341	4,413	2,442
Distribution from unconsolidated joint venture	1,245	1,029	—
Capital contribution to unconsolidated joint venture	(125)	(134)	(541)
Net cash used in investing activities	(45,149)	(91,033)	(80,840)

Cash flows from financing activities:
Contributions from the General Partner	30	31	72
Repurchases of common shares upon the vesting of restricted shares	(1,535)	(15,031)	(1,336)
Purchase of capped calls	—	(9,800)	—
Debt and equity issuance costs	(5,159)	(8,141)	—
Loan proceeds	455,000	215,000	325,000
Loan payments	(568,963)	(77,591)	(302,477)
Distributions paid – common unitholders	(179,624)	(57,801)	(38,128)
Distributions paid – redeemable noncontrolling interests	(2,622)	(2,208)	(1,533)
Acquisition of partner’s interest in Killingly Commons joint venture	(9,654)	—	—
Acquisition of partner’s interest in Pan Am Plaza joint venture	—	—	(2,500)
Net cash (used in) provided by financing activities	(312,527)	44,459	(20,902)

Net change in cash, cash equivalents and restricted cash	21,607	53,777	(6,227)
Cash, cash equivalents and restricted cash, beginning of year	100,363	46,586	52,813
Cash, cash equivalents and restricted cash, end of year	$121,970	$100,363	$46,586

Supplemental disclosures
Cash paid for interest, net of capitalized interest	$113,744	$59,552	$50,387

Non-cash investing and financing activities
Conversion of Limited Partner Units to shares of the Parent Company	$1,670	$4,236	$—
Net investment in sales-type lease	$—	$—	$4,665
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
($ in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)
NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION
Kite Realty Group Trust (the “Parent Company”), through its majority-owned subsidiary, Kite Realty Group, L.P. (the “Operating Partnership”), owns interests in various operating subsidiaries and joint ventures engaged in the ownership, operation, acquisition, development and redevelopment of high-quality, open-air shopping centers and mixed-used assets that are primarily grocery-anchored and located in high-growth Sun Belt and select strategic gateway markets in the United States. The terms “Company,” “we,” “us,” and “our” refer to the Parent Company and the Operating Partnership, collectively, and those entities owned or controlled by the Parent Company and/or the Operating Partnership.
The Operating Partnership was formed on August 16, 2004, when the Parent Company contributed properties and the net proceeds from an initial public offering (“IPO”) of shares of its common stock to the Operating Partnership. The Parent Company was organized in Maryland in 2004 to succeed in the development, acquisition, construction and real estate businesses of its predecessor. We believe the Company qualifies as a real estate investment trust (“REIT”) under provisions of the Internal Revenue Code of 1986, as amended.
The Parent Company is the sole general partner of the Operating Partnership, and as of December 31, 2022 owned approximately 98.7% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 1.3% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) were owned by the limited partners. As the sole general partner of the Operating Partnership, the Parent Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. The Parent Company and the Operating Partnership are operated as one enterprise. The management of the Parent Company consists of the same members as the management of the Operating Partnership. As the sole general partner with control of the Operating Partnership, the Parent Company consolidates the Operating Partnership for financial reporting purposes, and the Parent Company does not have any significant assets other than its investment in the Operating Partnership.
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
Pursuant to the terms of the Merger Agreement, each outstanding share of RPAI common stock converted into the right to receive 0.623 common shares of the Company plus cash in lieu of fractional Company shares. The aggregate value of the Merger consideration paid to former holders of RPAI common stock was approximately $2.8 billion, excluding the value of RPAI restricted stock units that vested at closing and certain restricted share awards assumed by the Company at closing. In connection with the Merger, the Operating Partnership issued an equivalent amount of General Partner Units to the Parent Company.
As of December 31, 2022, we owned interests in 183 operating retail properties totaling approximately 28.8 million square feet and one office property with 0.3 million square feet. Of the 183 operating retail properties, 11 contain an office component. We also owned three development projects under construction as of this date. Of the 183 operating retail properties, 180 are consolidated in these financial statements and the remaining three are accounted for under the equity method.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Investment Properties
Capitalization and Depreciation
Investment properties are recorded at cost and include costs of land acquisition, development, pre-development, construction, certain allocated overhead, tenant allowances and improvements, and interest and real estate taxes incurred during construction. Significant renovations and improvements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. If a tenant vacates a space prior to the lease expiration, terminates its lease, or otherwise notifies the Company of its intent to do so, any related unamortized tenant allowances are expensed over the shortened lease period. Maintenance and repairs that do not extend the useful lives of the respective assets are reflected within “Property operating” expense in the accompanying consolidated statements of operations and comprehensive income.
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
We also capitalize costs such as land acquisition, building construction, interest, real estate taxes, and the costs of personnel directly involved with the development of our properties. As a portion of a development project becomes operational, we expense a pro rata amount of the related costs.
Depreciation on buildings and improvements is computed using the straight-line method over estimated original useful lives ranging from 10 to 35 years. Depreciation on tenant allowances and tenant improvements is computed using the straight-line method over the term of the related lease. Depreciation on equipment and fixtures is computed using the straight-line method over five to 10 years. Depreciation may be accelerated for a redevelopment project, including partial demolition of an existing structure, after the asset is assessed for impairment.
The following table summarizes the composition of the Company’s investment properties as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Land, buildings and improvements	$7,656,765	$7,550,988
Construction in progress	75,808	41,360
Investment properties, at cost	$7,732,573	$7,592,348
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
•a reduction in the anticipated holding period;
•a cost accumulation or delay in project completion date significantly above and beyond the original development or redevelopment estimate;

•a significant decrease in the market price not in line with general market trends; and
•any other quantitative or qualitative events or factors deemed significant by the Company’s management or Board of Trustees.
Impairment losses for investment properties and intangible assets are measured when the undiscounted cash flows estimated to be generated by the investment properties during the expected holding period are less than the carrying amounts of those assets. The evaluation of impairment is subject to certain management assumptions, including projected net operating income, anticipated hold period, expected capital expenditures and the capitalization rate used to estimate the property’s residual value. Impairment losses are recorded as the excess of the carrying value over the estimated fair value of the asset. Our impairment review for land and development properties assumes we have the intent and ability to complete the developments or projected uses for the land parcels. If we determine those plans will not be completed or our assumptions with respect to operating assets are not realized, an impairment loss may be appropriate.
Assets Held for Sale
Operating properties will be classified as held for sale only when those properties are available for immediate sale in their present condition and for which management believes it is probable that a sale of the property will be completed within one year, among other factors. Operating properties classified as held for sale are carried at the lower of cost or fair value less estimated costs to sell. Depreciation and amortization are suspended during the held-for-sale period. No properties qualified for held for sale accounting treatment as of December 31, 2022 and 2021.
Acquisition of Investment Properties
Upon acquisition of real estate operating properties, including those assets acquired in the Merger with RPAI, we estimate the fair value of acquired identifiable tangible assets and identified intangible assets and liabilities, assumed debt, and any noncontrolling interest in the acquiree at the date of acquisition, based on evaluation of information and estimates available at that date. Based on these estimates, we record the estimated fair value to the applicable assets and liabilities. In making estimates of fair value, a number of sources are used, including information obtained as a result of pre-acquisition due diligence, marketing and leasing activities. The estimates of fair value were determined to have primarily relied upon Level 2 and Level 3 inputs, as defined below.
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
•the value of having a lease in place at the acquisition date. We use independent and internal sources for our estimates to determine the respective in-place lease values. Our estimates of value are made using methods similar to those used by independent appraisers. Factors we consider in our analysis include an estimate of costs to execute similar leases, including tenant improvements, leasing commissions and foregone costs and rent received during the estimated lease-up period as if the space was vacant. The value of in-place leases is amortized to expense over the remaining initial terms of the respective leases; and
•the fair value of any assumed financing that is determined to be above- or below-market terms. We use third party and independent sources for our estimates to determine the respective fair value of each mortgage and other indebtedness, including related derivative instruments, assumed. The fair market value of each is amortized to interest expense over the remaining initial terms of the respective instruments.

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
The Operating Partnership accounts for properties that are owned by joint ventures in accordance with the consolidation guidance by evaluating each joint venture and determining first whether to follow the VIE or the voting interest entity (“VOE”) model. Once the appropriate consolidation model is identified, the Operating Partnership then evaluates whether it should consolidate the joint venture. Under the VIE model, the Operating Partnership consolidates an entity when it has (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Under the VOE model, the Operating Partnership consolidates an entity when (i) it controls the entity through ownership of a majority voting interest if the entity is not a limited partnership or (ii) it controls the entity through its ability to remove the other partners or owners in the entity, at its discretion, when the entity is a limited partnership.
In determining whether to consolidate a VIE with the Operating Partnership, we consider all relationships between the Operating Partnership and the applicable VIE, including development and management agreements and other contractual arrangements, in determining whether we have the power to direct the activities of the VIE that most significantly affect the VIE’s performance. As of December 31, 2022, we owned investments in two consolidated joint ventures that were VIEs in which the partners did not have substantive participating rights and we were the primary beneficiary. As of December 31, 2022, these consolidated VIEs had mortgage debt of $28.3 million, which were secured by assets of the VIEs totaling $118.6 million. The Operating Partnership guarantees the mortgage debt of these VIEs.
The Operating Partnership is considered a VIE as the limited partners do not hold kick-out rights or substantive participating rights. The Parent Company consolidates the Operating Partnership as it is the primary beneficiary in accordance with the VIE model.
As of December 31, 2022, the Company also owned investments in four unconsolidated joint ventures accounted for under the equity method as follows:
Three Property Retail Portfolio Joint Venture
On June 29, 2018, the Company formed a joint venture with Nuveen Real Estate, formerly known as TH Real Estate. The Company sold three properties to the joint venture valued at $99.8 million in the aggregate and, after considering third-party debt obtained by the joint venture upon formation, the Company contributed $10.0 million for a 20% noncontrolling ownership interest in the joint venture. The Company is the operating member responsible for the day-to-day management of the properties and receives property management and leasing fees. Both members have substantive participating rights over major decisions that impact the economics and operations of the joint venture. The Company accounts for the joint venture under the equity method as it has the ability to exercise influence but not control over the operating and financial policies.
Embassy Suites at Eddy Street Commons
In December 2017, we formed a joint venture with an unrelated third party to develop and own an Embassy Suites full-service hotel next to Eddy Street Commons, our operating retail property at the University of Notre Dame. We contributed $1.4 million of cash to the joint venture in return for a 35% ownership interest in the joint venture. The joint venture has entered into a $33.8 million construction loan, of which $33.5 million was drawn as of December 31, 2022. The joint venture is not considered a VIE. The Company accounts for the joint venture under the equity method as both members have substantive participating rights and we do not control the activities of the venture.
Glendale Multifamily Joint Venture
In May 2020, the Company formed a joint venture for the planned development of a multifamily project adjacent to our Glendale Town Center operating retail property. The Company contributed land valued at $1.6 million to the joint venture and retained a 12% interest in the joint venture. The Company’s partner is the operating member responsible for the day-to-day management of the property. Both members have substantive participating rights over major decisions that impact the economics and operations of the joint venture. The Company accounts for the joint venture under the equity method as it has the ability to exercise influence but not control over the operating and financial policies.
Buckingham Joint Venture
In September 2021, the Company formed a joint venture for the planned redevelopment of The Corner (Carmel, IN) into a mixed-use, multifamily and retail project. The Company contributed land valued at $4.0 million to the joint venture and retained a 50% interest in the joint venture. The Company’s partner is the operating member responsible for the day-to-day management of the property. Both members have substantive participating rights over major decisions that impact the economics and operations of the joint venture. The Company accounts for the joint venture under the equity method as it has the ability to exercise influence but not control over the operating and financial policies.
Cash and Cash Equivalents
We consider all highly liquid investments purchased with an original maturity of 90 days or less to be cash and cash equivalents. From time to time, such investments may temporarily be held in accounts that are in excess of the Federal Deposit Insurance Corporation (“FDIC”) and the Securities Investor Protection Corporation (“SIPC”) insurance limits; however, the Company attempts to limit its exposure at any one time.
The following is a summary of our total cash, cash equivalents and restricted cash as presented in the accompanying consolidated statements of cash flows for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash and cash equivalents	$115,799	$93,241	$43,648
Restricted cash and escrow deposits	6,171	7,122	2,938
Total cash, cash equivalents and restricted cash	$121,970	$100,363	$46,586
Restricted Cash and Escrow Deposits
Escrow deposits consist of cash held for real estate taxes, property maintenance, insurance and other requirements at specific properties as required by lending institutions, certain municipalities or other agreements.
Short-Term Deposits
During the year ended December 31, 2022, the Company used the proceeds from a $125.0 million short-term deposit that matured on April 7, 2022 to repay borrowings on the Company’s revolving line of credit. The deposit balance was held in a custody account at Bank of New York Mellon and earned interest at a rate of the Federal Funds Rate plus 43 basis points. Interest income earned on the deposit is recorded within “Other income (expense), net” on the accompanying consolidated statements of operations and comprehensive income.
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
•Level 2 fair value inputs are inputs other than quoted prices included in Level 1 that are observable for similar instruments, either directly or indirectly, and appropriately consider counterparty creditworthiness in the valuation.
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
As discussed in Note 9 to the consolidated financial statements, we have determined that derivative valuations are classified within Level 2 of the fair value hierarchy. Note 8 to the consolidated financial statements includes a discussion of the estimated fair value of fixed and variable rate debt, which are estimated using Level 2 and 3 inputs. Note 3 to the consolidated financial statements includes a discussion of the fair values recorded for the assets acquired in the Merger with RPAI in 2021. Level 3 inputs to this transaction include our estimations of land values, net rental rates of anchor and small shop space and capitalization rates. Level 3 inputs to these transactions include our estimations of disposal values.
Cash and cash equivalents, accounts receivable, escrows and deposits, and other working capital balances approximate fair value.
Derivative Financial Instruments
The Company accounts for its derivative financial instruments at fair value calculated in accordance with ASC 820, Fair Value Measurements and Disclosures. Gains or losses resulting from changes in the fair value of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. We use derivative instruments such as interest rate swaps or rate locks to mitigate interest rate risk on related financial instruments.
Changes in the fair values of derivatives that qualify as cash flow hedges are recognized in other comprehensive income (“OCI”) while any ineffective portion of a derivative’s change in fair value is recognized immediately in earnings. Gains and losses associated with the transaction are recorded in OCI and amortized over the underlying term of the hedged transaction. For derivative contracts designated as fair value hedges, the gain or loss on the derivative is included within “Mortgage and other indebtedness, net” in the accompanying consolidated balance sheets. We include the gain or loss on the hedged item in the same account as the offsetting gain or loss on the related derivative contract. As of December 31, 2022 and 2021, all of our derivative instruments qualify for hedge accounting.
Revenue Recognition
As a lessor of real estate assets, the Company retains substantially all of the risks and benefits of ownership and accounts for its leases as operating leases.
Contractual minimum base rent, percentage rent, and expense reimbursements from tenants for common area maintenance costs, insurance and real estate taxes are our principal sources of revenue. Base minimum rents are recognized on a straight-line basis over the terms of the respective leases. Certain lease agreements contain provisions that grant additional rents based on a tenant’s sales volume (contingent overage rent). Overage rent is recognized when tenants achieve the specified sales targets as defined in their lease agreements and is included within “Rental income” in the accompanying consolidated statements of operations and comprehensive income for the years ended December 31, 2022, 2021 and 2020. If we determine that collectibility is probable, we recognize income from rentals based on the methodology described above. We have accounts receivable due from tenants and are subject to the risk of tenant defaults and bankruptcies that may affect the collection of the outstanding receivables. These receivables are reduced for credit loss that is recognized as a reduction to rental income. We regularly evaluate the collectibility of these lease-related receivables by analyzing past due account balances and consider such facts as the credit quality of our customer, historical write-off experience and current economic trends when evaluating the collectibility of rental income. Although we estimate uncollectible receivables and provide for them through charges against income, actual experience may differ from those estimates.
We recognize the sale of real estate when control transfers to the buyer. As part of our ongoing business strategy, we will, from time to time, sell properties, land parcels and outlots, some of which are ground-leased to tenants. Net gains realized on such sales were $4.5 million, $0.5 million, and $5.9 million for the years ended December 31, 2022, 2021, and 2020, respectively, and are classified within “Other property-related revenue” in the accompanying consolidated statements of operations and comprehensive income.
Tenant and Other Receivables and Allowance for Uncollectible Accounts
Tenant receivables consist primarily of billed minimum rent, accrued and billed tenant reimbursements, and accrued straight-line rent. The Company generally does not require specific collateral from its tenants other than corporate or personal guarantees. Other receivables consist primarily of amounts due from municipalities and from tenants for non-rental revenue-related activities.
An allowance for uncollectible accounts, including future credit losses of the accrued straight-line rent receivables, is maintained for estimated losses resulting from the inability of certain tenants to meet contractual obligations under their lease agreements. Accounts are written off when, in the opinion of management, the balance is deemed uncollectible. The provision for revenues deemed uncollectible represented 0.7%, 0.9%, and 6.0% of total revenues in each of the years ended December 31, 2022, 2021 and 2020, respectively.
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
For the year ended December 31, 2022, the Company’s revenue recognized from tenants leasing space in the states where the majority of our portfolio is concentrated, which includes Texas, Florida, New York, Virginia, and Indiana, was as follows:

Texas	26.3%
Florida	9.9%
New York	6.9%
Virginia	6.8%
Indiana	6.4%
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
Potentially dilutive securities include (i) outstanding options to acquire common shares; (ii) Limited Partner Units, which may be exchanged for either cash or common shares at the Parent Company’s option and under certain circumstances; (iii) appreciation-only Long-Term Incentive Plan (“AO LTIP”) units; and (iv) deferred common share units, which may be credited to the personal accounts of non-employee trustees in lieu of compensation paid in cash or the issuance of common shares to such trustees. Limited Partner Units have been omitted from the Parent Company’s denominator for the purpose of computing diluted earnings per share since the effect of including those amounts in the denominator would have no dilutive impact. Weighted average Limited Partner Units outstanding were 2.8 million, 2.5 million and 2.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.
These potentially dilutive securities are excluded from the computation of diluted earnings per share due to the net loss position for the years ended December 31, 2022, 2021, and 2020.

Segment Reporting
Our primary business is the ownership and operation of high-quality, open-air shopping centers and mixed-use assets. The Company’s chief operating decision maker (“CODM”), which is its Chief Executive Officer, reviews operating and financial information for each property on an individual basis and therefore, each property represents an individual operating segment. The CODM measures and evaluates the financial performance of our portfolio of properties using net operating income, which consists of rental income less property operating expenses and real estate taxes, and does not distinguish or group our operations on a geographical or any other basis. Accordingly, we have aggregated our properties into one reportable segment for disclosure purposes in accordance with GAAP, as each property has similar economic characteristics, the Company provides similar services to its tenants and the Company’s CODM evaluates the collective performance of our properties.
Income Taxes and REIT Compliance
Parent Company
The Parent Company has been organized and operated, and intends to continue to operate, in a manner that will enable it to maintain its qualification as a REIT for U.S. federal income tax purposes. As a result, it generally will not be subject to U.S. federal income tax on the earnings that it distributes to the extent it distributes its “REIT taxable income” (determined before the deduction for dividends paid and excluding net capital gains) to shareholders of the Parent Company and meets certain other requirements on a recurring basis. To the extent that it satisfies this distribution requirement, but distributes less than 100% of its taxable income, it will be subject to U.S. federal corporate income tax on its undistributed REIT taxable income. REITs are subject to a number of organizational and operational requirements. If the Parent Company fails to qualify as a REIT in any taxable year, it will be subject to U.S. federal income tax on its taxable income at regular corporate rates for a period of four years following the year in which qualification is lost. Additionally, for tax years beginning after December 31, 2022, we would possibly also be subject to certain taxes enacted by the Inflation Reduction Act of 2022 that are applicable to non-REIT corporations, including the nondeductible one percent excise tax on certain stock repurchases. We may also be subject to certain U.S. federal, state and local taxes on our income and property and to U.S. federal income and excise taxes on our undistributed taxable income even if the Parent Company does qualify as a REIT. The Operating Partnership intends to continue to make distributions to the Parent Company in amounts sufficient to assist the Parent Company in adhering to REIT requirements and maintaining its REIT status.
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

Our tax return for the year ended December 31, 2022 has not been filed as of the filing date of this Annual Report on Form 10-K of the Parent Company and the Operating Partnership. The taxability information presented for our dividends paid in 2022 is based upon management’s estimate. Consequently, the taxability of dividends is subject to change. A summary of the tax characterization of the dividends paid by the Parent Company for the years ended December 31, 2022, 2021, and 2020 is as follows:

	2022	2021	2020
Ordinary income	86.1%	0.0%	89.3%
Return of capital	0.0%	13.4%	0.0%
Capital gains	13.9%	86.6%	10.7%
Balance, end of year	100.0%	100.0%	100.0%
Operating Partnership
The allocated share of income and loss, other than the operations of our TRSs, is included in the income tax returns of the Operating Partnership’s partners. Accordingly, the only U.S. federal income taxes included in the accompanying consolidated financial statements are in connection with the TRSs.
Noncontrolling Interests
We report the non-redeemable noncontrolling interests in subsidiaries as equity, and the amount of consolidated net income attributable to these noncontrolling interests is set forth separately in the consolidated financial statements. The following table summarizes the non-redeemable noncontrolling interests in consolidated properties for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	2022	2021	2020
Noncontrolling interests balance as of January 1,	$5,146	$698	$698
Noncontrolling interests acquired in the Merger	—	4,463	—
Net loss (income) allocable to noncontrolling interests, excluding redeemable noncontrolling interests	224	(15)	—
Distributions to noncontrolling interests	—	—	—
Noncontrolling interests balance as of December 31,	$5,370	$5,146	$698
Noncontrolling Interests – Joint Venture
Prior to the Merger with RPAI, RPAI entered into a joint venture related to the development, ownership and operation of the multifamily rental portion of the expansion project at One Loudoun Downtown – Pads G & H. The Company owns 90% of the joint venture.
As of December 31, 2022, the Company has funded $0.9 million of the partner’s development costs related to One Loudoun Downtown – Pads G & H through a loan provided by the Company to the joint venture. The loan is secured by the joint venture project, is required to be repaid subsequent to the completion of construction and stabilization of the project and is eliminated upon consolidation. Under terms defined in the joint venture agreement, after construction completion and stabilization of the development project (as defined in the joint venture agreement), the Company has the ability to call, and the joint venture partner has the ability to put to the Company, subject to certain conditions, the joint venture partner’s interest in the joint venture at fair value. The Company expects that these conditions will be met in the second half of 2023.
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
Redeemable Noncontrolling Interests – Limited Partners
Limited Partner Units are redeemable noncontrolling interests in the Operating Partnership. We classify redeemable noncontrolling interests in the Operating Partnership in the accompanying consolidated balance sheets outside of permanent equity because we may be required to pay cash to holders of Limited Partner Units upon redemption of their interests in the Operating Partnership or deliver registered shares upon their conversion. The carrying amount of the redeemable noncontrolling interests in the Operating Partnership is reflected at the greater of historical book value or redemption value with a corresponding adjustment to additional paid-in capital. As of December 31, 2022 and 2021, the redemption value of the redeemable noncontrolling interests in the Operating Partnership exceeded the historical book value, and the balances were accordingly adjusted to redemption value.
We allocate net operating results of the Operating Partnership after noncontrolling interests in the consolidated properties based on the partners’ respective weighted average ownership interest. We adjust the redeemable noncontrolling interests in the Operating Partnership at the end of each reporting period to reflect their interests in the Operating Partnership or redemption value. This adjustment is reflected in our shareholders’ and Parent Company’s equity. For the years ended December 31, 2022, 2021, and 2020, the weighted average interests of the Parent Company and the limited partners in the Operating Partnership were as follows:

	Year Ended December 31,
	2022	2021	2020
Parent Company’s weighted average interest in Operating Partnership	98.7%	97.8%	97.4%
Limited partners’ weighted average interests in Operating Partnership	1.3%	2.2%	2.6%
As of December 31, 2022, the Parent Company’s interest and the limited partners’ redeemable noncontrolling ownership interests in the Operating Partnership were 98.7% and 1.3%. As of December 31, 2021, the Parent Company’s interest and the limited partners’ redeemable noncontrolling ownership interests in the Operating Partnership were 98.9% and 1.1%.
Concurrent with the Parent Company’s IPO and related formation transactions, certain individuals received Limited Partner Units of the Operating Partnership in exchange for their interests in certain properties. The limited partners have the right to redeem Limited Partner Units for cash or, at the Parent Company’s election, common shares of the Parent Company in an amount equal to the market value of an equivalent number of common shares of the Parent Company at the time of redemption. Such common shares must be registered, which is not fully in the Parent Company’s control. Therefore, the limited partners’ interest is not reflected in permanent equity. The Parent Company also has the right to redeem the Limited Partner Units directly from the limited partner in exchange for either cash in the amount specified above or a number of its common shares equal to the number of Limited Partner Units being redeemed.
There were 2,870,697 and 2,377,777 Limited Partner Units outstanding as of December 31, 2022 and 2021, respectively. The increase in Limited Partner Units outstanding from December 31, 2021 is due to non-cash compensation awards made to our executive officers in the form of Limited Partner Units.
Redeemable Noncontrolling Interests – Subsidiaries
Prior to the merger with Inland Diversified Real Estate Trust, Inc. (“Inland Diversified”) in 2014, Inland Diversified formed joint ventures with the previous owners of certain properties and issued Class B units in three joint ventures that indirectly own those properties. As of December 31, 2021, the Class B units related to one of these joint ventures that owned Crossing at Killingly Commons, our multi-tenant retail property in Dayville, Connecticut, was outstanding and accounted for as noncontrolling interests in the remaining venture. In October 2022, the remaining Class B units became redeemable at the partner’s election and the fulfillment of certain redemption criteria for cash or Limited Partner Units in the Operating Partnership. In October 2022, we received notice from our joint venture partner of its exercise of their right to redeem the remaining Class B units for cash in the amount of $9.7 million, which redemption was funded using cash on October 3, 2022. Prior to the redemption, the Class B units did not have a maturity date and were not mandatorily redeemable unless either party had elected for the units to be redeemed. Prior to the redemption, we consolidated this joint venture because we controlled the decision-making and our joint venture partner had limited protective rights.
Prior to the redemption, we classified the redeemable noncontrolling interests related to the remaining Class B units in the accompanying consolidated balance sheets outside of permanent equity because, under certain circumstances, we may have been required to pay cash to the Class B unitholders in this subsidiary upon redemption of their interests. The carrying amount of these redeemable noncontrolling interests is required to be reflected at the greater of initial book value or redemption value with a corresponding adjustment to additional paid-in capital. As of December 31, 2021, the redemption amounts of these interests did not exceed their fair value nor did they exceed the initial book value.

The redeemable noncontrolling interests in the Operating Partnership and subsidiaries for the years ended December 31, 2022, 2021, and 2020 were as follows (in thousands):

	2022	2021	2020
Redeemable noncontrolling interests balance as of January 1,	$55,173	$43,275	$52,574
Net income (loss) allocable to redeemable noncontrolling interests	258	(901)	100
Distributions declared to redeemable noncontrolling interests	(2,622)	(2,208)	(1,533)
Payment for redemption of redeemable noncontrolling interests	(10,070)	—	—
Other, net including adjustments to redemption value	11,228	15,007	(7,866)
Total limited partners’ interests in Operating Partnership and other redeemable noncontrolling interests balance as of December 31,	$53,967	$55,173	$43,275

Limited partners’ interests in Operating Partnership	$53,967	$45,103	$33,205
Other redeemable noncontrolling interests in certain subsidiaries	—	10,070	10,070
Total limited partners’ interests in Operating Partnership and other redeemable noncontrolling interests balance as of December 31,	$53,967	$55,173	$43,275
Effects of Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), which contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. In March 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future London Interbank Offered Rate (“LIBOR”)-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. During the year ended December 31, 2022, the Company elected to apply additional expedients related to contract modifications, changes in critical terms, and updates to the designated hedged risks as qualifying changes have been made to the applicable debt and derivative contracts. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.
NOTE 3. ACQUISITIONS
RPAI Merger
On October 22, 2021, we completed a Merger with RPAI pursuant to which RPAI merged with and into Merger Sub, with the Company continuing as the surviving public company. Immediately following the closing of the Merger, Merger Sub merged with and into the Operating Partnership so that all of the assets and liabilities of the Company continue to be held at or below the Operating Partnership level. The aggregate value of the Merger consideration paid to former holders of RPAI common stock was approximately $2.8 billion, excluding the value of RPAI restricted stock units that vested at closing and certain restricted share awards assumed by the Company at closing. The total purchase price was calculated based on the closing price of the Company’s common stock on October 21, 2021, the last business day prior to the effective time of the Merger, which was $21.18 per share. At the effective time of the Merger, each share of RPAI common stock issued and outstanding immediately prior to the effective time was converted into the right to receive 0.623 newly issued Company common shares plus cash in lieu of fractional Company shares. The number of RPAI common stock outstanding as of October 21, 2021 converted to shares of the Company’s common stock was determined as follows:

RPAI common stock outstanding as of October 21, 2021	214,797,869
Exchange ratio	0.623
Company common shares issued for outstanding RPAI common stock	133,814,066
Company common shares issued for RPAI restricted stock units	1,117,399
Total Company common shares issued	134,931,465

The following table presents the purchase price and total value of equity consideration paid by the Company at the close of the Merger (in thousands except share price):

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
As a result of the Merger, the Company acquired 100 operating retail properties and five development projects under construction along with multiple parcels of entitled land for future value creation. During the years ended December 31, 2022 and 2021, the Company incurred $0.9 million and $86.5 million of merger and acquisition costs, respectively, consisting primarily of professional fees and technology costs in 2022 and fairness opinion, severance charges, and legal, professional and data migration costs in 2021, which are recorded within “Merger and acquisition costs” in the accompanying consolidated statements of operations and comprehensive income. In addition, the Company assumed approximately $1.8 billion of debt in connection with the Merger.
“Rental income” and “Net loss attributable to common shareholders” in the accompanying consolidated statements of operations and comprehensive income include revenues from the RPAI portfolio of $94.9 million and net loss of $22.8 million for the period from October 22, 2021 through December 31, 2021, which includes $74.7 million of depreciation and amortization, as a result of the Merger during the year ended December 31, 2021.
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

The range of the most significant Level 3 assumptions used in determining the value of the real estate and related assets acquired through the Merger with RPAI are as follows:

Range of Assumptions
Net rental rate per square foot – Anchors	$4.00 to $45.00
Net rental rate per square foot – Small Shops	$7.00 to $140.00
Capitalization rate	5.50% to 12.00%
The following table summarizes the final purchase price allocation, including the acquisition date fair value of the tangible and intangible assets acquired and liabilities assumed (in thousands):

Purchase Price Allocation
Investment properties	$4,424,096
Acquired lease intangible assets	536,342
Cash, accounts receivable and other assets	84,632
Total assets acquired	5,045,070

Mortgage and other indebtedness, net	(1,848,476)
Accounts payable, other liabilities, tenant security deposits and prepaid rent	(176,391)
In-place lease liabilities	(168,371)
Noncontrolling interests	(4,463)
Total liabilities assumed	(2,197,701)

Total purchase price	$2,847,369
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
Pro Forma Financial Information (unaudited)
The pro forma financial information set forth below is based upon the Company’s historical consolidated statements of operations for the years ended December 31, 2021 and 2020, adjusted to give effect for the properties assumed through the Merger as if they were acquired as of January 1, 2020. The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of income would have been, nor does it purport to represent the results of income for future periods (in thousands, except per share data).

	Year Ended December 31,
	2021	2020
Rental income	$740,954	$683,093
Net income (loss)	$21,283	$(109,775)
Net income (loss) attributable to common shareholders	$20,535	$(107,341)
Net income (loss) attributable to common shareholders per common share:
Basic(1)	$0.09	$(0.49)
Diluted(1)	$0.09	$(0.49)

(1)The pro forma earnings for the year ended December 31, 2021 were adjusted to exclude $86.5 million of merger costs incurred while the pro forma earnings for the year ended December 31, 2020 were adjusted to include these costs.
Supplemental Schedule of Non-Cash Investing and Financing Activities Related to the Merger
The following table summarizes the Merger-related non-cash investing and financing activities for the year ended December 31, 2021 (in thousands):

Year Ended December 31, 2021
Investment properties	$4,439,387
Acquired lease intangible assets	$524,058
Mortgage and other indebtedness, net	$(1,848,476)
In-place lease liabilities	$(171,378)
Noncontrolling interests	$(4,463)
Other assets and liabilities, net(1)	$(106,751)
Company common shares issued in exchange for RPAI common stock	$(2,847,369)
(1)Includes lease liabilities arising from obtaining right-of-use assets of $41,086, which was determined using an estimate of our incremental borrowing rate that was specific to each lease based upon the term and underlying asset with a weighted average incremental borrowing rate of 5.4%.
Asset Acquisitions
The Company closed on the following asset acquisitions during the years ended December 31, 2022, 2021 and 2020 (dollars in thousands):

Date	Property Name	Metropolitan Statistical Area (MSA)	Property Type	Square Footage	Acquisition Price
February 16, 2022	Pebble Marketplace	Las Vegas	Multi-tenant retail	85,796	$44,100
April 13, 2022	MacArthur Crossing	Dallas	Two-tenant building	56,077	21,920
July 15, 2022	Palms Plaza	Miami	Multi-tenant retail	68,976	35,750
				210,849	$101,770

December 22, 2021	Nora Plaza Shops	Indianapolis, IN	Multi-tenant retail outparcel	23,722	$13,500

December 28, 2020	Eastgate Crossing	Durham-Chapel Hill, NC	Multi-tenant retail	156,275	$65,479
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

The following table summarizes the fair value of assets acquired and liabilities assumed for the asset acquisitions completed during the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Investment properties, net	$99,096	$13,488	$63,570
Lease-related intangible assets, net(1)	5,223	304	2,254
Other assets	11	—	—
Total acquired assets	104,330	13,792	65,824

Mortgage payable	—	3,578	—
Accounts payable and accrued expenses	1,140	100	280
Deferred revenue and other liabilities	2,855	189	246
Total assumed liabilities	3,995	3,867	526

Fair value of net assets acquired	$100,335	$9,925	$65,298
(1)The weighted average remaining life of leases at the acquired properties is approximately 6.7 years, 5.3 years and 3.2 years for asset acquisitions completed during the years ended December 31, 2022, 2021 and 2020, respectively.
The range of the most significant Level 3 assumptions used in determining the value of the real estate and related assets acquired through asset acquisitions are as follows:

	2022	2021	2020
Net rental rate per square foot – Anchors	$20.50 to $40.00	N/A to N/A	$22.50 to $27.50
Net rental rate per square foot – Small Shops	$24.00 to $65.00	$31.50 to $45.00	$15.00 to $65.00
Discount rate	5.75% to 7.25%	9.0%	9.0%
The results of operations for each of the properties acquired through asset acquisitions during the years ended December 31, 2022, 2021 and 2020 have been included in operations since their respective dates of acquisition.
NOTE 4. DISPOSITIONS
The Company closed on the following dispositions during the years ended December 31, 2022, 2021 and 2020 (dollars in thousands):

Date	Property Name	MSA	Property Type	Square Footage	Sales Price	Gain (Loss)
January 26, 2022	Hamilton Crossing Centre	Indianapolis	Redevelopment	—	$6,900	$3,168
June 16, 2022	Plaza Del Lago	Chicago	Multi-tenant retail(1)	100,016	58,650	23,958
October 27, 2022	Lincoln Plaza – Lowe’s	Worcester, MA	Ground lease interest(2)	—	10,000	(57)
				100,016	$75,550	$27,069

October 26, 2021	Westside Market	Dallas/Ft. Worth	Multi-tenant retail	93,377	$24,775	$4,323

July 30, 2020	Courthouse Shadows	Naples, FL	Redevelopment	—	$14,000	$3,057
(1)Plaza Del Lago also contains 8,800 square feet of residential space comprised of 18 multifamily rental units.
(2)The Company sold the ground lease interest in one tenant at an existing multi-tenant operating retail property. The total number of properties in our portfolio was not affected by this transaction.
During the year ended December 31, 2021, the Company also sold 17 ground leases for gross proceeds of $42.0 million and a net gain on sale of $27.6 million. A portion of the proceeds was used to pay down our unsecured revolving line of credit.
There were no discontinued operations for the years ended December 31, 2022, 2021 and 2020 as none of the dispositions represented a strategic shift that has had, or will have, a material effect on our operations or financial results.

NOTE 5. SHARE-BASED COMPENSATION
Overview
During the year ended December 31, 2022, the Board of Trustees adopted an amendment and restatement of the Kite Realty Group Trust 2013 Equity Incentive Plan, which became effective as of shareholder approval on May 11, 2022 (the “Equity Plan”). The Equity Plan authorizes the issuance of share options, share appreciation rights, restricted shares and units, long-term incentive plan units (“LTIP units”), “appreciation only” LTIP units (“AO LTIP units”), performance awards and other share-based awards to employees and trustees for up to an additional 3,000,000 common share equivalents of the Company. The Company accounts for its share-based compensation in accordance with the fair value recognition provisions provided in ASC 718, Stock Compensation.
During the years ended December 31, 2022, 2021, and 2020, the Company recognized $10.3 million, $7.2 million, and $5.6 million of share-based compensation expense, net of amounts capitalized, respectively, which is included within “General, administrative and other” expenses in the accompanying consolidated statements of operations and comprehensive income. During the years ended December 31, 2022, 2021, and 2020, the Company capitalized $1.3 million, $1.0 million, and $1.2 million of share-based compensation for development activities, respectively. The Company recognizes forfeitures as they occur.
As of December 31, 2022, there were 6,372,430 shares and units available for grant under the Equity Plan.
Share Options
Pursuant to the Equity Plan, the Company may periodically grant options to purchase common shares at an exercise price equal to the grant date fair value of the Company’s common shares. Options granted typically vest over a five-year period and expire 10 years from the grant date. The Company issues new common shares upon the exercise of options.
The following table summarizes the option activity for the year ended December 31, 2022 (dollars in thousands except share and per share data):

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Outstanding as of January 1, 2022	1,250	$20.20
Exercised	(1,250)	20.20
Outstanding as of December 31, 2022	—	$—	$—	0.00
Exercisable as of December 31, 2022	—	$—	$—	0.00
Exercisable as of December 31, 2021	1,250	$20.20
There were no options granted during the years ended December 31, 2022, 2021 or 2020.
The aggregate intrinsic value of the 1,250, 1,250 and 2,500 options exercised during the years ended December 31, 2022, 2021, and 2020 was $3,300, $6,550 and $2,000, respectively.
Restricted Shares
The Equity Plan authorizes the grant of restricted common shares, which are considered outstanding shares from the date of grant and typically vest over a period ranging from three to five years. The Company pays dividends on restricted shares and such dividends are charged directly to shareholders’ equity.

The following table summarizes the restricted share activity to employees and the Board of Trustees for the year ended December 31, 2022:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value per share
Restricted shares outstanding as of January 1, 2022	323,232	$18.27
Shares granted	206,855	21.15
Shares forfeited	(17,674)	21.07
Shares vested	(211,580)	18.38
Restricted shares outstanding as of December 31, 2022	300,833	$19.98
The following table summarizes the restricted share grants and vestings during the years ended December 31, 2022, 2021, and 2020 (dollars in thousands, except share and per share data):

	Number of Restricted Shares Granted	Weighted Average Grant Date Fair Value per Share	Fair Value of Restricted Shares Vested
2022	206,855	$21.15	$4,459
2021	194,411	$19.85	$3,763
2020	211,476	$13.21	$2,727
As of December 31, 2022, there was $3.4 million of total unrecognized compensation expense related to restricted shares, which is expected to be recognized over a weighted average period of 0.97 years. We expect to incur $2.1 million of this expense in 2023, $1.1 million in 2024, and the remainder in 2025.
Restricted Units
Time-based restricted unit awards were granted on a discretionary basis to the Company’s named executive officers in 2022, 2021 and 2020 based on a review of the prior year’s performance.
The following table summarizes the activity for the restricted unit awards for the year ended December 31, 2022:

	Number of Restricted Units	Weighted Average Grant Date Fair Value per unit
Restricted units outstanding as of January 1, 2022	414,441	$13.24
Restricted units granted	138,505	17.07
Restricted units vested	(145,808)	13.60
Restricted units outstanding at December 31, 2022	407,138	$14.41
The following table summarizes the restricted unit grants and vestings during the years ended December 31, 2022, 2021, and 2020 (dollars in thousands, except unit and per unit data):

	Number of Restricted Units Granted	Weighted Average Grant Date Fair Value per Unit	Fair Value of Restricted Units Vested
2022	138,505	$17.07	$3,173
2021	72,689	$14.26	$2,956
2020	431,913	$13.10	$1,784
As of December 31, 2022, there was $4.5 million of total unrecognized compensation expense related to restricted units, which is expected to be recognized over a weighted average period of 1.4 years. We expect to incur $2.0 million of this expense in 2023, $1.6 million in 2024, and the remainder in 2025.

AO LTIP Units
During the years ended December 31, 2020 and 2021, in connection with its annual review of executive compensation and as described in the table below, the Compensation Committee approved an aggregate grant of AO LTIP Units to the Company’s executive officers under the Equity Plan.

	Number of AO LTIP Units		Participation Threshold per AO LTIP Unit
Executive	2020 Awards	2021 Awards	2020 Awards	2021 Awards
John A. Kite	1,729,729	477,612	$17.76	$16.69
Thomas K. McGowan	405,405	149,254	$17.76	$16.69
Heath R. Fear	275,675	119,403	$17.76	$16.69
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
The AO LTIP Units are only exercisable and convertible into vested LTIP Units of the Operating Partnership to the extent that they become vested AO LTIP Units. The awards of AO LTIP Units are subject to both time-based and stock price performance-based vesting requirements. Subject to the terms of the award agreements, the AO LTIP Units shall vest and become fully exercisable as of the date that both of the following requirements have been met: (i) the grantee remains in continuous service from the grant date through the third anniversary of the grant date; and (ii) at any time during the period beginning in the second year and ending at the end of the fifth year following the grant date for the 2020 and 2021 awards, the reported closing price per common share of the Company appreciates at least 15% for the 2020 and 2021 awards over the applicable Participation Threshold per AO LTIP Unit (as set forth in the table above) for a minimum of 20 consecutive trading days. Any AO LTIP Units that do not become vested will be forfeited and become null and void as of the fifth anniversary of the grant date, but AO LTIP Units may also be forfeited earlier in connection with a corporate transaction or with the holder’s termination of service.
The AO LTIP Units were valued using a Monte Carlo simulation and the resulting compensation expense is being amortized over five years for the 2020 awards and three years for the 2021 awards. Compensation expense for the awards granted in 2020 totaled $3.6 million, of which we recognized $0.6 million, $0.7 million and $0.7 million of compensation expense in 2020, 2021 and 2022, respectively, and expect to annually incur $0.7 million of this expense in 2023 and 2024 and the remainder in 2025. Compensation expense for the awards granted in 2021 totaled $3.0 million, of which we recognized $0.9 million and $1.0 million of compensation expense in 2021 and 2022, respectively, and expect to incur $1.0 million of this expense in 2023 and the remainder in 2024.
Special Long-Term Equity Award
In January 2022, the Compensation Committee of the Company’s Board of Trustees granted 363,883 LTIP Units to the Company’s named executive officers as a special long-term equity award related to the Merger, which are subject to both performance and service conditions. The LTIP Units granted are subject to an approximate three-year performance and service period, from October 23, 2021 through December 31, 2024, and the performance components are as follows: (i) cumulative annualized net operating income for executed new leases from October 1, 2021 to December 31, 2024, which will be weighted at 60%; (ii) post-Merger cash general and administrative expense synergies achieved as of the end of the performance period, which will be weighted at 20%; and (iii) same property net operating income margin improvement over the performance period, which will be weighted at 20%. Overall performance is further subject to an absolute total shareholder return modifier that has the ability to increase (or decrease) the total number of LTIP Units eligible to vest by 25% (not to exceed the maximum number of LTIP Units). Distributions will accrue during the performance period and will be paid only on LTIP Units that vest at the conclusion of the performance period, and any accrued distributions on vested LTIP Units will be settled in cash at such time.

NOTE 6. DEFERRED COSTS AND INTANGIBLES, NET
Deferred costs consist primarily of acquired lease intangible assets, broker fees and capitalized internal commissions incurred in connection with lease originations. Deferred leasing costs, lease intangibles and similar costs are amortized on a straight-line basis over the terms of the related leases. As of December 31, 2022 and 2021, deferred costs consisted of the following (in thousands):

	December 31,
	2022	2021
Acquired lease intangible assets	$522,152	$567,149
Deferred leasing costs and other	66,842	55,817
	588,994	622,966
Less: accumulated amortization	(179,166)	(81,448)
Total	$409,828	$541,518
The estimated net amounts of amortization from acquired lease intangible assets for each of the next five years and thereafter are as follows (in thousands):

	Amortization of above-market leases	Amortization of acquired lease intangible assets	Total
2023	$11,823	$92,095	$103,918
2024	9,583	63,858	73,441
2025	7,339	43,346	50,685
2026	5,368	29,834	35,202
2027	4,030	20,156	24,186
Thereafter	5,792	60,823	66,615
Total	$43,935	$310,112	$354,047
Amortization of deferred leasing costs, lease intangibles and other is included within “Depreciation and amortization” in the accompanying consolidated statements of operations and comprehensive income. The amortization of above-market lease intangibles is included as a reduction to “Rental income” in the accompanying consolidated statements of operations and comprehensive income. The amounts of such amortization included in the accompanying consolidated statements of operations and comprehensive income are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Amortization of deferred leasing costs, lease intangibles and other	$150,245	$45,423	$13,916
Amortization of above-market lease intangibles	$13,562	$3,483	$999
NOTE 7. DEFERRED REVENUE, INTANGIBLES, NET AND OTHER LIABILITIES
Deferred revenue and other liabilities consist of (i) the unamortized fair value of below-market lease liabilities recorded in connection with purchase accounting, (ii) retainage payables for development and redevelopment projects, (iii) tenant rent payments received in advance of the month in which they are due, and (iv) lease liabilities recorded upon adoption of ASU 2016-02, Leases (Topic 842). The amortization of below-market lease liabilities is recognized as revenue over the remaining life of the leases (including option periods for leases with below-market renewal options) through 2085. Tenant rent payments received in advance are recognized as revenue in the period to which they apply, which is typically the month following their receipt.

As of December 31, 2022 and 2021, deferred revenue, intangibles, net and other liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Unamortized in-place lease liabilities	$188,815	$210,261
Retainages payable and other	12,110	10,796
Tenant rents received in advance	29,947	30,125
Lease liabilities	67,167	70,237
Total	$298,039	$321,419
The amortization of below-market lease intangibles is included as a component of “Rental income” in the accompanying consolidated statements of operations and comprehensive income and totaled $18.4 million, $6.1 million and $4.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The estimated net amounts of amortization of in-place lease liabilities and the increasing effect on minimum rent for each of the next five years and thereafter is as follows (in thousands):

2023	$17,582
2024	15,828
2025	14,158
2026	13,210
2027	11,219
Thereafter	116,818
Total	$188,815
NOTE 8. MORTGAGE AND OTHER INDEBTEDNESS
The following table summarizes the Company’s indebtedness as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Mortgages payable	$233,621	$392,590
Senior unsecured notes	1,924,635	1,924,635
Unsecured term loans	820,000	720,000
Unsecured revolving line of credit	—	55,000
	2,978,256	3,092,225
Unamortized discounts and premiums, net	44,362	69,425
Unamortized debt issuance costs, net	(12,319)	(10,842)
Total mortgage and other indebtedness, net	$3,010,299	$3,150,808
Consolidated indebtedness, including weighted average interest rates and weighted average maturities as of December 31, 2022, considering the impact of interest rate swaps, is summarized below (dollars in thousands):

	Amount Outstanding	Ratio	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate debt(1)	$2,794,963	94%	3.96%	4.3
Variable rate debt(2)	183,293	6%	8.08%	3.2
Debt discounts, premiums and issuance costs, net	32,043	N/A	N/A	N/A
Total	$3,010,299	100%	4.21%	4.2
(1)Fixed rate debt includes the portion of variable rate debt that has been hedged by interest rate swaps. As of December 31, 2022, $820.0 million in variable rate debt is hedged to a fixed rate for a weighted average of 2.7 years.
(2)Variable rate debt includes the portion of fixed rate debt that has been hedged by interest rate swaps. As of December 31, 2022, $155.0 million in fixed rate debt is hedged to a floating rate for a weighted average of 2.7 years.

Mortgages Payable
The following table summarizes the Company’s mortgages payable (dollars in thousands):

	December 31, 2022			December 31, 2021
	Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity	Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate mortgages payable(1)	$205,328	3.98%	1.4	$363,577	4.13%	1.7
Variable rate mortgage payable(2)	28,293	5.96%	0.6	29,013	1.70%	0.1
Total mortgages payable	$233,621			$392,590
(1)The fixed rate mortgages had interest rates ranging from 3.75% to 5.73% as of December 31, 2022 and 2021.
(2)On April 1, 2022, the interest rate on the variable rate mortgage switched to Bloomberg Short Term Bank Yield Index (“BSBY”) plus 160 basis points from LIBOR plus 160 basis points. The one-month BSBY rate was 4.36% as of December 31, 2022. The one-month LIBOR rate was 0.10% as of December 31, 2021.
Mortgages payable are secured by certain real estate and, in some cases, by guarantees from the Operating Partnership, are generally due in monthly installments of principal and interest and mature over various terms through 2032. During the year ended December 31, 2022, we repaid mortgages payable totaling $155.2 million that had a weighted average fixed interest rate of 4.31% and made scheduled principal payments of $3.8 million related to amortizing loans.
Unsecured Notes
The following table summarizes the Company’s senior unsecured notes and exchangeable senior notes (dollars in thousands):

		December 31, 2022		December 31, 2021
	Maturity Date	Balance	Interest Rate	Balance	Interest Rate
Senior notes – 4.23% due 2023	September 10, 2023	$95,000	4.23%	$95,000	4.23%
Senior notes – 4.58% due 2024(1)	June 30, 2024	149,635	4.58%	149,635	4.58%
Senior notes – 4.00% due 2025(2)	March 15, 2025	350,000	4.00%	350,000	4.00%
Senior notes – LIBOR + 3.65% due 2025(3)	September 10, 2025	80,000	8.41%	80,000	3.86%
Senior notes – 4.08% due 2026(1)	September 30, 2026	100,000	4.08%	100,000	4.08%
Senior notes – 4.00% due 2026	October 1, 2026	300,000	4.00%	300,000	4.00%
Senior exchangeable notes – 0.75% due 2027	April 1, 2027	175,000	0.75%	175,000	0.75%
Senior notes – LIBOR + 3.75% due 2027(4)	September 10, 2027	75,000	8.51%	75,000	3.96%
Senior notes – 4.24% due 2028(1)	December 28, 2028	100,000	4.24%	100,000	4.24%
Senior notes – 4.82% due 2029(1)	June 28, 2029	100,000	4.82%	100,000	4.82%
Senior notes – 4.75% due 2030(2)	September 15, 2030	400,000	4.75%	400,000	4.75%
Total senior unsecured notes		$1,924,635		$1,924,635
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
Private Placement Senior Unsecured Notes
In October 2021, in connection with the Merger, the Operating Partnership entered into a number of assumption agreements pursuant to which the Operating Partnership assumed all of RPAI’s obligations under RPAI’s existing note purchase agreements related to an aggregate of $450.0 million in principal of privately placed senior unsecured notes. In addition, in August 2015, the Operating Partnership entered into a note purchase agreement in connection with the issuance of $250.0 million of senior unsecured notes at a blended rate of 4.41% and an average maturity of 9.8 years (collectively, the “Private Placement Notes”).

Each series of Private Placement Notes require semi-annual interest payments each year until maturity. The Operating Partnership may prepay at any time all, or from time to time any part of, any series of the Private Placement Notes in an amount not less than 5% of the aggregate principal amount of such series of the Private Placement Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid plus a Make-Whole Amount (as defined in the applicable note purchase agreement). The Make-Whole Amount is equal to the excess, if any, of the discounted value of the remaining scheduled payments with respect to the Private Placement Notes being prepaid over the amount of such Notes.
Each note purchase agreement contains customary financial maintenance covenants, including a maximum total leverage ratio, secured and unsecured leverage ratios and a minimum interest coverage ratio. Each note purchase agreement also contains restrictive covenants that restrict the ability of the Operating Partnership and its subsidiaries to, among other things, enter into transactions with affiliates, merge or consolidate, transfer assets or incur liens. Further, each note purchase agreement contains customary events of default, including in relation to non-payment, breach of covenants, defaults under certain other indebtedness, judgment defaults and bankruptcy events. In the case of an event of default, the holders of the Private Placement Notes may, among other remedies, accelerate the payment of all obligations.
Publicly Placed Senior Unsecured Notes
In October 2021, in connection with the Merger, the Operating Partnership (as successor by merger to RPAI) assumed all of RPAI’s outstanding $750.0 million aggregate principal of publicly placed senior unsecured notes. In addition, the Operating Partnership completed a $300.0 million public offering of 4.00% senior unsecured notes in September 2016 (collectively, the “Public Placement Notes”). The Public Placement Notes require semi-annual interest payments each year until maturity.
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
The Exchangeable Notes bear interest at a rate of 0.75% per annum, payable semi-annually in arrears, and will mature on April 1, 2027. During the years ended December 31, 2022 and 2021, we recognized approximately $1.3 million and $1.6 million, respectively, of interest expense for the Exchangeable Notes.
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
In connection with the Exchangeable Notes, the Operating Partnership entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain of the initial purchasers of the Exchangeable Notes or their respective affiliates. The Capped Call Transactions initially cover, subject to anti-dilution adjustments substantially similar to those applicable to the Exchangeable Notes, the number of common shares underlying the Exchangeable Notes. The Capped Call Transactions are expected generally to reduce the potential dilution to holders of common shares upon exchange of the Exchangeable Notes. The cap price of the Capped Call Transactions was initially approximately $30.26, which represents a premium of approximately 50% over the last reported sale price of common shares on March 17, 2021 and is subject to anti-dilution adjustments under the terms of the Capped Call Transactions. The cost of the Capped Call Transactions was $9.8 million and is recorded within “Additional paid-in capital” in the accompanying consolidated balance sheets.
Unsecured Term Loans and Revolving Line of Credit
The following table summarizes the Company’s term loans and revolving line of credit (dollars in thousands):

		December 31, 2022		December 31, 2021
	Maturity Date	Balance	Interest Rate	Balance	Interest Rate
Unsecured term loan due 2023 – fixed rate(1)(2)	November 22, 2023	$—	—%	$200,000	4.10%
Unsecured term loan due 2024 – fixed rate(1)(3)	July 17, 2024	120,000	2.68%	120,000	2.88%
Unsecured term loan due 2025 – fixed rate(4)	October 24, 2025	250,000	5.09%	250,000	5.09%
Unsecured term loan due 2026 – fixed rate(1)(5)	July 17, 2026	150,000	2.73%	150,000	2.97%
Unsecured term loan due 2029 – fixed rate(6)	July 29, 2029	300,000	4.05%	—	—%
Total unsecured term loans		$820,000		$720,000

Unsecured credit facility revolving line of credit – variable rate(7)	January 8, 2026	$—	5.56%	$55,000	1.20%
(1)Unsecured term loans assumed in connection with the Merger.
(2)As of December 31, 2021, $200,000 of LIBOR-based variable rate debt had been swapped to a fixed rate of 2.85% plus a credit spread based on a leverage grid ranging from 1.20% to 1.85% through November 22, 2023. The applicable credit spread was 1.25% as of December 31, 2021.
(3)As of December 31, 2022, $120,000 of Secured Overnight Financing Rate (“SOFR”)-based variable rate debt has been swapped to a fixed rate of 1.58% plus a credit spread based on a ratings grid ranging from 0.80% to 1.65% through July 17, 2024. The applicable credit spread was 1.10% as of December 31, 2022. As of December 31, 2021, $120,000 of LIBOR-based variable rate debt had been swapped to a fixed rate of 1.68% plus a credit spread based on a leverage grid ranging from 1.20% to 1.70% through July 17, 2024. The applicable credit spread was 1.20% as of December 31, 2021.
(4)As of December 31, 2022, $250,000 of SOFR-based variable rate debt has been swapped to a fixed rate of 5.09% through October 24, 2025. As of December 31, 2021, $250,000 of LIBOR-based variable rate debt had been swapped to a fixed rate of 5.09% through October 24, 2025. The maturity date of the term loan may be extended for up to three additional periods of one year each at the Operating Partnership’s option, subject to certain conditions.
(5)As of December 31, 2022, $150,000 of SOFR-based variable rate debt has been swapped to a fixed rate of 1.68% plus a credit spread based on a ratings grid ranging from 0.75% to 1.60% through July 17, 2026. The applicable credit spread was 1.05% as of December 31, 2022. As of December 31, 2021, $150,000 of LIBOR-based variable rate debt had been swapped to a fixed rate 1.77% plus a credit spread based on a leverage grid ranging from 1.20% to 1.70% through July 17, 2026. The applicable credit spread was 1.20% as of December 31, 2021.
(6)$300,000 of SOFR-based variable rate debt has been swapped to a fixed rate of 2.70% plus a credit spread based on a ratings grid ranging from 1.15% to 2.20% through November 22, 2023. The applicable credit spread was 1.35% as of December 31, 2022.
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

Unsecured Revolving Credit Facility
In July 2022, the Operating Partnership, as borrower, and the Company entered into the Second Amendment (the “Second Amendment”) to the Sixth Amended and Restated Credit Agreement, dated as of July 8, 2021 (as amended, the “Credit Agreement”) with a syndicate of financial institutions to provide for (i) a $250.0 million increase to the $850.0 million unsecured revolving line of credit that was assumed in the Merger, resulting in a $1.1 billion unsecured revolving credit facility (the “2022 Revolving Facility”) and (ii) a seven-year $300.0 million unsecured term loan (the “$300M Term Loan”). Under the Second Amendment, the Operating Partnership has the option, subject to certain customary conditions, to increase the 2022 Revolving Facility and/or incur additional term loans in an aggregate amount for all such increases and additional loans of up to $600.0 million, for a total facility amount of up to $2.0 billion. The 2022 Revolving Facility has a scheduled maturity date of January 8, 2026, which maturity date may be extended for up to two additional periods of six months at the Operating Partnership’s option, subject to certain conditions.
Borrowings under the 2022 Revolving Facility bear interest at a rate per annum equal to SOFR plus a margin based on the Operating Partnership’s leverage ratio or credit rating, respectively, plus a facility fee based on the Operating Partnership’s leverage ratio or credit rating, respectively. The SOFR rate is also subject to an additional 0.10% spread adjustment as specified in the Second Amendment. The 2022 Revolving Facility is currently priced on the leverage-based pricing grid. In accordance with the Credit Agreement, the credit spread set forth in the leverage grid resets quarterly based on the Company’s leverage, as calculated at the previous quarter end. The Company may irrevocably elect to convert to the ratings-based pricing grid at any time. As of December 31, 2022, making such an election would have resulted in a lower interest rate; however, the Company had not made the election to convert to the ratings-based pricing grid. The Credit Agreement includes a sustainability metric based on targeted greenhouse gas emission reductions, which results in a reduction of the otherwise applicable interest rate margin by one basis point upon achievement of targets set forth therein.
The following table summarizes the key terms of the 2022 Revolving Facility as of December 31, 2022 (dollars in thousands):

				Leverage-Based Pricing		Investment Grade Pricing
2022 Credit Agreement	Maturity Date	Extension Option	Extension Fee	Credit Spread	Facility Fee	Credit Spread	Facility Fee	SOFR Adjustment
$1,100,000 unsecured revolving line of credit	1/8/2026	2 six-month	0.075%	1.05%–1.50%	0.15%–0.30%	0.725%–1.40%	0.125%–0.30%	0.10%
The Operating Partnership’s ability to borrow under the Credit Agreement is subject to ongoing compliance by the Operating Partnership and its subsidiaries with various restrictive covenants, including with respect to liens, transactions with affiliates, dividends, mergers and asset sales. In addition, the Credit Agreement requires that the Operating Partnership satisfy certain financial covenants, including (i) a maximum leverage ratio; (ii) a minimum fixed charge coverage ratio; (iii) a maximum secured indebtedness ratio; (iv) a maximum unsecured leverage ratio; and (v) a minimum unencumbered interest coverage ratio. As of December 31, 2022, we were in compliance with all such covenants.
The Credit Agreement includes customary representations and warranties, which must continue to be true and correct in all material respects as a condition to future draws under the 2022 Revolving Facility. The Credit Agreement also contains customary events of default, the occurrence of which, following any applicable grace period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations under the Credit Agreement to be immediately due and payable.
As of December 31, 2022, we had letters of credit outstanding totaling $1.5 million, against which no amounts were advanced as of December 31, 2022.
Unsecured Term Loans
In July 2022, in conjunction with the Second Amendment, the Operating Partnership obtained a $300M Term Loan that is priced on a ratings-based pricing grid at a rate of SOFR plus a credit spread ranging from 1.15% to 2.20%. The SOFR rate is also subject to an additional 0.10% spread adjustment as specified in the Second Amendment. Proceeds from the $300M Term Loan were used to repay the Operating Partnership’s $200.0 million unsecured term loan that was assumed in the Merger and was scheduled to mature on November 22, 2023 (the “$200M Term Loan”), certain secured loans, and for other general corporate purposes. The Operating Partnership is permitted to prepay the $300M Term Loan in whole or in part, at any time, subject to a prepayment fee if prepaid on or before July 29, 2024. The agreement related to the $300M Term Loan includes a sustainability metric based on targeted greenhouse gas emission reductions, which results in a reduction of the otherwise applicable interest rate margin by one basis point upon achievement of targets set forth therein.
In October 2021, in connection with the Merger, the Operating Partnership (as successor by merger to RPAI) assumed RPAI’s $120.0 million (the “$120M Term Loan”) and $150.0 million (the “$150M Term Loan”) unsecured term loans, which were originally priced on a leverage-based pricing grid with the credit spread set forth in the leverage grid resetting quarterly based on the Company’s leverage, as calculated at the previous quarter end. The Company had the option to irrevocably elect to convert to a ratings-based pricing grid at any time. On August 2, 2022, the Company made the election to convert to the ratings-based pricing grid. The agreement related to the $150M Term Loan includes a sustainability metric based on targeted greenhouse gas emission reductions, which results in a reduction of the otherwise applicable interest rate margin by one basis point upon achievement of targets set forth therein.
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
In October 2018, the Operating Partnership entered into a term loan agreement with KeyBank National Association, as Administrative Agent, and the other lenders party thereto, providing for an unsecured term loan facility of up to $250.0 million (the “$250M Term Loan”). The Operating Partnership has the option to increase the $250M Term Loan to $300.0 million, subject to certain conditions, including obtaining commitments from any one or more lenders, whether or not currently party to the term loan agreement, to provide such increased amounts. The Operating Partnership is permitted to prepay the $250M Term Loan in whole or in part, at any time, subject to a prepayment fee if prepaid on or before October 25, 2023.
The unsecured term loan agreements contain representations, financial and other affirmative and negative covenants and events of default that are substantially similar to those contained in the Credit Agreement. The unsecured term loan agreements all rank pari passu with the Operating Partnership’s 2022 Revolving Facility and other unsecured indebtedness of the Operating Partnership.
The following table summarizes the key terms of the unsecured term loans as of December 31, 2022 (dollars in thousands):

Unsecured Term Loans	Maturity Date	Leverage-Based Pricing Credit Spread	Investment Grade Pricing Credit Spread	SOFR Adjustment
$120,000 unsecured term loan due 2024(1)	7/17/2024	1.20% – 1.70%	0.80% – 1.65%	0.10%
$250,000 unsecured term loan due 2025(2)	10/24/2025	2.00% – 2.55%	2.00% – 2.50%	0.10%
$150,000 unsecured term loan due 2026(1)	7/17/2026	1.20% – 1.70%	0.75% – 1.60%	0.10%
$300,000 unsecured term loan due 2029	7/29/2029	N/A	1.15% – 2.20%	0.10%
(1)In July 2022, SOFR replaced LIBOR as the interest reference rate for these term loans.
(2)In December 2022, SOFR replaced LIBOR as the interest reference rate for this term loan. In addition, the maturity date may be extended for up to three additional periods of one year each at the Operating Partnership’s option, subject to certain conditions.
Debt Issuance Costs
Debt issuance costs are amortized over the terms of the respective loan agreements. The following amounts of amortization of debt issuance costs are included as a component of “Interest expense” in the accompanying consolidated statements of operations and comprehensive income (in thousands):

	Year Ended December 31,
	2022	2021	2020
Amortization of debt issuance costs	$3,163	$2,681	$2,135

Debt Maturities
The following table summarizes the scheduled maturities and principal amortization of the Company’s indebtedness as of December 31, 2022 (in thousands):

	Secured Debt
	Scheduled Principal Payments	Term Maturities	Unsecured Debt	Total
2023	$3,020	$189,390	$95,000	$287,410
2024	2,721	—	269,635	272,356
2025	2,848	—	680,000	682,848
2026	2,981	—	550,000	552,981
2027	3,120	—	250,000	253,120
Thereafter	27,061	2,480	900,000	929,541
	$41,751	$191,870	$2,744,635	$2,978,256
Debt discounts, premiums and issuance costs, net				32,043
Total				$3,010,299
Other Debt Activity
We capitalized interest of $2.4 million, $1.6 million and $1.5 million during the years ended December 31, 2022, 2021, and 2020, respectively.
Fair Value of Fixed and Variable Rate Debt
As of December 31, 2022, the estimated fair value of fixed rate debt was $2.0 billion compared to the book value of $2.1 billion. The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments, which ranged from 1.76% to 7.67%. As of December 31, 2022, the estimated fair value of variable rate debt was $851.8 million compared to the book value of $848.3 million. The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments, which ranged from 5.41% to 6.36%.
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
During the year ended December 31, 2022, we amended certain interest rate swap agreements, contemporaneous with a modification of the Company’s unsecured revolving credit facility and $300M Term Loan, $120M Term Loan and $150M Term Loan, and $250M Term Loan to facilitate reference rate reform, converting the outstanding swaps from LIBOR to SOFR. In addition, we (i) designated the interest rate swaps related to the $200M Term Loan that was repaid in July 2022 to the $300M Term Loan with an effective date of August 2022 and a maturity date of November 2023; (ii) entered into two forward-starting interest rate swap contracts with notional amounts totaling $200.0 million that swap a floating rate of term SOFR to a fixed rate of 2.37% plus a credit spread of 1.35% with an effective date of November 2023 and a maturity date of August 2025; and (iii) entered into two agreements to swap a total of $100.0 million of SOFR-based variable rate debt to a fixed rate of 2.66% plus a credit spread of 1.35% with an effective date of August 2022 and a maturity date of August 2025. We also terminated two forward-starting interest rate swaps with notional amounts totaling $150.0 million in December 2022 and received proceeds of $30.9 million upon termination. This settlement is included as a component of accumulated other comprehensive income and will be reclassified to earnings over time as the hedged items are recognized in earnings.

The following table summarizes the terms and fair values of the Company’s derivative financial instruments that were designated and qualified as part of a hedging relationship as of December 31, 2022 and 2021 (dollars in thousands):

							Fair Value Assets (Liabilities)(1)
Type of Hedge	Number of Instruments	Aggregate Notional	Reference Rate	Interest Rate	Effective Date	Maturity Date	December 31, 2022	December 31, 2021
Cash Flow	Four	$250,000	SOFR	2.99%	12/1/2022	10/24/2025	$7,134	$(18,282)
Cash Flow	Two	100,000	SOFR	2.66%	8/1/2022	8/1/2025	3,616	—
Cash Flow	Two	200,000	SOFR	2.72%	8/3/2022	11/22/2023	3,663	(7,769)
Cash Flow	Three	120,000	SOFR	1.58%	8/15/2022	7/17/2024	5,461	(2,190)
Cash Flow	Three	150,000	SOFR	1.68%	8/15/2022	7/17/2026	10,896	(3,876)
		$820,000					$30,770	$(32,117)

Fair Value(2)	Two	$155,000	LIBOR	LIBOR + 3.70%	4/23/2021	9/10/2025	$(14,177)	$(2,630)

Forward-Starting Cash Flow(3)	Two	$150,000	SOFR	1.356%	N/A	6/1/2032	$—	$299
Forward-Starting Cash Flow	Two	$200,000	SOFR	2.37%	11/22/2023	8/1/2025	$4,370	$—
(1)Derivatives in an asset position are included within “Prepaid and other assets” and derivatives in a liability position are included within “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.
(2)The derivative agreements swap a blended fixed rate of 4.52% for a blended floating rate of LIBOR plus 3.70%.
(3)In December 2022, we terminated these two forward-starting interest rate swaps with notional amounts totaling $150.0 million and received proceeds of $30.9 million upon termination. This settlement is included as a component of accumulated other comprehensive income and will be reclassified to earnings over time as the hedged items are recognized in earnings.
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
We determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, although the credit valuation adjustments associated with our derivatives use Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. As of December 31, 2022 and 2021, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we determined our derivative valuations were classified within Level 2 of the fair value hierarchy.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings. Approximately $7.3 million, $7.7 million and $4.0 million was reclassified as a reduction to earnings during the years ended December 31, 2022, 2021 and 2020, respectively. As interest payments on our derivatives are made over the next 12 months, we estimate the decrease to interest expense to be approximately $27.8 million, assuming the current SOFR and LIBOR curves.
Unrealized gains and losses on our interest rate derivative agreements are the only components of the change in accumulated other comprehensive loss.
NOTE 10. LEASE INFORMATION
Rental Income
The Company receives rental income from the leasing of retail and office space. The lease agreements generally provide for certain increases in base rent, reimbursement for certain operating expenses, and may require tenants to pay contingent rent to the extent their sales exceed a defined threshold. Certain tenants have the option in their lease agreement to extend their lease upon the expiration of their contractual term. Variable lease payments are based upon tenant sales information and are recognized once a tenant’s sales volume exceeds a defined threshold. Variable lease payments for reimbursement of operating expenses are based upon the operating expense activity for the period. In connection with the Merger, the Company assumed all leases in place at legacy RPAI properties and began recognizing rental income under the respective leases upon completion of the Merger on October 22, 2021.
Rental income related to the Company’s operating leases is comprised of the following for the years ended December 31, 2022, 2021 and 2020, respectively (in thousands):

	Year Ended December 31,
	2022	2021	2020
Fixed contractual lease payments – operating leases	$615,773	$292,873	$218,004
Variable lease payments – operating leases	151,304	69,422	52,128
Bad debt reserve	(6,027)	(2,897)	(13,259)
Straight-line rent adjustments	17,031	4,674	1,155
Straight-line rent (reserve) recovery for uncollectibility	(553)	716	(4,177)
Amortization of in-place lease liabilities, net	4,821	2,611	3,819
Total	$782,349	$367,399	$257,670
The weighted average remaining term of the lease agreements is approximately 7.1 years. During the years ended December 31, 2022, 2021, and 2020, the Company earned overage rent of $5.9 million, $0.8 million, and $0.2 million, respectively.
During 2020 and 2021, in response to the impact of the novel coronavirus (“COVID 19”) pandemic, the Company received rent relief requests from a significant portion of its tenants and agreed to defer rent for a portion of its tenants, subject to certain conditions, to be repaid over a period of time, typically 12 to 18 months. The Company had deferred the collection of $1.2 million of rental income that remains outstanding as of December 31, 2022. To the extent the Company agrees to defer rent or is otherwise unable to collect rent for certain periods, the Company will realize decreased cash flow, which could significantly decrease the cash available for its operating and capital uses.
The future impact of such modifications is dependent upon the extent of lease concessions granted to tenants as a result of COVID-19 in future periods and the elections made by the Company at the time of entering into such concessions. The Company did not provide a material amount of rent abatement to tenants as a result of COVID-19.
As of December 31, 2022, future minimum rentals to be received under non-cancelable operating leases for each of the next five years and thereafter, excluding variable lease payments and amounts deferred under lease concession agreements, are as follows (in thousands):

Lease Payments
2023	$613,776
2024	552,465
2025	474,145
2026	402,393
2027	323,087
Thereafter	1,088,663
Total	$3,454,529
Commitments under Ground Leases
As of December 31, 2022, we are obligated under 12 ground leases for approximately 98 acres of land. Most of these ground leases require fixed annual rent payments. The expiration dates of the remaining initial terms of these ground leases range from 2025 to 2092 with a weighted average remaining term of 35.0 years. Certain of these leases have five- to 10-year extension options ranging in total from 20 to 25 years.
Right-of-use assets are included within “Prepaid and other assets” and lease liabilities are included within “Deferred revenue and other liabilities” in the accompanying consolidated balance sheets.
During the years ended December 31, 2022, 2021, and 2020, the Company incurred ground lease expense on these operating leases of $3.9 million, $2.8 million, and $1.9 million, respectively. The Company made payments of $5.1 million,

$2.6 million and $1.8 million during the years ended December 31, 2022, 2021 and 2020, respectively, which were included in operating cash flows.
As of December 31, 2022, future minimum lease payments due under ground leases for each of the next five years and thereafter are as follows (in thousands):

Lease Obligations
2023	$5,035
2024	5,044
2025	5,168
2026	5,174
2027	5,218
Thereafter	110,623
$136,262
Adjustment for discounting	(69,095)
Lease liabilities as of December 31, 2022	$67,167
NOTE 11. SHAREHOLDERS’ EQUITY
Distributions
Our Board of Trustees declared a cash distribution of $0.24 per common share and Common Unit for the fourth quarter of 2022. This distribution was paid on January 13, 2023 to common shareholders and Common Unit holders of record as of January 6, 2023.
For the years ended December 31, 2022, 2021 and 2020, we declared cash distributions totaling $0.87, $0.72, and $0.5995, respectively, per common share and Common Unit.
At-The-Market Offering Program
On February 23, 2021, the Company and the Operating Partnership entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with each of BofA Securities, Inc., Citigroup Global Markets Inc., KeyBanc Capital Markets Inc. and Raymond James & Associates, Inc., pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $150.0 million of its common shares of beneficial interest, $0.01 par value per share, under an at-the-market offering program (the “ATM Program”). On November 30, 2021, the Company and the Operating Partnership amended the Equity Distribution Agreement to reflect their filing of a shelf registration statement on November 16, 2021 with the SEC. As of December 31, 2022, the Company has not sold any common shares under the ATM Program. The Operating Partnership intends to use the net proceeds, if any, to repay borrowings under its 2022 Revolving Facility and other indebtedness and for working capital and other general corporate purposes. The Operating Partnership may also use the net proceeds for acquisitions of operating properties and the development or redevelopment of properties, although there are currently no understandings, commitments or agreements to do so.
Share Repurchase Program
In February 2021, our Board of Trustees approved a share repurchase program, authorizing share repurchases up to an aggregate of $150.0 million (the “Share Repurchase Program”). In February 2022, the Company extended its Share Repurchase Program for an additional year, and in February 2023 extended the program for another year so it will now terminate on February 28, 2024, if not terminated or extended prior to that date. In April 2022, our Board of Trustees authorized a $150.0 million increase to the size of the Share Repurchase Program, authorizing share repurchases up to an aggregate of $300.0 million. As of December 31, 2022, the Company has not repurchased any shares under its Share Repurchase Program. The Company intends to fund any future repurchases under the Share Purchase Program with cash on hand or availability under the 2022 Revolving Facility, subject to any applicable restrictions. The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will depend upon prevailing market conditions, regulatory requirements and other factors.

Dividend Reinvestment and Share Purchase Plan
We maintain a Dividend Reinvestment and Share Purchase Plan, which offers shareholders and new investors the option to invest all or a portion of their common share dividends in additional common shares. Participants in this plan are also able to make optional cash investments with certain restrictions.
NOTE 12. COMMITMENTS AND CONTINGENCIES
Other Commitments and Contingencies
We are obligated under various completion guarantees with certain lenders and lease agreements with tenants to complete all or portions of a development project and tenant-specific space currently under construction. We believe we currently have sufficient financing in place to fund these projects and expect to do so primarily through free cash flow or borrowings on the Revolving Facility.
In 2017, we provided a repayment guaranty on a $33.8 million construction loan associated with the development of the Embassy Suites at the University of Notre Dame, consistent with our 35% ownership interest. Our portion of the repayment guaranty is limited to $5.9 million and the guaranty’s term is through July 1, 2024, the maturity date of the construction loan. As of December 31, 2022, the outstanding loan balance was $33.5 million, of which our share was $11.7 million. The loan is secured by the hotel.
In 2021, we provided repayment and completion guaranties on loans totaling $66.2 million associated with the development of The Corner mixed-use project in the Indianapolis MSA. As of December 31, 2022, the outstanding balance of the loans was $30.6 million, of which our share was $15.3 million.
As of December 31, 2022, we had outstanding letters of credit totaling $1.5 million with no amounts advanced against these instruments.
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
NOTE 13. RELATED PARTIES AND RELATED PARTY TRANSACTIONS
Subsidiaries of the Company provide certain management, construction management and other services to a number of entities owned by several members of the Company’s management. During each of the years ended December 31, 2022, 2021 and 2020, we earned less than $0.1 million from entities owned by certain members of management.
We reimburse entities owned by certain members of the Company’s management for certain travel and related services. During the years ended December 31, 2022, 2021 and 2020, we paid $0.3 million, $0.3 million and $0.5 million, respectively, to this related entity.
NOTE 14. SUBSEQUENT EVENTS
Subsequent to December 31, 2022, we repaid three mortgages payable with principal balances totaling $128.5 million and a weighted average fixed interest rate of 3.83%.

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Schedule III
Consolidated Real Estate and Accumulated Depreciation
December 31, 2022
(in thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition/Development		Gross Carrying Amount Close of Period
Name	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Year Built / Renovated	Year Acquired
Operating Properties
12th Street Plaza	$—	$2,624	$12,872	$—	$765	$2,624	$13,637	$16,261	$5,447	1978/2003	2012
54th & College	—	2,672	—	—	—	2,672	—	2,672	—	2008	NA
Arcadia Village	—	8,487	11,710	—	129	8,487	11,839	20,326	997	1957	2021
Ashland & Roosevelt	—	9,806	25,531	—	44	9,806	25,575	35,381	2,016	2002	2021
Avondale Plaza	—	6,723	10,073	—	33	6,723	10,106	16,829	699	2005	2021
Bayonne Crossing	—	47,809	43,747	—	2,052	47,809	45,798	93,607	15,892	2011	2014
Bayport Commons	—	7,005	20,705	—	4,601	7,005	25,306	32,311	9,936	2008	NA
Bed Bath & Beyond Plaza	—	4,540	13,131	—	112	4,540	13,244	17,784	1,073	2000	2021
Belle Isle Station	—	9,130	41,112	—	6,904	9,130	48,016	57,146	17,484	2000	2015
Bridgewater Marketplace	—	3,407	8,595	—	1,326	3,407	9,921	13,328	4,447	2008	NA
Burlington*	—	—	2,773	—	29	—	2,802	2,802	2,747	1992/2000	2000
Castleton Crossing	—	9,761	26,974	—	1,030	9,761	28,005	37,766	9,439	1975	2013
Cedar Park Town Center	—	9,032	25,909	—	90	9,032	25,999	35,031	1,354	2013	2021
Centennial Center	70,455	58,960	72,190	—	7,275	58,960	79,465	138,425	34,096	2002	2014
Centennial Gateway	23,962	5,305	48,559	—	906	5,305	49,465	54,770	16,272	2005	2014
Central Texas Marketplace	—	15,711	30,122	—	1,102	15,711	31,225	46,936	2,749	2004	2021
Centre at Laurel	—	6,122	34,661	—	225	6,122	34,886	41,008	2,435	2005	2021
Centre Point Commons*	—	2,918	22,285	—	392	2,918	22,676	25,594	7,583	2007	2014
Chantilly Crossing	—	12,309	17,649	—	349	12,309	17,998	30,307	1,313	2004	2021
Chapel Hill Shopping Center*	18,250	—	34,979	—	2,312	—	37,291	37,291	13,018	2001	2015
Circle East	—	1,188	24,122	—	—	1,188	24,122	25,310	915	1998/2022	2021
City Center	—	20,565	179,714	—	4,849	20,565	184,563	205,128	61,467	2018	2014
Clearlake Shores Shopping Center	—	3,845	6,622	—	177	3,845	6,799	10,644	555	2003	2021
Coal Creek Marketplace	—	9,397	11,664	—	54	9,397	11,718	21,115	1,005	1991	2021
Cobblestone Plaza	—	10,374	44,608	—	3,113	10,374	47,721	58,095	16,598	2011	NA
Colleyville Downs	—	5,446	38,533	—	2,712	5,446	41,245	46,691	17,617	2014	2015
Colonial Square	—	7,521	18,696	—	2,846	7,521	21,542	29,063	6,653	2010	2014
Colony Square	—	20,300	18,838	—	449	20,300	19,288	39,588	1,960	1997	2021
Commons at Temecula	—	18,966	44,730	—	302	18,966	45,032	63,998	4,017	1999	2021
Cool Creek Commons	—	6,062	12,769	—	5,226	6,062	17,995	24,057	8,050	2005	NA
Cool Springs Market	—	12,644	22,852	40	7,170	12,684	30,022	42,706	13,416	1995	2013
Coppell Town Center	—	5,052	11,286	—	104	5,052	11,390	16,442	982	1999	2021
Coram Plaza	—	6,992	23,021	—	91	6,992	23,112	30,104	1,702	2004	2021
Crossing at Killingly Commons	—	21,999	34,968	—	1,084	21,999	36,051	58,050	13,477	2010	2014

		Initial Cost		Cost Capitalized Subsequent to Acquisition/Development		Gross Carrying Amount Close of Period
Name	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Year Built / Renovated	Year Acquired
Operating Properties (continued)
Cypress Mill Plaza	$—	$6,320	$10,111	$—	$71	$6,320	$10,182	$16,502	$804	2004	2021
Davis Towne Crossing	—	995	8,969	—	129	995	9,098	10,093	657	2003	2021
Delray Marketplace	28,293	18,750	86,955	1,284	7,739	20,034	94,694	114,728	30,497	2013	NA
Denton Crossing	—	8,257	39,188	—	403	8,257	39,591	47,848	3,309	2003	2021
DePauw University Bookstore & Café*	—	64	663	—	45	64	708	772	511	2012	NA
Downtown Crown	—	25,759	77,137	—	1,241	25,759	78,377	104,136	3,925	2014	2021
Draper Crossing	—	9,054	27,142	—	2,104	9,054	29,246	38,300	10,707	2012	2014
Draper Peaks	—	11,498	46,910	522	5,829	12,020	52,739	64,759	15,255	2012	2014
East Stone Commons*	—	3,766	21,920	—	143	3,766	22,063	25,829	1,848	2005	2021
Eastern Beltway	34,100	23,221	45,595	—	7,672	23,221	53,267	76,488	15,658	1998/2006	2014
Eastgate Crossing	—	4,244	59,142	—	4,227	4,244	63,369	67,613	5,015	1958/2007	2020
Eastgate Pavilion	—	8,026	18,588	—	1,008	8,026	19,596	27,622	9,768	1995	2004
Eastside	—	3,305	12,199	—	7	3,305	12,207	15,512	782	2008	2021
Eastwood Towne Center	—	3,242	56,143	—	1,510	3,242	57,653	60,895	4,733	2002	2021
Eddy Street Commons*	—	2,186	48,316	—	3,828	2,186	52,143	54,329	15,397	2009/2022	NA
Edwards Multiplex	—	22,583	28,710	—	—	22,583	28,710	51,293	2,327	1997	2021
Estero Town Commons	—	8,973	9,947	—	976	8,973	10,923	19,896	4,791	2006	NA
Fairgrounds Plaza	—	12,690	15,254	—	94	12,690	15,348	28,038	1,132	2002	2021
Fishers Station	—	4,008	15,705	—	227	4,008	15,931	19,939	6,756	2018	NA
Fordham Place	—	41,993	102,467	—	303	41,993	102,770	144,763	6,081	1920/2009	2021
Fort Evans Plaza II	—	14,110	39,623	—	1,542	14,110	41,164	55,274	2,640	2008	2021
Fullerton Metrocenter	—	55,794	43,032	—	1,046	55,794	44,078	99,872	3,896	1988	2021
Galvez Shopping Center	—	494	4,966	—	145	494	5,112	5,606	375	2004	2021
Gardiner Manor Mall	—	29,521	20,129	—	531	29,521	20,660	50,181	1,962	2000	2021
Gateway Pavillions	—	44,167	10,414	—	972	44,167	11,386	55,553	1,540	2003	2021
Gateway Plaza	—	15,608	23,115	—	489	15,608	23,604	39,212	2,552	2000	2021
Gateway Station	—	10,679	10,590	—	287	10,679	10,878	21,557	860	2003	2021
Gateway Village	—	32,045	33,371	—	186	32,045	33,556	65,601	2,931	1996	2021
Geist Pavilion	—	1,368	7,485	—	2,770	1,368	10,254	11,622	4,975	2006	NA
Gerry Centennial Plaza	—	3,448	10,316	—	17	3,448	10,333	13,781	1,143	2006	2021
Grapevine Crossing	—	7,021	11,946	—	359	7,021	12,305	19,326	1,069	2001	2021
Green's Corner	—	4,836	13,845	—	101	4,836	13,946	18,782	1,262	1997	2021
Greyhound Commons	—	2,629	794	—	1,090	2,629	1,884	4,513	1,107	2005	NA
Gurnee Town Center	—	7,348	20,772	—	94	7,348	20,866	28,214	1,931	2000	2021
Henry Town Center	—	9,446	49,835	—	655	9,446	50,490	59,936	4,437	2002	2021
Heritage Square	—	11,373	16,180	—	340	11,373	16,519	27,892	1,394	1985	2021
Heritage Towne Crossing	—	5,720	14,789	—	70	5,720	14,859	20,579	1,196	2002	2021
Holly Springs Towne Center	—	22,324	94,582	—	7,204	22,324	101,786	124,110	26,800	2013	NA
Home Depot Center*	—	—	20,122	—	19	—	20,141	20,141	1,642	1996	2021

		Initial Cost		Cost Capitalized Subsequent to Acquisition/Development		Gross Carrying Amount Close of Period
Name	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Year Built / Renovated	Year Acquired
Operating Properties (continued)
Huebner Oaks	$—	$19,423	$36,062	$—	$421	$19,423	$36,483	$55,906	$2,825	1996	2021
Humblewood Shopping Center	—	3,921	10,873	—	438	3,921	11,311	15,232	858	1979/2005	2021
Hunter's Creek Promenade	—	8,017	12,670	179	1,781	8,196	14,451	22,647	4,816	1994	2013
Indian River Square	—	4,000	5,989	1,100	5,529	5,100	11,518	16,618	3,678	1997/2004	2005
International Speedway Square	—	7,157	12,840	—	8,531	7,157	21,371	28,528	12,883	1999	NA
Jefferson Commons	—	23,356	20,068	—	1,293	23,356	21,361	44,717	2,003	2005	2021
John's Creek Village	—	7,668	39,697	—	1,065	7,668	40,762	48,430	3,041	2004	2021
King's Lake Square	—	4,519	12,393	—	1,739	4,519	14,133	18,652	6,870	1986/2014	2003
Kingwood Commons	—	5,715	28,807	—	172	5,715	28,979	34,694	11,987	1999	2013
La Plaza Del Norte	—	18,113	32,803	—	408	18,113	33,211	51,324	2,884	1996	2021
Lake City Commons	—	4,693	11,453	—	79	4,693	11,532	16,225	3,497	2008	2014
Lake Mary Plaza	—	1,413	8,719	—	291	1,413	9,010	10,423	2,640	2009	2014
Lake Worth Towne Crossing	—	6,228	28,776	—	127	6,228	28,903	35,131	2,097	2005	2021
Lakewood Towne Center	—	32,864	31,493	—	852	32,864	32,345	65,209	3,149	2002	2021
Lincoln Park	—	14,757	40,292	—	714	14,757	41,006	55,763	3,531	1997	2021
Lincoln Plaza	—	6,239	38,473	—	5,014	6,239	43,486	49,725	3,622	2001	2021
Lithia Crossing	—	3,065	9,958	—	3,380	3,065	13,338	16,403	6,021	1994/2003	2011
Lowe's/Bed Bath & Beyond	—	19,894	—	—	—	19,894	—	19,894	—	2005	2021
MacArthur Crossing	—	11,190	31,334	—	1,564	11,190	32,898	44,088	1,814	1995	2021
Main Street Promenade	—	2,630	60,911	—	(191)	2,630	60,720	63,350	3,072	2003	2021
Manchester Meadows	—	10,788	30,434	—	44	10,788	30,478	41,266	3,232	1994	2021
Mansfield Towne Crossing	—	2,966	14,369	—	443	2,966	14,812	17,778	1,152	2003	2021
Market Street Village	—	9,764	16,360	—	4,345	9,764	20,705	30,469	10,001	1970/2004	2005
Merrifield Town Center	—	5,186	41,338	—	144	5,186	41,482	46,668	2,619	2008	2021
Merrifield Town Center II	—	19,614	23,042	—	—	19,614	23,042	42,656	1,387	1972/2007	2021
Miramar Square	—	26,492	30,742	389	9,775	26,880	40,517	67,397	10,505	2008	2014
Mullins Crossing*	—	10,582	42,188	—	6,624	10,582	48,813	59,395	17,833	2005	2014
Naperville Marketplace	—	5,364	11,377	—	160	5,364	11,537	16,901	4,935	2008	NA
New Forest Crossing	—	7,175	12,076	—	272	7,175	12,348	19,523	1,078	2003	2021
New Hyde Park Shopping Center	—	10,792	9,766	—	488	10,792	10,254	21,046	642	1964/2011	2021
Newnan Crossing	—	6,616	41,150	—	1,001	6,616	42,151	48,767	3,889	1999	2021
Newton Crossroads	—	1,004	10,821	—	1	1,004	10,822	11,826	948	1997	2021
Nora Plaza	3,458	3,790	21,072	5,002	13,611	8,792	34,683	43,475	5,384	2004	2019
North Benson Center	—	16,632	9,858	—	308	16,632	10,166	26,798	949	1988	2021
Northcrest Shopping Center	—	4,044	33,921	—	1,144	4,044	35,066	39,110	10,829	2008	2014
Northdale Promenade	—	1,718	27,481	—	(539)	1,718	26,943	28,661	15,356	2017	NA
Northgate North	23,010	20,063	48,746	—	2,117	20,063	50,863	70,926	4,326	1999	2021
Northpointe Plaza	—	15,964	35,592	—	368	15,964	35,960	51,924	3,037	1991	2021
Oak Brook Promenade	—	6,753	49,137	—	1,409	6,753	50,546	57,299	3,793	2006	2021

		Initial Cost		Cost Capitalized Subsequent to Acquisition/Development		Gross Carrying Amount Close of Period
Name	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Year Built / Renovated	Year Acquired
Operating Properties (continued)
Oleander Place*	$—	$847	$5,846	$—	$192	$847	$6,038	$6,885	$3,024	2012	2011
One Loudoun Downtown	—	74,400	236,043	—	1,743	74,400	237,785	312,185	13,588	2013/2022	2021
Oswego Commons	—	5,746	8,311	—	117	5,746	8,428	14,174	878	2002	2021
Palms Plaza	—	12,049	24,494	—	257	12,049	24,752	36,801	908	1988	2022
Paradise Valley Marketplace	—	6,889	35,823	—	151	6,889	35,975	42,864	2,792	2002	2021
Parkside Town Commons	—	21,796	108,611	(60)	10,349	21,736	118,960	140,696	35,254	2015	N/A
Parkway Towne Crossing	—	15,099	28,562	—	346	15,099	28,908	44,007	1,835	2010	2021
Pavilion at King's Grant	—	5,086	39,804	—	1,354	5,086	41,158	46,244	3,604	2002	2021
Pebble Marketplace	—	7,504	34,548	—	411	7,504	34,959	42,463	1,157	1997	2022
Pelham Manor Shopping Plaza*	—	—	42,293	—	497	—	42,789	42,789	2,621	2008	2021
Peoria Crossing	—	18,879	16,304	—	676	18,879	16,980	35,859	1,674	2002	2021
Perimeter Woods	—	6,893	27,277	—	1,828	6,893	29,105	35,998	9,004	2008	2014
Pine Ridge Crossing	—	5,640	16,985	—	5,268	5,640	22,253	27,893	9,580	1994	2006
Plaza at Cedar Hill	—	5,782	34,294	—	17,410	5,782	51,704	57,486	23,804	2000	2004
Plaza at Marysville	—	6,710	18,509	—	18	6,710	18,527	25,237	1,648	1995	2021
Pleasant Hill Commons	—	3,350	10,076	—	(611)	3,350	9,465	12,815	2,882	2008	2014
Pleasant Run Towne Crossing	—	4,465	24,945	—	609	4,465	25,554	30,019	2,094	2004	2021
Portofino Shopping Center	—	4,721	75,011	—	19,164	4,721	94,175	98,896	35,805	1999	2013
Publix at Woodruff	—	1,783	6,361	—	875	1,783	7,236	9,019	4,553	1997	2012
Rampart Commons	7,336	1,136	42,174	—	750	1,136	42,924	44,060	15,602	2018	2014
Rangeline Crossing	—	1,981	18,037	—	4,554	1,981	22,591	24,572	8,091	1986/2013	NA
Reisterstown Road Plaza	—	16,578	30,674	—	2,651	16,578	33,324	49,902	2,863	1986/2018	2021
Riverchase Plaza	—	3,889	11,404	—	1,205	3,889	12,610	16,499	6,168	1991/2001	2006
Rivers Edge	—	5,647	29,698	—	1,569	5,647	31,266	36,913	11,304	2011	2008
Rivery Towne Crossing	—	5,230	2,430	—	996	5,230	3,426	8,656	273	2005	2021
Royal Oaks Village II	—	3,462	9,092	—	709	3,462	9,802	13,264	770	2004	2021
Sawyer Heights Village	—	18,720	19,644	—	44	18,720	19,688	38,408	1,346	2007	2021
Saxon Crossing	—	3,764	15,430	—	734	3,764	16,164	19,928	4,902	2009	2014
Shoppes at Hagerstown	—	6,796	16,038	—	264	6,796	16,302	23,098	1,126	2008	2021
Shoppes at Plaza Green	—	3,749	23,853	—	1,827	3,749	25,680	29,429	10,278	2000	2012
Shoppes at Quarterfield	—	4,105	8,708	—	—	4,105	8,708	12,813	279	1999/2022	2021
Shoppes of Eastwood	—	1,688	8,934	—	984	1,688	9,918	11,606	4,649	1997	2013
Shoppes of New Hope	—	2,107	10,750	—	34	2,107	10,784	12,891	806	2004	2021
Shoppes of Prominence Point	—	2,945	11,418	—	164	2,945	11,583	14,528	969	2004	2021
Shops at Eagle Creek	—	2,121	8,728	—	4,345	2,121	13,073	15,194	6,594	1998	2003
Shops at Forest Commons	—	1,616	9,358	—	431	1,616	9,789	11,405	758	2002	2021
Shops at Julington Creek	—	2,372	7,300	—	288	2,372	7,588	9,960	2,037	2011	2014
Shops at Moore	—	6,284	23,842	—	2,228	6,284	26,071	32,355	7,328	2010	2014
Shops at Park Place	—	8,042	18,478	—	50	8,042	18,528	26,570	1,598	2001	2021

		Initial Cost		Cost Capitalized Subsequent to Acquisition/Development		Gross Carrying Amount Close of Period
Name	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Year Built / Renovated	Year Acquired
Operating Properties (continued)
Silver Springs Pointe	$—	$7,580	$4,947	$—	$311	$7,580	$5,258	$12,838	$2,095	2001	2014
Southlake Corners	—	7,998	16,648	—	169	7,998	16,817	24,815	1,553	2004	2021
Southlake Town Square	—	19,534	322,477	—	8,872	19,534	331,348	350,882	27,467	1998	2021
Stilesboro Oaks	—	3,712	11,374	—	60	3,712	11,434	15,146	988	1997	2021
Stonebridge Plaza	—	1,923	7,939	—	20	1,923	7,959	9,882	663	1997	2021
Stoney Creek Commons	—	628	3,700	—	5,913	628	9,613	10,241	5,088	2000	NA
Sunland Towne Centre	—	14,774	22,542	—	4,370	14,774	26,912	41,686	13,090	1996	2004
Tacoma South	—	30,058	3,358	—	26	30,058	3,384	33,442	304	1984	2021
Target South Center	—	2,581	9,631	—	—	2,581	9,631	12,212	839	1999	2021
Tarpon Bay Plaza	—	3,855	23,796	—	3,114	3,855	26,910	30,765	10,032	2007	NA
The Brickyard	—	29,389	19,616	—	251	29,389	19,867	49,256	1,958	1977/2004	2021
The Corner	14,750	3,772	24,609	—	42	3,772	24,651	28,423	7,131	2008	2014
The Landing at Tradition	—	17,605	46,217	—	8,261	17,605	54,478	72,083	14,991	2007	2014
The Shoppes at Union Hill	10,007	9,876	46,428	—	488	9,876	46,916	56,792	3,536	2003	2021
The Shops at Legacy	—	14,864	119,901	—	1,596	14,864	121,497	136,361	9,782	2002	2021
Tollgate Marketplace	—	11,963	65,457	—	3,404	11,963	68,861	80,824	5,733	1979/1994	2021
Toringdon Market	—	5,448	9,539	—	423	5,448	9,962	15,410	3,636	2004	2013
Towson Square	—	1,412	27,429	—	38	1,412	27,467	28,879	1,780	2014	2021
Traders Point	—	11,135	42,894	—	2,469	11,135	45,364	56,499	25,916	2005	NA
Tradition Village Center	—	3,140	14,759	—	1,013	3,140	15,772	18,912	5,229	2006	2014
Tysons Corner	—	13,334	10,483	—	28	13,334	10,511	23,845	584	1980/2013	2021
Village Shoppes at Simonton	—	1,627	11,941	—	25	1,627	11,966	13,593	946	2004	2021
Walter's Crossing	—	13,056	20,699	—	3,206	13,056	23,905	36,961	1,545	2005	2021
Watauga Pavilion	—	5,511	24,169	—	83	5,511	24,251	29,762	1,879	2003	2021
Waterford Lakes Village	—	2,317	6,324	—	3,004	2,317	9,328	11,645	5,729	1997	2004
Waxahachie Crossing	—	1,411	15,698	—	(257)	1,411	15,441	16,852	4,195	2010	2014
Winchester Commons	—	2,119	9,612	—	11	2,119	9,623	11,742	912	1999	2021
Woodinville Plaza	—	24,722	30,185	—	689	24,722	30,873	55,595	2,634	1981	2021

Total Operating Properties	233,621	1,834,931	5,248,506	8,454	320,357	1,843,385	5,568,863	7,412,248	1,088,947

		Initial Cost		Cost Capitalized Subsequent to Acquisition/Development		Gross Carrying Amount Close of Period
Name	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Year Built / Renovated	Year Acquired
Office and Other Properties
Thirty South Meridian	$—	$1,643	$9,663	$—	$24,794	$1,643	$34,457	$36,100	$17,651	1905/2002	2001
Pan Am Plaza Garage	—	—	28,035	—	126	—	28,161	28,161	16,057	1986	2019
Union Station Parking Garage	—	904	2,650	—	2,281	904	4,931	5,835	2,390	1986	2001

Total Office Properties	—	2,547	40,347	—	27,202	2,547	67,549	70,096	36,099

Development and Redevelopment Projects
Carillon	—	28,239	3,714	—	25,966	28,239	29,680	57,919	338	2004	2021
Glendale Town Center	—	1,494	44,063	(187)	17,640	1,307	61,704	63,011	35,764	N/A	N/A
Hamilton Crossing Centre	—	3,514	2,017	(19)	103	3,495	2,121	5,616	—	N/A	N/A
One Loudoun – Uptown	—	92,452	—	—	2	92,452	2	92,454	—	N/A	2021
The Corner	—	—	—	—	175	—	175	175	—	N/A	N/A
The Landing at Tradition – Phase II	—	—	—	—	6,527	—	6,527	6,527	—	N/A	N/A

Total Development and Redevelopment Projects	—	125,700	49,795	(206)	50,413	125,493	100,208	225,701	36,102

Other **
Bridgewater Marketplace	—	1,103	—	291	—	1,394	—	1,394	—	N/A	N/A
KRG Development	—	—	—	—	—	—	—	—	—	N/A	N/A
KRG New Hill	—	1,824	—	37	—	1,861	—	1,861	—	N/A	N/A
KRG Peakway	—	3,833	—	—	—	3,833	—	3,833	—	N/A	N/A
Pan Am Plaza	—	14,044	—	3,396	—	17,440	—	17,440	—	N/A	N/A

Total Other	—	20,805	—	3,723	—	24,528	—	24,528	—

Line of credit/Term loans/Unsecured notes	2,744,635	—	—	—	—	—	—	—	—	N/A	N/A

Grand Total	$2,978,256	$1,983,982	$5,338,648	$11,971	$397,972	$1,995,953	$5,736,620	$7,732,573	$1,161,148
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

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Notes to Schedule III
Consolidated Real Estate and Accumulated Depreciation
($ in thousands)
NOTE 1. RECONCILIATION OF INVESTMENT PROPERTIES
The changes in investment properties for the years ended December 31, 2022, 2021, and 2020 are as follows:

	Year Ended December 31,
	2022	2021	2020
Balance, beginning of year	$7,584,735	$3,136,982	$3,079,616
Acquisitions related to the Merger	(16,672)	4,440,768	—
Acquisitions	99,064	15,263	63,570
Improvements	152,165	54,323	39,544
Disposals	(86,719)	(62,601)	(45,748)
Balance, end of year	$7,732,573	$7,584,735	$3,136,982
The unaudited aggregate cost of investment properties for U.S. federal tax purposes as of December 31, 2022 was $8.0 billion.
NOTE 2. RECONCILIATION OF ACCUMULATED DEPRECIATION
The changes in accumulated depreciation for the years ended December 31, 2022, 2021, and 2020 are as follows:

	Year Ended December 31,
	2022	2021	2020
Balance, beginning of year	$879,306	$750,119	$661,546
Depreciation expense	318,809	154,519	113,973
Disposals	(36,967)	(25,332)	(25,400)
Balance, end of year	$1,161,148	$879,306	$750,119
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