Form 10-Q
period 2023-03-31
KITE REALTY GROUP TRUST; Kite Realty Group, L.P.
filed 2023-05-03
CIK 1286043, 1636315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
The number of Common Shares outstanding as of May 1, 2023 was 219,325,933 ($0.01 par value).

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2023 of Kite Realty Group Trust, Kite Realty Group, L.P. and its subsidiaries. Unless stated otherwise or the context otherwise requires, references to “Kite Realty Group Trust” or the “Parent Company” mean Kite Realty Group Trust, and references to the “Operating Partnership” mean Kite Realty Group, L.P. and its consolidated subsidiaries. The terms “Company,” “we,” “us,” and “our” refer to the Parent Company and the Operating Partnership, collectively, and those entities owned or controlled by the Parent Company and/or the Operating Partnership.
The Operating Partnership is engaged in the ownership, operation, acquisition, development and redevelopment of high-quality, open-air shopping centers and mixed-use assets in select markets in the United States, and the Parent Company conducts substantially all of its activities through the Operating Partnership and its wholly owned subsidiaries. The Parent Company is the sole general partner of the Operating Partnership and as of March 31, 2023 owned approximately 98.6% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 1.4% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) are owned by the limited partners.
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

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
KITE REALTY GROUP TRUST
Consolidated Balance Sheets
(Unaudited)
($ in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
Assets:
Investment properties, at cost	$7,719,677	$7,732,573
Less: accumulated depreciation	(1,210,937)	(1,161,148)
Net investment properties	6,508,740	6,571,425

Cash and cash equivalents	43,733	115,799
Tenant and other receivables, including accrued straight-line rent of $47,863 and $44,460, respectively	103,474	101,301
Restricted cash and escrow deposits	8,962	6,171
Deferred costs, net	381,539	409,828
Prepaid and other assets	117,424	127,044
Investments in unconsolidated subsidiaries	10,341	10,414
Assets associated with investment property held for sale	22,727	—
Total assets	$7,196,940	$7,341,982

Liabilities and Equity:
Liabilities:
Mortgage and other indebtedness, net	$2,972,567	$3,010,299
Accounts payable and accrued expenses	160,142	207,792
Deferred revenue and other liabilities	294,760	298,039
Liabilities associated with investment property held for sale	939	—
Total liabilities	3,428,408	3,516,130

Commitments and contingencies
Limited Partners’ interests in Operating Partnership and other	57,054	53,967

Equity:
Common shares, $0.01 par value, 490,000,000 shares authorized, 219,325,898 and 219,185,658 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	2,193	2,192
Additional paid-in capital	4,896,049	4,897,736
Accumulated other comprehensive income	62,787	74,344
Accumulated deficit	(1,255,025)	(1,207,757)
Total shareholders’ equity	3,706,004	3,766,515
Noncontrolling interests	5,474	5,370
Total equity	3,711,478	3,771,885
Total liabilities and equity	$7,196,940	$7,341,982
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
($ in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Revenue:
Rental income	$203,063	$190,892
Other property-related revenue	1,916	1,190
Fee income	1,771	2,309
Total revenue	206,750	194,391

Expenses:
Property operating	27,314	25,928
Real estate taxes	27,183	26,859
General, administrative and other	13,384	13,309
Merger and acquisition costs	—	925
Depreciation and amortization	108,071	121,504
Total expenses	175,952	188,525

Gain on sales of operating properties, net	—	3,168

Operating income	30,798	9,034
Other (expense) income:
Interest expense	(25,425)	(25,514)
Income tax benefit of taxable REIT subsidiary	29	71
Equity in loss of unconsolidated subsidiaries	(244)	(314)
Other income (expense), net	403	(103)
Net income (loss)	5,561	(16,826)
Net (income) loss attributable to noncontrolling interests	(170)	22
Net income (loss) attributable to common shareholders	$5,391	$(16,804)

Net income (loss) per common share – basic and diluted	$0.02	$(0.08)

Weighted average common shares outstanding – basic	219,233,569	218,981,168
Weighted average common shares outstanding – diluted	219,965,061	218,981,168

Net income (loss)	$5,561	$(16,826)
Change in fair value of derivatives	(11,645)	38,938
Total comprehensive (loss) income	(6,084)	22,112
Comprehensive income attributable to noncontrolling interests	(82)	(203)
Comprehensive (loss) income attributable to the Company	$(6,166)	$21,909
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2022	219,185,658	$2,192	$4,897,736	$74,344	$(1,207,757)	$3,766,515
Stock compensation activity	140,240	1	2,134	—	—	2,135
Other comprehensive loss	—	—	—	(11,557)	—	(11,557)
Distributions to common shareholders	—	—	—	—	(52,659)	(52,659)
Net income attributable to common shareholders	—	—	—	—	5,391	5,391
Adjustment to redeemable noncontrolling interests	—	—	(3,821)	—	—	(3,821)
Balance at March 31, 2023	219,325,898	$2,193	$4,896,049	$62,787	$(1,255,025)	$3,706,004

Balance at December 31, 2021	218,949,569	$2,189	$4,898,673	$(15,902)	$(962,913)	$3,922,047
Stock compensation activity	93,334	1	1,821	—	—	1,822
Other comprehensive income	—	—	—	38,713	—	38,713
Distributions to common shareholders	—	—	—	—	(41,600)	(41,600)
Net loss attributable to common shareholders	—	—	—	—	(16,804)	(16,804)
Adjustment to redeemable noncontrolling interests	—	—	(5,597)	—	—	(5,597)
Balance at March 31, 2022	219,042,903	$2,190	$4,894,897	$22,811	$(1,021,317)	$3,898,581
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$5,561	$(16,826)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	108,959	123,289
Gain on sales of operating properties, net	—	(3,168)
Straight-line rent	(3,545)	(4,031)
Compensation expense for equity awards	2,571	2,624
Amortization of debt fair value adjustments	(3,348)	(3,446)
Amortization of in-place lease liabilities	(2,730)	(583)
Changes in assets and liabilities:
Tenant receivables	1,103	2,446
Deferred costs and other assets	(5,196)	95
Accounts payable, accrued expenses, deferred revenue and other liabilities	(39,772)	(50,817)
Net cash provided by operating activities	63,603	49,583

Cash flows from investing activities:
Acquisitions of interests in properties	—	(44,262)
Capital expenditures	(39,121)	(23,752)
Net proceeds from sales of operating properties	—	6,904
Small business loan repayments	146	226
Change in construction payables	(2,552)	(1,299)
Distribution from unconsolidated joint venture	13	—
Net cash used in investing activities	(41,514)	(62,183)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	25	14
Repurchases of common shares upon the vesting of restricted shares	(730)	(939)
Debt and equity issuance costs	(47)	(263)
Loan proceeds	162,000	80,000
Loan payments	(199,336)	(42,201)
Distributions paid – common shareholders	(52,605)	(41,600)
Distributions paid – redeemable noncontrolling interests	(671)	(584)
Net cash used in financing activities	(91,364)	(5,573)

Net change in cash, cash equivalents and restricted cash	(69,275)	(18,173)
Cash, cash equivalents and restricted cash, beginning of period	121,970	100,363
Cash, cash equivalents and restricted cash, end of period	$52,695	$82,190
 The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(in thousands, except unit data)

	March 31, 2023	December 31, 2022
Assets:
Investment properties, at cost	$7,719,677	$7,732,573
Less: accumulated depreciation	(1,210,937)	(1,161,148)
Net investment properties	6,508,740	6,571,425

Cash and cash equivalents	43,733	115,799
Tenant and other receivables, including accrued straight-line rent of $47,863 and $44,460, respectively	103,474	101,301
Restricted cash and escrow deposits	8,962	6,171
Deferred costs, net	381,539	409,828
Prepaid and other assets	117,424	127,044
Investments in unconsolidated subsidiaries	10,341	10,414
Assets associated with investment property held for sale	22,727	—
Total assets	$7,196,940	$7,341,982

Liabilities and Equity:
Liabilities:
Mortgage and other indebtedness, net	$2,972,567	$3,010,299
Accounts payable and accrued expenses	160,142	207,792
Deferred revenue and other liabilities	294,760	298,039
Liabilities associated with investment property held for sale	939	—
Total liabilities	3,428,408	3,516,130

Commitments and contingencies
Limited Partners’ interests in Operating Partnership and other	57,054	53,967

Partners’ Equity:
Common equity, 219,325,898 and 219,185,658 units issued and outstanding at March 31, 2023 and December 31, 2022, respectively	3,643,217	3,692,171
Accumulated other comprehensive income	62,787	74,344
Total Partners’ equity	3,706,004	3,766,515
Noncontrolling interests	5,474	5,370
Total equity	3,711,478	3,771,885
Total liabilities and equity	$7,196,940	$7,341,982
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except unit and per unit data)

	Three Months Ended March 31,
	2023	2022
Revenue:
Rental income	$203,063	$190,892
Other property-related revenue	1,916	1,190
Fee income	1,771	2,309
Total revenue	206,750	194,391

Expenses:
Property operating	27,314	25,928
Real estate taxes	27,183	26,859
General, administrative and other	13,384	13,309
Merger and acquisition costs	—	925
Depreciation and amortization	108,071	121,504
Total expenses	175,952	188,525

Gain on sales of operating properties, net	—	3,168

Operating income	30,798	9,034
Other (expense) income:
Interest expense	(25,425)	(25,514)
Income tax benefit of taxable REIT subsidiary	29	71
Equity in loss of unconsolidated subsidiaries	(244)	(314)
Other income (expense), net	403	(103)
Net income (loss)	5,561	(16,826)
Net income attributable to noncontrolling interests	(104)	(144)
Net income (loss) attributable to common unitholders	$5,457	$(16,970)

Allocation of net income (loss):
Limited Partners	$66	$(166)
Parent Company	5,391	(16,804)
	$5,457	$(16,970)

Net income (loss) per common unit – basic and diluted	$0.02	$(0.08)

Weighted average common units outstanding – basic	222,186,023	221,428,198
Weighted average common units outstanding – diluted	222,917,515	221,428,198

Net income (loss)	$5,561	$(16,826)
Change in fair value of derivatives	(11,645)	38,938
Total comprehensive (loss) income	(6,084)	22,112
Comprehensive income attributable to noncontrolling interests	(104)	(144)
Comprehensive (loss) income attributable to common unitholders	$(6,188)	$21,968
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Statements of Partners’ Equity
(Unaudited)
(in thousands)

	General Partner		Total
	Common Equity	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2022	$3,692,171	$74,344	$3,766,515
Stock compensation activity	2,135	—	2,135
Other comprehensive loss attributable to Parent Company	—	(11,557)	(11,557)
Distributions to Parent Company	(52,659)	—	(52,659)
Net income attributable to Parent Company	5,391	—	5,391
Adjustment to redeemable noncontrolling interests	(3,821)	—	(3,821)
Balance at March 31, 2023	$3,643,217	$62,787	$3,706,004

Balance at December 31, 2021	$3,937,949	$(15,902)	$3,922,047
Stock compensation activity	1,822	—	1,822
Other comprehensive income attributable to Parent Company	—	38,713	38,713
Distributions to Parent Company	(41,600)	—	(41,600)
Net loss attributable to Parent Company	(16,804)	—	(16,804)
Adjustment to redeemable noncontrolling interests	(5,597)	—	(5,597)
Balance at March 31, 2022	$3,875,770	$22,811	$3,898,581
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$5,561	$(16,826)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	108,959	123,289
Gain on sales of operating properties, net	—	(3,168)
Straight-line rent	(3,545)	(4,031)
Compensation expense for equity awards	2,571	2,624
Amortization of debt fair value adjustments	(3,348)	(3,446)
Amortization of in-place lease liabilities	(2,730)	(583)
Changes in assets and liabilities:
Tenant receivables	1,103	2,446
Deferred costs and other assets	(5,196)	95
Accounts payable, accrued expenses, deferred revenue and other liabilities	(39,772)	(50,817)
Net cash provided by operating activities	63,603	49,583

Cash flows from investing activities:
Acquisition of interests in properties	—	(44,262)
Capital expenditures	(39,121)	(23,752)
Net proceeds from sales of operating properties	—	6,904
Small business loan repayments	146	226
Change in construction payables	(2,552)	(1,299)
Distribution from unconsolidated joint venture	13	—
Net cash used in investing activities	(41,514)	(62,183)

Cash flows from financing activities:
Contributions from the General Partner	25	14
Repurchases of common shares upon the vesting of restricted shares	(730)	(939)
Debt and equity issuance costs	(47)	(263)
Loan proceeds	162,000	80,000
Loan payments	(199,336)	(42,201)
Distributions paid – common unitholders	(52,605)	(41,600)
Distributions paid – redeemable noncontrolling interests	(671)	(584)
Net cash used in financing activities	(91,364)	(5,573)

Net change in cash, cash equivalents and restricted cash	(69,275)	(18,173)
Cash, cash equivalents and restricted cash, beginning of period	121,970	100,363
Cash, cash equivalents and restricted cash, end of period	$52,695	$82,190
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2023
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
The Parent Company is the sole general partner of the Operating Partnership, and as of March 31, 2023 owned approximately 98.6% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 1.4% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) were owned by the limited partners. As the sole general partner of the Operating Partnership, the Parent Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. The Parent Company and the Operating Partnership are operated as one enterprise. The management of the Parent Company consists of the same members as the management of the Operating Partnership. As the sole general partner with control of the Operating Partnership, the Parent Company consolidates the Operating Partnership for financial reporting purposes, and the Parent Company does not have any significant assets other than its investment in the Operating Partnership.
The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the presentation not misleading. The unaudited financial statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 include all adjustments, consisting of normal recurring adjustments, necessary in the opinion of management to present fairly the financial information set forth therein. The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the combined Annual Report on Form 10-K of the Parent Company and the Operating Partnership for the year ended December 31, 2022.
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

As of March 31, 2023, the Company’s portfolio consisted of the following (square footage in thousands):

	Properties	Square Footage
Operating retail properties(1)	181	28,545
Office properties	1	287
Development and redevelopment projects:
The Landing at Tradition – Phase II(2)	—	40
Carillon medical office building	1	126
The Corner (IN)	1	24
(1)Included within operating retail properties are 11 properties that contain an office component. Excludes one operating retail property classified as held for sale as of March 31, 2023. Of the 181 operating retail properties, 178 are consolidated in these financial statements and the remaining three are accounted for under the equity method.
(2)The operating portion of this property is included within the property count for operating retail properties.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Components of Investment Properties
The following table summarizes the composition of the Company’s investment properties as of March 31, 2023 and December 31, 2022 (in thousands):

	Balance as of
	March 31, 2023	December 31, 2022
Land, buildings and improvements	$7,625,276	$7,656,765
Construction in progress	94,401	75,808
Investment properties, at cost	$7,719,677	$7,732,573
Components of Rental Income including Allowance for Uncollectible Accounts
Rental income related to the Company’s operating leases is comprised of the following for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Fixed contractual lease payments – operating leases	$158,590	$149,824
Variable lease payments – operating leases	39,754	37,025
Bad debt reserve	(1,555)	(571)
Straight-line rent adjustments	3,858	4,093
Straight-line rent reserve for uncollectibility	(314)	(62)
Amortization of in-place lease liabilities, net	2,730	583
Rental income	$203,063	$190,892
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
Consolidation and Investments in Joint Ventures
The accompanying financial statements are presented on a consolidated basis and include all accounts of the Parent Company, the Operating Partnership, the taxable REIT subsidiaries (“TRSs”) of the Operating Partnership, subsidiaries of the Operating Partnership that are controlled and any variable interest entities (“VIEs”) in which the Operating Partnership is the primary beneficiary. As of March 31, 2023, we owned investments in two consolidated joint ventures that were VIEs in which the partners did not have substantive participating rights and we were the primary beneficiary. As of March 31, 2023, these consolidated VIEs had mortgage debt of $28.1 million, which were secured by assets of the VIEs totaling $117.2 million. The Operating Partnership guarantees the mortgage debt of these VIEs.

The Operating Partnership is considered a VIE as the limited partners do not hold kick-out rights or substantive participating rights. The Parent Company consolidates the Operating Partnership as it is the primary beneficiary.
Income Taxes and REIT Compliance
Parent Company
The Parent Company, which is considered a corporation for U.S. federal income tax purposes, has been organized and operated, and intends to continue to operate, in a manner that will enable it to maintain its qualification as a REIT for U.S. federal income tax purposes. As a result, it generally will not be subject to U.S. federal income tax on the earnings that it distributes to the extent it distributes its “REIT taxable income” (determined before the deduction for dividends paid and excluding net capital gains) to shareholders of the Parent Company and meets certain other requirements on a recurring basis. To the extent that it satisfies this distribution requirement, but distributes less than 100% of its taxable income, it will be subject to U.S. federal corporate income tax on its undistributed REIT taxable income. REITs are subject to a number of organizational and operational requirements. If the Parent Company fails to qualify as a REIT in any taxable year, it will be subject to U.S. federal income tax on its taxable income at regular corporate rates for a period of four years following the year in which qualification is lost. Additionally, we may also be subject to certain taxes enacted by the Inflation Reduction Act of 2022 that are applicable to non-REIT corporations, including the nondeductible 1% excise tax on certain stock repurchases. We may also be subject to certain U.S. federal, state and local taxes on our income and property and to U.S. federal income and excise taxes on our undistributed taxable income even if the Parent Company does qualify as a REIT. The Operating Partnership intends to continue to make distributions to the Parent Company in amounts sufficient to assist the Parent Company in adhering to REIT requirements and maintaining its REIT status.
We have elected to treat Kite Realty Holdings, LLC as a TRS of the Operating Partnership. In addition, in connection with the merger with Retail Properties of America, Inc. (“RPAI”) in October 2021, we assumed RPAI’s existing TRS, IWR Protective Corporation, as a TRS of the Operating Partnership and we may elect to treat other subsidiaries as TRSs in the future. This election enables us to receive income and provide services that would otherwise be impermissible for a REIT. Deferred tax assets and liabilities are established for temporary differences between the financial reporting bases and the tax bases of assets and liabilities at the tax rates expected to be in effect when the temporary differences reverse. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.
Operating Partnership
The allocated share of income and loss, other than the operations of our TRSs, is included in the income tax returns of the Operating Partnership’s partners. Accordingly, the only U.S. federal income taxes included in the accompanying consolidated financial statements are in connection with the TRSs.
Noncontrolling Interests
We report the non-redeemable noncontrolling interests in subsidiaries as equity, and the amount of consolidated net income attributable to these noncontrolling interests is set forth separately in the consolidated financial statements. The following table summarizes the non-redeemable noncontrolling interests in consolidated properties for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Noncontrolling interests balance as of January 1,	$5,370	$5,146
Net income allocable to noncontrolling interests, excluding redeemable noncontrolling interests	104	12
Noncontrolling interests balance as of March 31,	$5,474	$5,158
Noncontrolling Interests – Joint Venture
Prior to the merger with RPAI, RPAI entered into a joint venture related to the development, ownership and operation of the multifamily rental portion of the expansion project at One Loudoun Downtown – Pads G & H. The Company owns 90% of the joint venture.
As of March 31, 2023, the Company has funded $0.9 million of the partner’s development costs related to One Loudoun Downtown – Pads G & H through a loan provided by the Company to the joint venture. The loan is secured by the joint venture project, is required to be repaid subsequent to the completion of construction and stabilization of the project and is eliminated upon consolidation. Subsequent to March 31, 2023, the construction loan was repaid in conjunction with the origination of a 10-year $95.1 million mortgage payable at a fixed interest rate of 5.36% secured by the joint venture project. Under terms defined in the joint venture agreement, after construction completion and stabilization of the development project (as defined in the joint venture agreement), the Company has the ability to call, and the joint venture partner has the ability to put to the Company, subject to certain conditions, the joint venture partner’s interest in the joint venture at fair value. The Company expects that these conditions will be met in the second half of 2023.
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
Redeemable Noncontrolling Interests – Limited Partners
Limited Partner Units are redeemable noncontrolling interests in the Operating Partnership. We classify redeemable noncontrolling interests in the Operating Partnership in the accompanying consolidated balance sheets outside of permanent equity because we may be required to pay cash to holders of Limited Partner Units upon redemption of their interests in the Operating Partnership or deliver registered shares upon their conversion. The carrying amount of the redeemable noncontrolling interests in the Operating Partnership is reflected at the greater of historical book value or redemption value with a corresponding adjustment to additional paid-in capital. As of March 31, 2023 and December 31, 2022, the redemption value of the redeemable noncontrolling interests in the Operating Partnership exceeded the historical book value, and the balances were accordingly adjusted to redemption value.
We allocate net operating results of the Operating Partnership after noncontrolling interests in the consolidated properties based on the partners’ respective weighted average ownership interest. We adjust the redeemable noncontrolling interests in the Operating Partnership at the end of each reporting period to reflect their interests in the Operating Partnership or redemption value. This adjustment is reflected in our shareholders’ and Parent Company’s equity. For the three months ended March 31, 2023 and 2022, the weighted average interests of the Parent Company and the limited partners in the Operating Partnership were as follows:

	Three Months Ended March 31,
	2023	2022
Parent Company’s weighted average interest in Operating Partnership	98.7%	98.9%
Limited partners’ weighted average interests in Operating Partnership	1.3%	1.1%
As of March 31, 2023, the Parent Company’s interest and the limited partners’ redeemable noncontrolling ownership interests in the Operating Partnership were 98.6% and 1.4%. As of December 31, 2022, the Parent Company’s interest and the limited partners’ redeemable noncontrolling ownership interests in the Operating Partnership were 98.7% and 1.3%.
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
There were 3,034,212 and 2,870,697 Limited Partner Units outstanding as of March 31, 2023 and December 31, 2022, respectively. The increase in Limited Partner Units outstanding from December 31, 2022 is due to non-cash compensation awards granted to our executive officers in the form of Limited Partner Units.
Redeemable Noncontrolling Interests – Subsidiaries
Prior to the merger with Inland Diversified Real Estate Trust, Inc. (“Inland Diversified”) in 2014, Inland Diversified formed joint ventures with the previous owners of certain properties and issued Class B units in three joint ventures that indirectly own those properties. As of March 31, 2022, the Class B units related to one of these joint ventures that owned Crossing at Killingly Commons, our multi-tenant retail property in Dayville, Connecticut, was outstanding and accounted for as noncontrolling interests in the remaining venture. In October 2022, the remaining Class B units became redeemable at the partner’s election and the fulfillment of certain redemption criteria for cash or Limited Partner Units in the Operating Partnership. In October 2022, we received notice from our joint venture partner of its exercise of their right to redeem the remaining Class B units for cash in the amount of $9.7 million, which redemption was funded using cash on October 3, 2022. Prior to the redemption, the Class B units did not have a maturity date and were not mandatorily redeemable unless either party had elected for the units to be redeemed. Prior to the redemption, we consolidated this joint venture because we controlled the decision-making and our joint venture partner had limited protective rights.
Prior to the redemption, we classified the redeemable noncontrolling interests related to the remaining Class B units in the accompanying consolidated balance sheets outside of permanent equity because, under certain circumstances, we could have been required to pay cash to the Class B unitholders in this subsidiary upon redemption of their interests. The carrying amount of these redeemable noncontrolling interests is required to be reflected at the greater of initial book value or redemption value with a corresponding adjustment to additional paid-in capital. As of March 31, 2022, the redemption amounts of these interests did not exceed their fair value nor did they exceed the initial book value.
The redeemable noncontrolling interests in the Operating Partnership and subsidiaries for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Redeemable noncontrolling interests balance as of January 1,	$53,967	$55,173
Net income (loss) allocable to redeemable noncontrolling interests	65	(34)
Distributions declared to redeemable noncontrolling interests	(728)	(584)
Other, net including adjustments to redemption value	3,750	5,821
Total limited partners’ interests in Operating Partnership and other redeemable noncontrolling interests balance as of March 31,	$57,054	$60,376

Limited partners’ interests in Operating Partnership	$57,054	$50,306
Other redeemable noncontrolling interests in certain subsidiaries	—	10,070
Total limited partners’ interests in Operating Partnership and other redeemable noncontrolling interests balance as of March 31,	$57,054	$60,376
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

Effects of Accounting Pronouncements
Any recently issued accounting standards or pronouncements have been excluded as they are either not relevant to the Company or are not expected to have a material impact on the Company’s consolidated financial statements.
NOTE 3. ACQUISITIONS
The Company did not acquire any properties during the three months ended March 31, 2023.
The Company closed on the following asset acquisition during the three months ended March 31, 2022 (dollars in thousands):

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
NOTE 4. DISPOSITIONS
The Company did not sell any properties during the three months ended March 31, 2023.
The Company closed on the following disposition during the three months ended March 31, 2022 (dollars in thousands):

Date	Property Name	MSA	Property Type	Square Footage	Sales Price	Gain
January 26, 2022	Hamilton Crossing Centre	Indianapolis	Redevelopment	—	$6,900	$3,168
As of March 31, 2023, the Company had entered into a contract to sell Kingwood Commons, a 158,172 square foot multi-tenant retail property located in the Houston MSA. This property qualified for held for sale accounting treatment upon meeting all applicable GAAP criteria during the quarter ended March 31, 2023, at which time depreciation and amortization were ceased. In addition, the assets and liabilities associated with this property are separately classified as held for sale in the accompanying consolidated balance sheet as of March 31, 2023. No properties qualified for held for sale accounting treatment as of December 31, 2022.
The following table presents the assets and liabilities associated with the investment property, Kingwood Commons, classified as held for sale as of March 31, 2023 (in thousands):

March 31, 2023
Assets
Investment properties, at cost	$34,856
Less: accumulated depreciation	(12,367)
Net investment properties	22,489

Tenant and other receivables	123
Deferred costs, net	104
Prepaid and other assets	11
Assets associated with investment property held for sale	$22,727

Liabilities
Accounts payable and accrued expenses	$277
Deferred revenue and other liabilities	662
Liabilities associated with investment property held for sale	$939

NOTE 5. DEFERRED COSTS AND INTANGIBLES, NET
Deferred costs consist primarily of acquired lease intangible assets, broker fees and capitalized internal commissions incurred in connection with lease originations. Deferred leasing costs, lease intangibles and similar costs are amortized on a straight-line basis over the terms of the related leases. As of March 31, 2023 and December 31, 2022, deferred costs consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Acquired lease intangible assets	$491,585	$522,152
Deferred leasing costs and other	68,336	66,842
	559,921	588,994
Less: accumulated amortization	(178,278)	(179,166)
	$381,643	$409,828
Less: deferred costs associated with investment property held for sale	(104)	—
Total	$381,539	$409,828
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

	Three Months Ended March 31,
	2023	2022
Amortization of deferred leasing costs, lease intangibles and other	$28,481	$42,829
Amortization of above-market lease intangibles	$3,183	$3,275
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
As of March 31, 2023 and December 31, 2022, deferred revenue, intangibles, net and other liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Unamortized in-place lease liabilities	$182,903	$188,815
Retainages payable and other	13,671	12,110
Tenant rents received in advance	30,876	29,947
Lease liabilities	67,972	67,167
	$295,422	$298,039
Less: deferred revenue associated with investment property held for sale	(662)	—
Total	$294,760	$298,039
The amortization of below-market lease intangibles is included as a component of “Rental income” in the accompanying consolidated statements of operations and comprehensive income and totaled $5.9 million and $3.9 million for the three months ended March 31, 2023 and 2022, respectively.

NOTE 7. MORTGAGE AND OTHER INDEBTEDNESS
The following table summarizes the Company’s indebtedness as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Mortgages payable	$71,285	$233,621
Senior unsecured notes	1,924,635	1,924,635
Unsecured term loans	820,000	820,000
Unsecured revolving line of credit	125,000	—
	2,940,920	2,978,256
Unamortized discounts and premiums, net	43,145	44,362
Unamortized debt issuance costs, net	(11,498)	(12,319)
Total mortgage and other indebtedness, net	$2,972,567	$3,010,299
Consolidated indebtedness, including weighted average interest rates and weighted average maturities as of March 31, 2023, considering the impact of interest rate swaps, is summarized below (dollars in thousands):

	Amount Outstanding	Ratio	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate debt(1)	$2,632,807	90%	3.97%	4.3
Variable rate debt(2)	308,113	10%	7.53%	3.3
Debt discounts, premiums and issuance costs, net	31,647	N/A	N/A	N/A
Total	$2,972,567	100%	4.34%	4.2
(1)Fixed rate debt includes the portion of variable rate debt that has been hedged by interest rate swaps. As of March 31, 2023, $820.0 million in variable rate debt is hedged to a fixed rate for a weighted average of 2.4 years.
(2)Variable rate debt includes the portion of fixed rate debt that has been hedged by interest rate swaps. As of March 31, 2023, $155.0 million in fixed rate debt is hedged to a floating rate for a weighted average of 2.4 years.
Mortgages Payable
The following table summarizes the Company’s mortgages payable (dollars in thousands):

	March 31, 2023			December 31, 2022
	Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity	Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate mortgages payable(1)	$43,172	4.48%	5.9	$205,328	3.98%	1.4
Variable rate mortgage payable(2)	28,113	6.52%	0.3	28,293	5.96%	0.6
Total mortgages payable	$71,285			$233,621
(1)The fixed rate mortgages had interest rates ranging from 3.75% to 5.73% as of March 31, 2023 and December 31, 2022.
(2)The interest rate on the variable rate mortgage is based on Bloomberg Short Term Bank Yield Index (“BSBY”) plus 160 basis points. The one-month BSBY rate was 4.92% and 4.36% as of March 31, 2023 and December 31, 2022, respectively.
Mortgages payable are secured by certain real estate and, in some cases, by guarantees from the Operating Partnership, are generally due in monthly installments of principal and interest and mature over various terms through 2032. During the three months ended March 31, 2023, we repaid mortgages payable totaling $161.5 million that had a weighted average fixed interest rate of 3.85% and made scheduled principal payments of $0.8 million related to amortizing loans.

Unsecured Notes
The following table summarizes the Company’s senior unsecured notes and exchangeable senior notes (dollars in thousands):

		March 31, 2023		December 31, 2022
	Maturity Date	Balance	Interest Rate	Balance	Interest Rate
Senior notes – 4.23% due 2023	September 10, 2023	$95,000	4.23%	$95,000	4.23%
Senior notes – 4.58% due 2024	June 30, 2024	149,635	4.58%	149,635	4.58%
Senior notes – 4.00% due 2025	March 15, 2025	350,000	4.00%	350,000	4.00%
Senior notes – LIBOR + 3.65% due 2025(1)	September 10, 2025	80,000	8.84%	80,000	8.41%
Senior notes – 4.08% due 2026	September 30, 2026	100,000	4.08%	100,000	4.08%
Senior notes – 4.00% due 2026	October 1, 2026	300,000	4.00%	300,000	4.00%
Senior exchangeable notes – 0.75% due 2027	April 1, 2027	175,000	0.75%	175,000	0.75%
Senior notes – LIBOR + 3.75% due 2027(2)	September 10, 2027	75,000	8.94%	75,000	8.51%
Senior notes – 4.24% due 2028	December 28, 2028	100,000	4.24%	100,000	4.24%
Senior notes – 4.82% due 2029	June 28, 2029	100,000	4.82%	100,000	4.82%
Senior notes – 4.75% due 2030	September 15, 2030	400,000	4.75%	400,000	4.75%
Total senior unsecured notes		$1,924,635		$1,924,635
(1)$80,000 of 4.47% senior unsecured notes has been swapped to a variable rate of three-month LIBOR plus 3.65% through September 10, 2025.
(2)$75,000 of 4.57% senior unsecured notes has been swapped to a variable rate of three-month LIBOR plus 3.75% through September 10, 2025.
Unsecured Term Loans and Revolving Line of Credit
The following table summarizes the Company’s term loans and revolving line of credit (dollars in thousands):

		March 31, 2023		December 31, 2022
	Maturity Date	Balance	Interest Rate	Balance	Interest Rate
Unsecured term loan due 2024 – fixed rate(1)	July 17, 2024	$120,000	2.68%	$120,000	2.68%
Unsecured term loan due 2025 – fixed rate(2)	October 24, 2025	250,000	5.09%	250,000	5.09%
Unsecured term loan due 2026 – fixed rate(3)	July 17, 2026	150,000	2.73%	150,000	2.73%
Unsecured term loan due 2029 – fixed rate(4)	July 29, 2029	300,000	4.05%	300,000	4.05%
Total unsecured term loans		$820,000		$820,000

Unsecured credit facility revolving line of credit – variable rate(5)	January 8, 2026	$125,000	6.07%	$—	5.56%
(1)$120,000 of Secured Overnight Financing Rate (“SOFR”)-based variable rate debt has been swapped to a fixed rate of 1.58% plus a credit spread based on a ratings grid ranging from 0.80% to 1.65% through July 17, 2024. The applicable credit spread was 1.10% as of March 31, 2023 and December 31, 2022.
(2)$250,000 of SOFR-based variable rate debt has been swapped to a fixed rate of 5.09% through October 24, 2025. The maturity date of the term loan may be extended for up to three additional periods of one year each at the Operating Partnership’s option, subject to certain conditions.
(3)$150,000 of SOFR-based variable rate debt has been swapped to a fixed rate of 1.68% plus a credit spread based on a ratings grid ranging from 0.75% to 1.60% through July 17, 2026. The applicable credit spread was 1.05% as of March 31, 2023 and December 31, 2022.
(4)$300,000 of SOFR-based variable rate debt has been swapped to a fixed rate of 2.70% plus a credit spread based on a ratings grid ranging from 1.15% to 2.20% through November 22, 2023. The applicable credit spread was 1.35% as of March 31, 2023 and December 31, 2022.
(5)The revolving line of credit has two six-month extension options that the Company can exercise, at its election, subject to (i) customary representations and warranties, including, but not limited to, the absence of an event of default as defined in the unsecured credit agreement and (ii) payment of an extension fee equal to 0.075% of the revolving line of credit capacity.

Unsecured Revolving Credit Facility
In July 2022, the Operating Partnership, as borrower, and the Company entered into the Second Amendment (the “Second Amendment”) to the Sixth Amended and Restated Credit Agreement, dated as of July 8, 2021 (as amended, the “Credit Agreement”) with a syndicate of financial institutions to provide for an unsecured revolving credit facility aggregating $1.1 billion (the “Revolving Facility”) and a seven-year $300.0 million unsecured term loan (the “$300M Term Loan”). Under the Second Amendment, the Operating Partnership has the option, subject to certain customary conditions, to increase the Revolving Facility and/or incur additional term loans in an aggregate amount for all such increases and additional loans of up to $600.0 million, for a total facility amount of up to $2.0 billion. The Revolving Facility has a scheduled maturity date of January 8, 2026, which maturity date may be extended for up to two additional periods of six months at the Operating Partnership’s option, subject to certain conditions.
Borrowings under the Revolving Facility bear interest at a rate per annum equal to SOFR plus a margin based on the Operating Partnership’s leverage ratio or credit rating, respectively, plus a facility fee based on the Operating Partnership’s leverage ratio or credit rating, respectively. The SOFR rate is also subject to an additional 0.10% spread adjustment as specified in the Second Amendment. The Revolving Facility is currently priced on the leverage-based pricing grid. In accordance with the Credit Agreement, the credit spread set forth in the leverage grid resets quarterly based on the Company’s leverage, as calculated at the previous quarter end. The Company may irrevocably elect to convert to the ratings-based pricing grid at any time. As of March 31, 2023, making such an election would have resulted in a lower interest rate; however, the Company had not made the election to convert to the ratings-based pricing grid. The Credit Agreement includes a sustainability metric based on targeted greenhouse gas emission reductions, which results in a reduction of the otherwise applicable interest rate margin by one basis point upon achievement of targets set forth therein.
The following table summarizes the key terms of the Revolving Facility as of March 31, 2023 (dollars in thousands):

				Leverage-Based Pricing		Investment Grade Pricing
Credit Agreement	Maturity Date	Extension Option	Extension Fee	Credit Spread	Facility Fee	Credit Spread	Facility Fee	SOFR Adjustment
$1,100,000 unsecured revolving line of credit	1/8/2026	2 six-month	0.075%	1.05%–1.50%	0.15%–0.30%	0.725%–1.40%	0.125%–0.30%	0.10%
The Operating Partnership’s ability to borrow under the Credit Agreement is subject to ongoing compliance by the Operating Partnership and its subsidiaries with various restrictive covenants, including with respect to liens, transactions with affiliates, dividends, mergers and asset sales. In addition, the Credit Agreement requires that the Operating Partnership satisfy certain financial covenants, including (i) a maximum leverage ratio; (ii) a minimum fixed charge coverage ratio; (iii) a maximum secured indebtedness ratio; (iv) a maximum unsecured leverage ratio; and (v) a minimum unencumbered interest coverage ratio. As of March 31, 2023, we were in compliance with all such covenants.
As of March 31, 2023, we had letters of credit outstanding totaling $0.3 million, against which no amounts were advanced as of March 31, 2023.
Unsecured Term Loans
As of March 31, 2023, the Operating Partnership has the following unsecured term loans: (i) a $120.0 million unsecured term loan due July 2024 (the “$120M Term Loan”), (ii) a $250.0 million unsecured term loan due October 2025 (the “$250M Term Loan”), (iii) a $150.0 million unsecured term loan due July 2026 (the “$150M Term Loan”), and (iv) the $300M Term Loan that matures in July 2029, each of which bears interest at a rate of SOFR plus a credit spread. The $120M Term Loan, $150M Term Loan and $300M Term Loan are each priced on a ratings-based pricing grid while the $250M Term Loan is priced on a leverage-based pricing grid. The agreements related to the $150M Term Loan and $300M Term Loan include a sustainability metric based on targeted greenhouse gas emission reductions, which results in a reduction of the otherwise applicable interest rate margin by one basis point upon achievement of targets set forth in each agreement.

The following table summarizes the key terms of the unsecured term loans as of March 31, 2023 (dollars in thousands):

Unsecured Term Loans	Maturity Date	Leverage-Based Pricing Credit Spread	Investment Grade Pricing Credit Spread	SOFR Adjustment
$120,000 unsecured term loan due 2024	7/17/2024	1.20% – 1.70%	0.80% – 1.65%	0.10%
$250,000 unsecured term loan due 2025	10/24/2025(1)	2.00% – 2.55%	2.00% – 2.50%	0.10%
$150,000 unsecured term loan due 2026	7/17/2026	1.20% – 1.70%	0.75% – 1.60%	0.10%
$300,000 unsecured term loan due 2029	7/29/2029	N/A	1.15% – 2.20%	0.10%
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
The unsecured term loan agreements contain representations, financial and other affirmative and negative covenants and events of default that are substantially similar to those contained in the Credit Agreement. The unsecured term loan agreements all rank pari passu with the Operating Partnership’s Revolving Facility and other unsecured indebtedness of the Operating Partnership.
Debt Issuance Costs
Debt issuance costs are amortized over the terms of the respective loan agreements. The following amounts of amortization of debt issuance costs are included as a component of “Interest expense” in the accompanying consolidated statements of operations and comprehensive income (in thousands):

	Three Months Ended March 31,
	2023	2022
Amortization of debt issuance costs	$888	$650
Fair Value of Fixed and Variable Rate Debt
As of March 31, 2023, the estimated fair value of fixed rate debt was $1.8 billion compared to the book value of $2.0 billion. The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments, which ranged from 5.97% to 7.81%. As of March 31, 2023, the estimated fair value of variable rate debt was $947.8 million compared to the book value of $973.1 million. The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments, which ranged from 5.85% to 6.80%.
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

The following table summarizes the terms and fair values of the Company’s derivative financial instruments that were designated and qualified as part of a hedging relationship as of March 31, 2023 and December 31, 2022 (dollars in thousands):

							Fair Value Assets (Liabilities)(1)
Type of Hedge	Number of Instruments	Aggregate Notional	Reference Rate	Interest Rate	Effective Date	Maturity Date	March 31, 2023	December 31, 2022
Cash Flow	Four	$250,000	SOFR	2.99%	12/1/2022	10/24/2025	$4,831	$7,134
Cash Flow	Two	100,000	SOFR	2.66%	8/1/2022	8/1/2025	2,655	3,616
Cash Flow	Two	200,000	SOFR	2.72%	8/3/2022	11/22/2023	2,625	3,663
Cash Flow	Three	120,000	SOFR	1.58%	8/15/2022	7/17/2024	4,315	5,461
Cash Flow	Three	150,000	SOFR	1.68%	8/15/2022	7/17/2026	8,743	10,896
		$820,000					$23,169	$30,770

Fair Value(2)	Two	$155,000	LIBOR	LIBOR + 3.70%	4/23/2021	9/10/2025	$(12,045)	$(14,177)

Forward-Starting Cash Flow	Two	$200,000	SOFR	2.37%	11/22/2023	8/1/2025	$3,528	$4,370
(1)Derivatives in an asset position are included within “Prepaid and other assets” and derivatives in a liability position are included within “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.
(2)The derivative agreements swap a blended fixed rate of 4.52% for a blended floating rate of LIBOR plus 3.70%.
In October 2022, we terminated two forward-starting interest rate swaps with notional amounts totaling $150.0 million and a maturity date of June 1, 2032 and received $30.9 million upon termination. This settlement is included as a component of “Accumulated other comprehensive income” in the accompanying consolidated balance sheets and is being reclassified to earnings over time as the hedged items are recognized in earnings. During the three months ended March 31, 2023, we accelerated the reclassification of $1.5 million in accumulated other comprehensive income as a reduction to interest expense as a result of a portion of the hedged forecasted transaction becoming probable not to occur. We currently expect that the debt issuance will occur during 2023.
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
We determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, although the credit valuation adjustments associated with our derivatives use Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. As of March 31, 2023 and December 31, 2022, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we determined our derivative valuations were classified within Level 2 of the fair value hierarchy.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings. Approximately $4.2 million was reclassified as an increase to earnings during the three months ended March 31, 2023 and approximately $4.1 million was reclassified as a decrease to earnings during the three months ended March 31, 2022. As interest payments on our derivatives are made over the next 12 months, we estimate the decrease to interest expense to be approximately $25.1 million, assuming the current SOFR and LIBOR curves.
Unrealized gains and losses on our interest rate derivative agreements are the only components of the change in accumulated other comprehensive income.

NOTE 9. SHAREHOLDERS’ EQUITY
Distributions
Our Board of Trustees declared a cash distribution of $0.24 per common share and Common Unit for the first quarter of 2023. This distribution was paid on April 14, 2023 to common shareholders and Common Unit holders of record as of April 7, 2023.
For the three months ended March 31, 2022, we declared a cash distribution of $0.20 per common share and Common Unit.
At-The-Market Offering Program
In February 2021, the Company and the Operating Partnership entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with each of BofA Securities, Inc., Citigroup Global Markets Inc., KeyBanc Capital Markets Inc. and Raymond James & Associates, Inc., pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $150.0 million of its common shares of beneficial interest, $0.01 par value per share, under an at-the-market offering program (the “ATM Program”). In November 2021, the Company and the Operating Partnership amended the Equity Distribution Agreement to reflect their filing of a shelf registration statement on November 16, 2021 with the SEC. The Operating Partnership intends to use the net proceeds, if any, to repay borrowings under its Revolving Facility and other indebtedness and for working capital and other general corporate purposes. The Operating Partnership may also use the net proceeds for acquisitions of operating properties and the development or redevelopment of properties, although there are currently no understandings, commitments or agreements to do so. As of March 31, 2023, the Company has not sold any common shares under the ATM Program.
Share Repurchase Program
The Company has an existing share repurchase program under which it may repurchase, from time to time, up to a maximum of $300.0 million of its common shares (the “Share Repurchase Program”). The Company intends to fund any future repurchases under the Share Repurchase Program with cash on hand or availability under the Revolving Facility, subject to any applicable restrictions. The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will depend upon prevailing market conditions, regulatory requirements and other factors. In February 2023, the Company extended the Share Repurchase Program for an additional year so it will now terminate on February 28, 2024, if not terminated or extended prior to that date. As of March 31, 2023, the Company has not repurchased any shares under the Share Repurchase Program.
NOTE 10. EARNINGS PER SHARE OR UNIT
Basic earnings per share or unit is calculated based on the weighted average number of common shares or units outstanding during the period. Diluted earnings per share or unit is calculated based on the weighted average number of common shares or units outstanding during the period combined with the incremental average common shares or units that would have been outstanding assuming the conversion of all potentially dilutive common shares or units into common shares or units as of the earliest date possible.
Potentially dilutive securities include (i) outstanding options to acquire common shares; (ii) Limited Partner Units, which may be exchanged for either cash or common shares at the Parent Company’s option and under certain circumstances; (iii) appreciation-only Long-Term Incentive Plan (“AO LTIP”) units; and (iv) deferred common share units, which may be credited to the personal accounts of non-employee trustees in lieu of compensation paid in cash or the issuance of common shares to such trustees. Limited Partner Units have been omitted from the Parent Company’s denominator for the purpose of computing diluted earnings per share since the effect of including those amounts in the denominator would have no dilutive impact. Weighted average Limited Partner Units outstanding were 3.0 million and 2.4 million for the three months ended March 31, 2023 and 2022, respectively.
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
In 2017, we provided a repayment guaranty on a $33.8 million construction loan associated with the development of the Embassy Suites at the University of Notre Dame, consistent with our 35% ownership interest. Our portion of the repayment guaranty is limited to $5.9 million and the guaranty’s term is through July 1, 2024, the maturity date of the construction loan. As of March 31, 2023, the outstanding loan balance was $33.3 million, of which our share was $11.7 million. The loan is secured by the hotel.
In 2021, we provided repayment and completion guaranties on loans totaling $66.2 million associated with the development of The Corner mixed-use project in the Indianapolis MSA. As of March 31, 2023, the outstanding balance of the loans was $37.2 million, of which our share was $18.6 million.
As of March 31, 2023, we had outstanding letters of credit totaling $0.3 million with no amounts advanced against these instruments.
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
NOTE 12. SUBSEQUENT EVENTS
Subsequent to March 31, 2023, we originated a 10-year $95.1 million mortgage payable at a fixed interest rate of 5.36% secured by the multifamily rental portion of the expansion project at One Loudoun Downtown – Pads G & H.

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
Risks, uncertainties and other factors that might cause such differences, some of which could be material, include but are not limited to:
•national and local economic, business, banking, real estate and other market conditions, particularly in connection with low or negative growth in the U.S. economy as well as economic uncertainty (including a potential economic slowdown or recession, rising interest rates, inflation, unemployment, or limited growth in consumer income or spending);
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
•other factors affecting the real estate industry generally; and
•other risks identified in this Quarterly Report on Form 10-Q and, from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”) or in other documents that we publicly disseminate, including, in particular, the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
We undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
Our Business and Properties
Kite Realty Group Trust is a publicly held REIT that, through its majority-owned subsidiary, Kite Realty Group, L.P., owns interests in various operating subsidiaries and joint ventures engaged in the ownership, operation, acquisition, development, and redevelopment of high-quality, open-air shopping centers and mixed-use assets that are primarily grocery-anchored and located in high-growth Sun Belt and select strategic gateway markets in the United States. We derive our revenue primarily from the collection of contractual rents and reimbursement payments from tenants under existing lease agreements at each of our properties. Therefore, our operating results depend materially on, among other things, the ability of our tenants to make required lease payments, the health and resilience of the U.S. retail sector, interest rate volatility, stability in the banking sector, job growth, the real estate market and overall economic conditions.
As of March 31, 2023, we owned interests in 181 operating retail properties totaling approximately 28.5 million square feet, excluding one operating retail property classified as held for sale, and one office property with 0.3 million square feet. Of the 181 operating retail properties, 11 contain an office component. We also owned three development projects under construction as of this date.
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
Historically, economic indicators such as GDP growth, consumer confidence and employment have been correlated with demand for certain of our tenants’ products and services. If an economic recession returns, it could increase the number of our tenants that are unable to meet their lease obligations to us and could limit the demand for space in our properties from new tenants.

Operating Activity
During the first quarter of 2023, we executed new and renewal leases on 144 individual spaces totaling 831,231 square feet (13.0% cash leasing spread on 94 comparable leases). New leases were signed on 44 individual spaces for 225,651 square feet of gross leasable area (“GLA”) (38.0% cash leasing spread on 17 comparable leases), while renewal leases were signed on 100 individual spaces for 605,580 square feet of GLA (10.0% cash leasing spread on 77 comparable leases). Excluding option renewals, the blended cash spreads for comparable new and non-option renewal leases were 21.1%. Comparable new and renewal leases are defined as those for which the space was occupied by a tenant within the last 12 months.
Results of Operations
The comparability of results of operations for the three months ended March 31, 2023 and 2022 is affected by our development, redevelopment, and operating property acquisition and disposition activities during these periods. Therefore, we believe it is most useful to review the comparisons of our results of operations for these periods in conjunction with the discussion of our activities during those periods, which is set forth below.
Acquisitions
The following operating properties were acquired at various times during the period from January 1, 2022 through March 31, 2023:

Property Name	Metropolitan Statistical Area (MSA)	Acquisition Date	GLA
Pebble Marketplace	Las Vegas, NV	February 16, 2022	85,796
MacArthur Crossing two-tenant building	Dallas, TX	April 13, 2022	56,077
Palms Plaza	Miami, FL	July 15, 2022	68,976
Dispositions
The following operating properties were sold during the period from January 1, 2022 through March 31, 2023:

Property Name	MSA	Disposition Date	GLA
Plaza Del Lago(1)	Chicago, IL	June 16, 2022	100,016
Lincoln Plaza – Lowe’s(2)	Worcester, MA	October 27, 2022	—
(1)Plaza Del Lago also contains 8,800 square feet of residential space comprised of 18 multifamily rental units.
(2)We sold the ground lease interest in one tenant at an existing multi-tenant operating retail property. The total number of properties in our portfolio was not affected by this transaction.
Development and Redevelopment Projects
The following properties were under active development or redevelopment at various times during the period from January 1, 2022 through March 31, 2023 and removed from our operating portfolio:

Project Name	MSA	Transition to Development or Redevelopment(1)	Transition to Operating Portfolio	GLA
Hamilton Crossing Centre(2)(3)	Indianapolis, IN	June 2014	Pending	92,283
The Corner(2)	Indianapolis, IN	December 2015	Pending	24,000
Eddy Street Commons – Phase III	South Bend, IN	September 2020	March 2022	18,600
The Landing at Tradition – Phase II	Port St. Lucie, FL	September 2021	Pending	39,900
Carillon MOB	Washington, D.C.	October 2021	Pending	126,000
Circle East	Baltimore, MD	October 2021	September 2022	82,000
One Loudoun Downtown – Residential and Pads G&H Commercial	Washington, D.C.	October 2021	Residential: June 2022 Commercial: December 2022	67,000
Shoppes at Quarterfield	Baltimore, MD	October 2021	June 2022	58,000
Edwards Multiplex – Ontario	Los Angeles, CA	March 2023	Pending	124,614

(1)Transition date represents the date the property was transferred from our operating portfolio into redevelopment status. For legacy Retail Properties of America, Inc. (“RPAI”) projects, the transition date represents the later of the date of the closing of the merger (October 2021) and the date the project was transferred into redevelopment status.
(2)This property has been identified as a redevelopment property and is not included in the operating portfolio or the same property pool. The redevelopment projects at Hamilton Crossing Centre and The Corner will include the creation of a mixed-used development.
(3)A portion of the Hamilton Crossing Centre redevelopment was sold in January 2022.
Comparison of Operating Results for the Three Months Ended March 31, 2023 to the Three Months Ended March 31, 2022
The following table reflects changes in the components of our consolidated statements of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Revenue:
Rental income	$203,063	$190,892	$12,171
Other property-related revenue	1,916	1,190	726
Fee income	1,771	2,309	(538)
Total revenue	206,750	194,391	12,359

Expenses:
Property operating	27,314	25,928	1,386
Real estate taxes	27,183	26,859	324
General, administrative and other	13,384	13,309	75
Merger and acquisition costs	—	925	(925)
Depreciation and amortization	108,071	121,504	(13,433)
Total expenses	175,952	188,525	(12,573)

Gain on sales of operating properties, net	—	3,168	(3,168)

Operating income	30,798	9,034	21,764
Other (expense) income:
Interest expense	(25,425)	(25,514)	89
Income tax benefit of taxable REIT subsidiary	29	71	(42)
Equity in loss of unconsolidated subsidiaries	(244)	(314)	70
Other income (expense), net	403	(103)	506
Net income (loss)	5,561	(16,826)	22,387
Net (income) loss attributable to noncontrolling interests	(170)	22	(192)
Net income (loss) attributable to common shareholders	$5,391	$(16,804)	$22,195

Property operating expense to total revenue ratio	13.2%	13.3%
Rental income (including tenant reimbursements) increased $12.2 million, or 6.4%, due to the following (in thousands):

Net change three months ended March 31, 2022 to 2023
Properties or components of properties sold or held for sale during 2022 and/or 2023	$(960)
Properties under redevelopment or acquired during 2022 and/or 2023	4,163
Properties fully operational during 2022 and 2023 and other	8,968
Total	$12,171
The net increase of $9.0 million in rental income for properties that were fully operational during 2022 and 2023 is primarily due to increases in the following: (i) base minimum rent of $6.3 million, (ii) tenant reimbursements of $2.9 million due to higher recoverable common area maintenance expenses and real estate taxes, and (iii) overage rent of $1.0 million due to improved tenant performance. These variances were partially offset by an increase in bad debt expense of $1.2 million and lower lease termination fees of $0.3 million. The occupancy of the fully operational properties increased from 90.4% for 2022 to 92.3% for 2023.

Other property-related revenue primarily consists of parking revenues, gains on the sale of land and other miscellaneous activity. This revenue increased by $0.7 million primarily as a result of insurance recovery proceeds of $0.3 million received during the three months ended March 31, 2023 and an increase in ancillary income.
We recorded fee income of $1.8 million and $2.3 million during the three months ended March 31, 2023 and 2022, respectively, from property management and development services provided to third parties and unconsolidated joint ventures. The decrease in fee income is primarily related to a decrease in development fees earned related to the development of a corporate campus for Republic Airways at Hamilton Crossing Centre.
Property operating expenses increased $1.4 million, or 5.3%, due to the following (in thousands):

Net change three months ended March 31, 2022 to 2023
Properties or components of properties sold or held for sale during 2022 and/or 2023	$(53)
Properties under redevelopment or acquired during 2022 and/or 2023	400
Properties fully operational during 2022 and 2023 and other	1,039
Total	$1,386
The net increase of $1.0 million in property operating expenses for properties that were fully operational during 2022 and 2023 is primarily due to increases of $0.5 million in insurance expense and landscaping and a $0.2 million increase in utilities, partially offset by a $0.3 million decrease in repairs and maintenance. As a percentage of revenue, property operating expenses decreased from 13.3% to 13.2% due to an increase in revenue in 2023.
Real estate taxes increased $0.3 million, or 1.2%, due to the following (in thousands):

Net change three months ended March 31, 2022 to 2023
Properties or components of properties sold or held for sale during 2022 and/or 2023	$(443)
Properties under redevelopment or acquired during 2022 and/or 2023	190
Properties fully operational during 2022 and 2023 and other	577
Total	$324
The net increase of $0.6 million in real estate taxes for properties that were fully operational during 2022 and 2023 is primarily due to lower real estate tax refunds received in 2023, partially offset by a decrease in real estate tax assessments at certain properties in the portfolio in 2023. The majority of real estate tax expense is recoverable from tenants and such recovery is reflected within rental income.
General, administrative and other expenses increased $0.1 million, or 0.6%. This increase is primarily due to higher compensation expense, offset by lower head count than the comparative period.
The Company did not incur any significant merger and acquisition costs related to the merger with RPAI during the three months ended March 31, 2023. The Company incurred $0.9 million of merger and acquisition costs during the three months ended March 31, 2022, primarily consisting of professional fees and technology costs.
Depreciation and amortization expense decreased $13.4 million, or 11.1%, due to the following (in thousands):

Net change three months ended March 31, 2022 to 2023
Properties or components of properties sold or held for sale during 2022 and/or 2023	$(586)
Properties under redevelopment or acquired during 2022 and/or 2023	(1,271)
Properties fully operational during 2022 and 2023 and other	(11,576)
Total	$(13,433)
The net decrease of $11.6 million in depreciation and amortization at properties that were fully operational during 2022 and 2023 is primarily due to certain assets with shorter useful lives that became fully depreciated during 2022.

Interest expense decreased $0.1 million, or 0.3%, primarily due to favorable interest rate swaps, partially offset by higher interest costs related to our variable rate debt, including borrowings on the Revolving Facility that were used to repay mortgages payable at maturity.
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
For the three months ended March 31, 2023, the same property pool excludes the following:
•properties acquired or placed in service during 2022 and 2023;
•the multifamily rental units and commercial portion at One Loudoun Downtown – Pads G & H;
•Shoppes at Quarterfield and Circle East, which were reclassified from active redevelopment into our operating portfolio in June 2022 and September 2022, respectively;
•three active development and redevelopment projects;
•Edwards Multiplex – Ontario, which was reclassified from our operating portfolio into redevelopment in March 2023;
•properties sold or classified as held for sale during 2022 and 2023; and
•office properties.

The following table presents Same Property NOI and a reconciliation to net income (loss) attributable to common shareholders for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Number of properties in same property pool for the period(1)	177	177

Leased percentage at period end	94.9%	93.8%
Economic occupancy percentage(2)	92.3%	90.4%

Same Property NOI	$139,009	$130,477	6.5%

Reconciliation of Same Property NOI to most directly comparable GAAP measure:
Net operating income – same properties	$139,009	$130,477
Net operating income – non-same activity(3)	11,473	8,818
Total property NOI	150,482	139,295	8.0%
Other income, net	1,959	1,963
General, administrative and other	(13,384)	(13,309)
Merger and acquisition costs	—	(925)
Depreciation and amortization	(108,071)	(121,504)
Interest expense	(25,425)	(25,514)
Gain on sales of operating properties, net	—	3,168
Net (income) loss attributable to noncontrolling interests	(170)	22
Net income (loss) attributable to common shareholders	$5,391	$(16,804)
(1)Same Property NOI excludes the following: (i) properties acquired or placed in service during 2022 and 2023; (ii) the multifamily rental units and commercial portion at One Loudoun Downtown – Pads G & H; (iii) Shoppes at Quarterfield and Circle East, which were reclassified from active redevelopment into our operating portfolio in June 2022 and September 2022, respectively; (iv) three active development and redevelopment projects; (v) Edwards Multiplex – Ontario, which was reclassified from our operating portfolio into redevelopment in March 2023; (vi) properties sold or classified as held for sale during 2022 and 2023; and (vii) office properties.
(2)Excludes leases that are signed but for which tenants have not yet commenced the payment of cash rent; calculated as a weighted average based on the timing of cash rent commencement and expiration during the period.
(3)Includes non-cash activity across the portfolio as well as NOI from properties not included in the same property pool, including properties sold during both periods.
Our Same Property NOI increased 6.5% for the three months ended March 31, 2023 compared to the same period of the prior year primarily due to higher base rent driven by an increase in occupancy and an increase in overage rent.
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
From time to time, the Company may report or provide guidance with respect to “FFO, as adjusted,” which removes the impact of certain non-recurring and non-operating transactions or other items the Company does not consider to be representative of its core operating results including, without limitation, (i) gains or losses associated with the early extinguishment of debt, (ii) gains or losses associated with litigation involving the Company that is not in the normal course of business, (iii) merger and acquisition costs, (iv) the impact on earnings from employee severance, (v) the excess of redemption value over carrying value of preferred stock redemption, and (vi) in 2022, the impact of prior period bad debt or the collection of accounts receivable previously written off (“prior period collection impact”) due to the recovery from the COVID-19 pandemic, which are not otherwise adjusted in the Company’s calculation of FFO.
Our calculations of FFO and reconciliation to net income and FFO, as adjusted, for the three months ended March 31, 2023 and 2022 (unaudited) are as follows (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$5,561	$(16,826)
Less: net income attributable to noncontrolling interests in properties	(104)	(144)
Less: gain on sales of operating properties, net	—	(3,168)
Add: depreciation and amortization of consolidated and unconsolidated entities, net of noncontrolling interests	108,309	121,847
FFO of the Operating Partnership(1)	113,766	101,709
Less: Limited Partners’ interests in FFO	(1,507)	(1,118)
FFO attributable to common shareholders(1)	$112,259	$100,591
FFO per share of the Operating Partnership – diluted	$0.51	$0.46

FFO of the Operating Partnership(1)	$113,766	$101,709
Add: merger and acquisition costs	—	925
Less: prior period collection impact	—	(1,096)
FFO, as adjusted, of the Operating Partnership	$113,766	$101,538
FFO, as adjusted, per share of the Operating Partnership – diluted	$0.51	$0.46
(1)“FFO of the Operating Partnership” measures 100% of the operating performance of the Operating Partnership’s real estate properties. “FFO attributable to common shareholders” reflects a reduction for the redeemable noncontrolling weighted average diluted interest in the Operating Partnership.
Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”)
We define EBITDA, a non-GAAP financial measure, as net income before interest expense, income tax expense of the taxable REIT subsidiary, and depreciation and amortization. For informational purposes, we also provide Adjusted EBITDA, which we define as EBITDA less (i) Adjusted EBITDA from unconsolidated entities, (ii) gains on sales of operating properties or impairment charges, (iii) merger and acquisition costs, (iv) other income and expense, (v) noncontrolling interest Adjusted EBITDA, and (vi) other non-recurring activity or items impacting comparability from period to period. Annualized Adjusted EBITDA is Adjusted EBITDA for the most recent quarter multiplied by four. Net Debt to Adjusted EBITDA is our share of net debt divided by Annualized Adjusted EBITDA. EBITDA, Adjusted EBITDA, Annualized Adjusted EBITDA and Net Debt to Adjusted EBITDA, as calculated by us, are not comparable to EBITDA and EBITDA-related measures reported by other REITs that do not define EBITDA and EBITDA-related measures exactly as we do. EBITDA, Adjusted EBITDA and Annualized Adjusted EBITDA do not represent cash generated from operating activities in accordance with GAAP and should not be considered alternatives to net income as an indicator of performance or as alternatives to cash flows from operating activities as an indicator of liquidity.
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
The following table presents a reconciliation of our EBITDA, Adjusted EBITDA and Annualized Adjusted EBITDA to net income (the most directly comparable GAAP measure) and a calculation of Net Debt to Adjusted EBITDA (in thousands):

Three Months Ended March 31, 2023
Net income	$5,561
Depreciation and amortization	108,071
Interest expense	25,425
Income tax benefit of taxable REIT subsidiary	(29)
EBITDA	139,028
Unconsolidated Adjusted EBITDA	450
Other income and expense, net	(159)
Noncontrolling interests	(104)
Adjusted EBITDA	139,215

Annualized Adjusted EBITDA(1)	$556,860

Company share of Net Debt:
Mortgage and other indebtedness, net	$2,972,567
Plus: Company share of unconsolidated joint venture debt	44,243
Less: Partner share of consolidated joint venture debt(2)	(562)
Less: cash, cash equivalents, and restricted cash	(54,953)
Less: debt discounts, premiums and issuance costs, net	(31,647)
Company share of Net Debt	$2,929,648
Net Debt to Adjusted EBITDA	5.3x
(1)Represents Adjusted EBITDA for the three months ended March 31, 2023 (as shown in the table above) multiplied by four.
(2)Partner share of consolidated joint venture debt is calculated based upon the partner’s pro rata ownership of the joint venture, multiplied by the related secured debt balance.
Liquidity and Capital Resources
Overview
Our primary finance and capital strategy is to maintain a strong balance sheet with sufficient flexibility to fund our operating and investment activities in a cost-effective manner. We consider a number of factors when evaluating our level of indebtedness and making decisions regarding additional borrowings or equity offerings, including the interest or dividend rate, the maturity date and the Company’s debt maturity ladder, the impact of financial metrics such as overall Company leverage levels and coverage ratios, and the Company’s ability to generate cash flow to cover debt service. We will continue to monitor the capital markets and may consider raising additional capital through the issuance of our common or preferred shares, unsecured debt securities, or other securities.
As of March 31, 2023, we had approximately $43.7 million in cash on hand, $9.0 million in restricted cash and escrow deposits, $1.0 billion of remaining availability under the $1.1 billion unsecured revolving credit facility (the “Revolving Facility”), and $122.8 million of debt maturities for the remainder of 2023. We believe we will have adequate liquidity over the next 12 months and beyond to operate our business and meet our cash requirements.
We derive the majority of our revenue from tenants who lease space from us under existing lease agreements at each of our properties. Therefore, our ability to generate cash from operations is dependent upon the rents that we are able to charge and collect from our tenants. While we believe that the nature of the properties in which we typically invest—primarily neighborhood and community shopping centers—provides a relatively stable revenue flow, an economic downturn, instability in the banking sector, and/or the ongoing effects of COVID-19, among other events, could adversely affect the ability of some of our tenants to meet their lease obligations.

Our Principal Capital Resources
For a discussion of cash generated from operations, see “Cash Flows” beginning on page 37. In addition to cash generated from operations, our other principal capital resources are discussed below.
Over the last several years, we have made substantial progress in enhancing our liquidity position and reducing our leverage and borrowing costs. We continue to focus on a balanced approach to growth and staggering debt maturities in order to retain our financial flexibility.
As of March 31, 2023, we had approximately $1.0 billion available under the Revolving Facility for future borrowings. We also had $43.7 million in cash and cash equivalents as of March 31, 2023.
We were in compliance with all applicable financial covenants under the Revolving Facility, unsecured term loans and senior unsecured notes as of March 31, 2023.
In November 2021, the Company filed with the SEC a shelf registration statement on Form S-3, which is effective for a term of three years, relating to the offer and sale, from time to time, of an indeterminate amount of equity and debt securities. Equity securities may be offered and sold by the Parent Company, and the net proceeds of any such offerings would be contributed to the Operating Partnership in exchange for additional General Partner Units. Debt securities may be offered and sold by the Operating Partnership with the Operating Partnership receiving the proceeds. From time to time, we may issue securities under this shelf registration statement for general corporate purposes, which may include acquisitions of additional properties, repayment of outstanding indebtedness, capital expenditures, the expansion, redevelopment, and/or improvement of properties in our portfolio, working capital and other general purposes.
In February 2021, the Company and the Operating Partnership entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with each of BofA Securities, Inc., Citigroup Global Markets Inc., KeyBanc Capital Markets Inc. and Raymond James & Associates, Inc., pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $150.0 million of its common shares of beneficial interest, $0.01 par value per share under an at-the-market offering program (the “ATM Program”). In November 2021, the Company and the Operating Partnership amended the Equity Distribution Agreement to reflect their filing of a shelf registration statement on November 16, 2021 with the SEC. The Operating Partnership intends to use the net proceeds, if any, to repay borrowings under the Revolving Facility and other indebtedness and for working capital and other general corporate purposes. The Operating Partnership may also use the net proceeds for acquisitions of operating properties and the development or redevelopment of properties, although there are currently no understandings, commitments or agreements to do so. As of March 31, 2023, the Company has not sold any common shares under the ATM Program.
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
Our Principal Liquidity Needs
Short-Term Liquidity Needs
Near-Term Debt Maturities. As of March 31, 2023, we had $27.8 million of secured debt, excluding scheduled monthly principal payments, and $95.0 million of unsecured debt scheduled to mature prior to March 31, 2024. We believe we have sufficient liquidity to repay these obligations from cash on hand and borrowings on the Revolving Facility.
Other Short-Term Liquidity Needs. The requirements for qualifying as a REIT and for a tax deduction for some or all of the dividends paid to shareholders necessitate that we distribute at least 90% of our taxable income on an annual basis. Such requirements cause us to have substantial liquidity needs over both the short and long term. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our operating properties, scheduled interest and principal payments on our debt of approximately $90.0 million and $2.3 million, respectively, for the remainder of 2023, expected dividend payments to our common shareholders and Common Unit holders, and recurring capital expenditures.
In February 2023, our Board of Trustees declared a cash distribution of $0.24 per common share and Common Unit for the first quarter of 2023. This distribution was paid on April 14, 2023 to common shareholders and Common Unit holders of record as of April 7, 2023. Future distributions, if any, are at the discretion of the Board of Trustees, who will continue to evaluate our sources and uses of capital, liquidity position, operating fundamentals, maintenance of our REIT qualification and other factors they may deem relevant. We believe we have sufficient liquidity to pay any dividend from cash on hand and borrowings on the Revolving Facility.
Other short-term liquidity needs include expenditures for tenant improvements, external leasing commissions and recurring capital expenditures. During the three months ended March 31, 2023, we incurred $3.0 million for recurring capital expenditures on operating properties and $15.1 million for tenant improvements and external leasing commissions, which includes costs to re-lease anchor space at our operating properties related to tenants open and operating as of March 31, 2023 (excluding development and redevelopment properties). We currently anticipate incurring approximately $100 million of additional major tenant improvement costs related to leasing activity for space that is currently vacant at a number of our operating properties over the next 12 to 18 months. We believe we have the ability to fund these costs through cash flows from operations or borrowings on the Revolving Facility. In 2023, certain retailers have filed for Chapter 11 bankruptcy protection including Bed Bath & Beyond Inc., a tenant that, as of March 31, 2023, occupied 582,000 square feet across 22 locations in our portfolio and generates $7.8 million of annualized base rent. If leases were rejected in the bankruptcy process, the re-leasing costs may be significant depending on the number of closures.
During the three months ended March 31, 2023, we began redevelopment activities at Edwards Multiplex – Ontario and reclassified this property from our operating portfolio into redevelopment. As of March 31, 2023, we had development projects under construction at The Landing at Tradition – Phase II, the medical office building at Carillon, and The Corner (IN). Our share of total estimated costs for these three projects is $102.8 million, of which our share of the remaining expected funding requirement is estimated to be $70.9 million. As of March 31, 2023, we have incurred $33.0 million of these costs. We anticipate incurring the majority of the remaining costs for these projects over the next 24 months and believe we have the ability to fund these projects through cash flows from operations or borrowings on the Revolving Facility.
Share Repurchase Program
The Company has an existing share repurchase program under which it may repurchase, from time to time, up to a maximum of $300.0 million of its common shares (the “Share Repurchase Program”). The Company intends to fund any future repurchases under the Share Repurchase Program with cash on hand or availability under the Revolving Facility, subject to any applicable restrictions. The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will depend upon prevailing market conditions, regulatory requirements and other factors. In February 2023, the Company extended the Share Repurchase Program for an additional year so it will now terminate on February 28, 2024, if not terminated or extended prior to that date. As of March 31, 2023, the Company has not repurchased any shares under the Share Repurchase Program.
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
Commitments under Ground Leases. We are obligated under 12 ground leases for approximately 98 acres of land as of March 31, 2023. Most of these ground leases require fixed annual rent payments and the expiration dates of the remaining initial terms of these ground leases range from 2025 to 2092.

Capital Expenditures on Consolidated Properties
The following table summarizes cash capital expenditures for our development and redevelopment projects and other capital expenditures for the three months ended March 31, 2023 (in thousands):

Three Months Ended March 31, 2023
Active development and redevelopment projects	$9,022
Recurring operating capital expenditures (primarily tenant improvements) and other	30,099
Total	$39,121
We capitalize certain indirect costs such as interest, payroll, and other general and administrative costs related to these development activities. If we had experienced a 10% reduction in development and redevelopment activities, without a corresponding decrease in indirect project costs, we would have recorded additional expense of $0.1 million for the three months ended March 31, 2023.
Debt Maturities
The following table summarizes the scheduled maturities and principal amortization of the Company’s indebtedness as of March 31, 2023, presented on a calendar year basis (in thousands):

	Secured Debt
	Scheduled Principal Payments	Term Maturities	Unsecured Debt	Total
2023	$2,261	$27,813	$95,000	$125,074
2024	2,721	—	269,635	272,356
2025	2,848	—	680,000	682,848
2026	2,981	—	675,000	677,981
2027	3,120	—	375,000	378,120
Thereafter	27,061	2,480	775,000	804,541
	$40,992	$30,293	$2,869,635	$2,940,920
Debt discounts, premiums and issuance costs, net				31,647
Total				$2,972,567
Failure to comply with the obligations under our debt agreements, including payment obligations, could cause an event of default under such debt, which, among other things, could result in the loss of title to the assets securing the debt, acceleration of the payment of all principal and interest and/or termination of the agreements, or exposure to the risk of foreclosure. In addition, certain of our variable rate loans contain cross-default provisions whereby a violation by the Company of any financial covenant set forth in the Revolving Facility will constitute an “Event of Default” under the loans, which could allow the lenders to accelerate the amounts due under our debt agreements if we fail to satisfy these financial covenants. See “Item 1A. Risk Factors – Risks Related to Our Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022 for more information related to the risks associated with our indebtedness.
Impact of Changes in Credit Ratings on Our Liquidity
We have received investment grade corporate credit ratings from three nationally recognized credit rating agencies. These ratings did not change as of March 31, 2023.
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
Cash Flows
As of March 31, 2023, we had cash, cash equivalents and restricted cash of $52.7 million. We may be subject to concentrations of credit risk with regard to our cash and cash equivalents. We place our cash and short-term investments with highly rated financial institutions. While we attempt to limit our exposure at any point in time, occasionally such cash and investments may temporarily exceed the Federal Deposit Insurance Corporation (“FDIC”) and the Securities Investor Protection

Corporation (“SIPC”) insurance limits. We also maintain certain compensating balances in several financial institutions in support of borrowings from those institutions. Such compensating balances were not material to the accompanying consolidated balance sheets.
Comparison of the Three Months Ended March 31, 2023 to the Three Months Ended March 31, 2022
Our cash flow activities are summarized as follows (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Net cash provided by operating activities	$63,603	$49,583	$14,020
Net cash used in investing activities	(41,514)	(62,183)	20,669
Net cash used in financing activities	(91,364)	(5,573)	(85,791)
Decrease in cash, cash equivalents and restricted cash	(69,275)	(18,173)	(51,102)
Cash, cash equivalents and restricted cash, at beginning of period	121,970	100,363
Cash, cash equivalents and restricted cash, at end of period	$52,695	$82,190
Cash provided by operating activities was $63.6 million for the three months ended March 31, 2023 and $49.6 million for the same period of 2022. The cash flows were positively impacted from an increase in net operating income.
Cash used in investing activities was $41.5 million for the three months ended March 31, 2023 and $62.2 million for the same period of 2022. Highlights of significant cash sources and uses in investing activities are as follows:
•We acquired Pebble Marketplace and deposited funds for the acquisition of the two-tenant building adjacent to MacArthur Crossing for a total of $44.3 million during the three months ended March 31, 2022; and
•Capital expenditures increased by $15.4 million driven by the construction activity at our development projects and anchor leasing activity, partially offset by a change in construction payables of $2.6 million for the three months ended March 31, 2023.
Cash used in financing activities was $91.4 million for the three months ended March 31, 2023 and $5.6 million for the same period of 2022. Highlights of significant cash sources and uses in financing activities are as follows:
•We borrowed $162.0 million on the Revolving Facility and used the proceeds to repay $199.3 million of mortgage debt during the three months ended March 31, 2023 compared to borrowings of $80.0 million on the Revolving Facility, a portion of which were used to repay $42.2 million of mortgage debt during the three months ended March 31, 2022; and
•We made distributions to common shareholders and holders of common partnership interests in the Operating Partnership of $53.3 million during the three months ended March 31, 2023 compared to distributions of $42.2 million during the three months ended March 31, 2022.
Critical Accounting Estimates
We based the discussion and analysis of our financial condition and results of operations upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There were no changes made by management to the critical accounting policies in the three months ended March 31, 2023. We discuss the most critical estimates in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 21, 2023.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk Related to Fixed and Variable Rate Debt
As of March 31, 2023, we had $3.0 billion of outstanding consolidated indebtedness (inclusive of net unamortized debt discounts, premiums and issuance costs of $31.6 million). In addition, we were party to various consolidated interest rate hedge agreements totaling $975.0 million with maturities over various terms through 2026. Reflecting the effects of these hedge agreements, our fixed and variable rate debt would have been $2.6 billion (90%) and $308.1 million (10%), respectively, of our total consolidated indebtedness as of March 31, 2023.
As of March 31, 2023, we had $95.0 million of fixed rate debt scheduled to mature within the next 12 months. A 100-basis point change in interest rates on this debt as of March 31, 2023 would change our annual cash flow by $1.0 million. A 100-basis point change in interest rates on our unhedged variable rate debt as of March 31, 2023 would change our annual cash flow by $3.1 million. Based upon the terms of our variable rate debt, we are most vulnerable to a change in short-term Secured Overnight Financing Rate (“SOFR”) interest rates.
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
Changes in Internal Control Over Financial Reporting
There has been no change in the Parent Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There has been no change in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in response to Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 filed on February 21, 2023.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the three months ended March 31, 2023, certain of our employees surrendered shares owned by them to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under the Company’s 2013 Equity Incentive Plan, as amended and restated as of May 11, 2022. These shares were repurchased by the Company.
The following table summarizes all of these repurchases during the three months ended March 31, 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(1)
January 1, 2023 to January 31, 2023	1,505	$20.94	N/A	$300,000,000
February 1, 2023 to February 28, 2023	—	$—	N/A	$300,000,000
March 1, 2023 to March 31, 2023	32,242	$21.68	N/A	$300,000,000
Total	33,747	$21.65
(1)Represents amounts outstanding under the Company’s authorized Share Repurchase Program, which was announced in February 2021. In April 2022, the Company’s Board of Trustees increased the size of the program from $150.0 million to $300.0 million and in February 2023, extended the program for an additional year. The program may be suspended or terminated at any time by the Company and will terminate on February 28, 2024, if not terminated or extended prior to that date.
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

KITE REALTY GROUP TRUST

Date:	May 3, 2023	By:	/s/ JOHN A. KITE

John A. Kite
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	May 3, 2023	By:	/s/ HEATH R. FEAR

Heath R. Fear
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

KITE REALTY GROUP, L.P.
By: Kite Realty Group Trust, its sole general partner

Date:	May 3, 2023	By:	/s/ JOHN A. KITE

John A. Kite
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	May 3, 2023	By:	/s/ HEATH R. FEAR

Heath R. Fear
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)