Form 10-Q
period 2023-09-30
KITE REALTY GROUP TRUST; Kite Realty Group, L.P.
filed 2023-11-02
CIK 1286043, 1636315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
The number of Common Shares outstanding as of October 31, 2023 was 219,387,345 ($0.01 par value).

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2023 of Kite Realty Group Trust, Kite Realty Group, L.P. and its subsidiaries. Unless stated otherwise or the context otherwise requires, references to “Kite Realty Group Trust” or the “Parent Company” mean Kite Realty Group Trust, and references to the “Operating Partnership” mean Kite Realty Group, L.P. and its consolidated subsidiaries. The terms “Company,” “we,” “us,” and “our” refer to the Parent Company and the Operating Partnership, collectively, and those entities owned or controlled by the Parent Company and/or the Operating Partnership.
The Operating Partnership is engaged in the ownership, operation, acquisition, development and redevelopment of high-quality, open-air shopping centers and mixed-use assets in select markets in the United States, and the Parent Company conducts substantially all of its activities through the Operating Partnership and its wholly owned subsidiaries. The Parent Company is the sole general partner of the Operating Partnership and as of September 30, 2023 owned approximately 98.5% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 1.5% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) are owned by the limited partners.
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

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
KITE REALTY GROUP TRUST
Consolidated Balance Sheets
(Unaudited)
($ in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
Assets:
Investment properties, at cost	$7,708,408	$7,732,573
Less: accumulated depreciation	(1,311,064)	(1,161,148)
Net investment properties	6,397,344	6,571,425

Cash and cash equivalents	52,317	115,799
Tenant and other receivables, including accrued straight-line rent of $53,432 and $44,460, respectively	113,069	101,301
Restricted cash and escrow deposits	5,997	6,171
Deferred costs, net	324,649	409,828
Prepaid and other assets	134,615	127,044
Investments in unconsolidated subsidiaries	10,197	10,414
Assets associated with investment property held for sale	14,309	—
Total assets	$7,052,497	$7,341,982

Liabilities and Equity:
Liabilities:
Mortgage and other indebtedness, net	$2,868,828	$3,010,299
Accounts payable and accrued expenses	198,454	207,792
Deferred revenue and other liabilities	279,960	298,039
Liabilities associated with investment property held for sale	586	—
Total liabilities	3,347,828	3,516,130

Commitments and contingencies
Limited Partners’ interests in the Operating Partnership	67,000	53,967

Equity:
Common shares, $0.01 par value, 490,000,000 shares authorized, 219,387,345 and 219,185,658 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	2,194	2,192
Additional paid-in capital	4,891,105	4,897,736
Accumulated other comprehensive income	68,195	74,344
Accumulated deficit	(1,326,200)	(1,207,757)
Total shareholders’ equity	3,635,294	3,766,515
Noncontrolling interests	2,375	5,370
Total equity	3,637,669	3,771,885
Total liabilities and equity	$7,052,497	$7,341,982
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
($ in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Rental income	$203,990	$195,675	$612,889	$582,772
Other property-related revenue	2,172	3,013	5,971	7,932
Fee income	1,057	1,623	3,868	6,603
Total revenue	207,219	200,311	622,728	597,307

Expenses:
Property operating	27,644	25,507	82,190	77,558
Real estate taxes	26,453	25,703	80,333	80,445
General, administrative and other	13,917	14,859	41,800	41,977
Merger and acquisition costs	—	108	—	1,006
Depreciation and amortization	105,930	115,831	323,463	357,096
Impairment charges	477	—	477	—
Total expenses	174,421	182,008	528,263	558,082

(Loss) gain on sales of operating properties, net	(5,972)	—	22,468	27,126

Operating income	26,826	18,303	116,933	66,351
Other (expense) income:
Interest expense	(25,484)	(26,226)	(78,114)	(77,449)
Income tax (expense) benefit of taxable REIT subsidiary	(68)	—	(84)	259
Equity in (loss) earnings of unconsolidated subsidiaries	(47)	144	(173)	(56)
Other income (expense), net	950	58	1,657	(207)
Net income (loss)	2,177	(7,721)	40,219	(11,102)
Net income attributable to noncontrolling interests	(107)	(116)	(700)	(408)
Net income (loss) attributable to common shareholders	$2,070	$(7,837)	$39,519	$(11,510)

Net income (loss) per common share – basic and diluted	$0.01	$(0.04)	$0.18	$(0.05)

Weighted average common shares outstanding – basic	219,381,248	219,103,669	219,323,570	219,053,320
Weighted average common shares outstanding – diluted	219,976,080	219,103,669	219,809,543	219,053,320

Net income (loss)	$2,177	$(7,721)	$40,219	$(11,102)
Change in fair value of derivatives	(3,040)	33,131	(6,043)	89,628
Total comprehensive (loss) income	(863)	25,410	34,176	78,526
Comprehensive income attributable to noncontrolling interests	(195)	(511)	(806)	(1,441)
Comprehensive (loss) income attributable to the Company	$(1,058)	$24,899	$33,370	$77,085
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2022	219,185,658	$2,192	$4,897,736	$74,344	$(1,207,757)	$3,766,515
Stock compensation activity	140,240	1	2,134	—	—	2,135
Other comprehensive loss	—	—	—	(11,557)	—	(11,557)
Distributions to common shareholders	—	—	—	—	(52,659)	(52,659)
Net income attributable to common shareholders	—	—	—	—	5,391	5,391
Adjustment to redeemable noncontrolling interests	—	—	(3,821)	—	—	(3,821)
Balance at March 31, 2023	219,325,898	$2,193	$4,896,049	$62,787	$(1,255,025)	$3,706,004
Stock compensation activity	48,377	1	2,959	—	—	2,960
Other comprehensive income	—	—	—	8,536	—	8,536
Distributions to common shareholders	—	—	—	—	(52,650)	(52,650)
Net income attributable to common shareholders	—	—	—	—	32,058	32,058
Adjustment to redeemable noncontrolling interests	—	—	(4,101)	—	—	(4,101)
Balance at June 30, 2023	219,374,275	$2,194	$4,894,907	$71,323	$(1,275,617)	$3,692,807
Stock compensation activity	(91)	—	2,968	—	—	2,968
Other comprehensive loss	—	—	—	(3,128)	—	(3,128)
Distributions to common shareholders	—	—	—	—	(52,653)	(52,653)
Net income attributable to common shareholders	—	—	—	—	2,070	2,070
Exchange of redeemable noncontrolling interests for common shares	13,161	—	301	—	—	301
Adjustment to redeemable noncontrolling interests	—	—	(7,071)	—	—	(7,071)
Balance at September 30, 2023	219,387,345	$2,194	$4,891,105	$68,195	$(1,326,200)	$3,635,294

Balance at December 31, 2021	218,949,569	$2,189	$4,898,673	$(15,902)	$(962,913)	$3,922,047
Stock compensation activity	93,334	1	1,821	—	—	1,822
Other comprehensive income	—	—	—	38,713	—	38,713
Distributions to common shareholders	—	—	—	—	(41,600)	(41,600)
Net loss attributable to common shareholders	—	—	—	—	(16,804)	(16,804)
Adjustment to redeemable noncontrolling interests	—	—	(5,597)	—	—	(5,597)
Balance at March 31, 2022	219,042,903	$2,190	$4,894,897	$22,811	$(1,021,317)	$3,898,581
Stock compensation activity	58,095	1	2,850	—	—	2,851
Other comprehensive income	—	—	—	17,146	—	17,146
Distributions to common shareholders	—	—	—	—	(43,808)	(43,808)
Net income attributable to common shareholders	—	—	—	—	13,131	13,131
Adjustment to redeemable noncontrolling interests	—	—	3,239	—	—	3,239
Balance at June 30, 2022	219,100,998	$2,191	$4,900,986	$39,957	$(1,051,994)	$3,891,140
Stock compensation activity	(2,604)	—	2,881	—	—	2,881
Other comprehensive income	—	—	—	32,736	—	32,736
Distributions to common shareholders	—	—	—	—	(46,014)	(46,014)
Net loss attributable to common shareholders	—	—	—	—	(7,837)	(7,837)
Adjustment to redeemable noncontrolling interests	—	—	(94)	—	—	(94)
Balance at September 30, 2022	219,098,394	$2,191	$4,903,773	$72,693	$(1,105,845)	$3,872,812
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$40,219	$(11,102)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	326,148	359,265
Gain on sales of operating properties, net	(22,468)	(27,126)
Impairment charges	477	—
Straight-line rent	(9,723)	(12,653)
Compensation expense for equity awards	7,763	8,209
Amortization of debt fair value adjustments	(10,027)	(10,204)
Amortization of in-place lease liabilities	(9,228)	(3,143)
Changes in assets and liabilities:
Tenant receivables	(2,104)	(7,021)
Deferred costs and other assets	(26,727)	(15,691)
Accounts payable, accrued expenses, deferred revenue and other liabilities	(3,153)	(18,105)
Net cash provided by operating activities	291,177	262,429

Cash flows from investing activities:
Acquisitions of interests in properties	(78,273)	(100,142)
Capital expenditures	(98,694)	(106,536)
Net proceeds from sales of land	917	3,680
Net proceeds from sales of operating properties	123,944	65,408
Investment in short-term deposits	—	125,000
Small business loan repayments	341	513
Change in construction payables	(3,718)	(2,636)
Distribution from unconsolidated joint venture	—	1,144
Capital contribution to unconsolidated joint venture	—	(125)
Net cash used in investing activities	(55,483)	(13,694)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	64	20
Repurchases of common shares upon the vesting of restricted shares	(767)	(1,144)
Debt and equity issuance costs	(377)	(4,922)
Loan proceeds	332,095	445,000
Loan payments	(467,149)	(558,151)
Distributions paid – common shareholders	(157,893)	(131,422)
Distributions paid – redeemable noncontrolling interests	(2,127)	(1,972)
Distributions to noncontrolling interests	(3,196)	—
Net cash used in financing activities	(299,350)	(252,591)

Net change in cash, cash equivalents and restricted cash	(63,656)	(3,856)
Cash, cash equivalents and restricted cash, beginning of period	121,970	100,363
Cash, cash equivalents and restricted cash, end of period	$58,314	$96,507

Non-cash investing and financing activities
Exchange of redeemable noncontrolling interests for common shares	$301	$—
 The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(in thousands, except unit data)

	September 30, 2023	December 31, 2022
Assets:
Investment properties, at cost	$7,708,408	$7,732,573
Less: accumulated depreciation	(1,311,064)	(1,161,148)
Net investment properties	6,397,344	6,571,425

Cash and cash equivalents	52,317	115,799
Tenant and other receivables, including accrued straight-line rent of $53,432 and $44,460, respectively	113,069	101,301
Restricted cash and escrow deposits	5,997	6,171
Deferred costs, net	324,649	409,828
Prepaid and other assets	134,615	127,044
Investments in unconsolidated subsidiaries	10,197	10,414
Assets associated with investment property held for sale	14,309	—
Total assets	$7,052,497	$7,341,982

Liabilities and Equity:
Liabilities:
Mortgage and other indebtedness, net	$2,868,828	$3,010,299
Accounts payable and accrued expenses	198,454	207,792
Deferred revenue and other liabilities	279,960	298,039
Liabilities associated with investment property held for sale	586	—
Total liabilities	3,347,828	3,516,130

Commitments and contingencies
Limited Partners’ interests in the Operating Partnership	67,000	53,967

Partners’ Equity:
Common equity, 219,387,345 and 219,185,658 units issued and outstanding at September 30, 2023 and December 31, 2022, respectively	3,567,099	3,692,171
Accumulated other comprehensive income	68,195	74,344
Total Partners’ equity	3,635,294	3,766,515
Noncontrolling interests	2,375	5,370
Total equity	3,637,669	3,771,885
Total liabilities and equity	$7,052,497	$7,341,982
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Rental income	$203,990	$195,675	$612,889	$582,772
Other property-related revenue	2,172	3,013	5,971	7,932
Fee income	1,057	1,623	3,868	6,603
Total revenue	207,219	200,311	622,728	597,307

Expenses:
Property operating	27,644	25,507	82,190	77,558
Real estate taxes	26,453	25,703	80,333	80,445
General, administrative and other	13,917	14,859	41,800	41,977
Merger and acquisition costs	—	108	—	1,006
Depreciation and amortization	105,930	115,831	323,463	357,096
Impairment charges	477	—	477	—
Total expenses	174,421	182,008	528,263	558,082

(Loss) gain on sales of operating properties, net	(5,972)	—	22,468	27,126

Operating income	26,826	18,303	116,933	66,351
Other (expense) income:
Interest expense	(25,484)	(26,226)	(78,114)	(77,449)
Income tax (expense) benefit of taxable REIT subsidiary	(68)	—	(84)	259
Equity in (loss) earnings of unconsolidated subsidiaries	(47)	144	(173)	(56)
Other income (expense), net	950	58	1,657	(207)
Net income (loss)	2,177	(7,721)	40,219	(11,102)
Net income attributable to noncontrolling interests	(67)	(209)	(201)	(535)
Net income (loss) attributable to common unitholders	$2,110	$(7,930)	$40,018	$(11,637)

Allocation of net income (loss):
Limited Partners	$40	$(93)	$499	$(127)
Parent Company	2,070	(7,837)	39,519	(11,510)
	$2,110	$(7,930)	$40,018	$(11,637)

Net income (loss) per common unit – basic and diluted	$0.01	$(0.04)	$0.18	$(0.05)

Weighted average common units outstanding – basic	222,649,706	222,059,366	222,409,769	221,791,428
Weighted average common units outstanding – diluted	223,244,538	222,059,366	222,895,742	221,791,428

Net income (loss)	$2,177	$(7,721)	$40,219	$(11,102)
Change in fair value of derivatives	(3,040)	33,131	(6,043)	89,628
Total comprehensive (loss) income	(863)	25,410	34,176	78,526
Comprehensive income attributable to noncontrolling interests	(67)	(209)	(201)	(535)
Comprehensive (loss) income attributable to common unitholders	$(930)	$25,201	$33,975	$77,991
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Statements of Partners’ Equity
(Unaudited)
(in thousands)

	General Partner		Total
	Common Equity	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2022	$3,692,171	$74,344	$3,766,515
Stock compensation activity	2,135	—	2,135
Other comprehensive loss attributable to Parent Company	—	(11,557)	(11,557)
Distributions to Parent Company	(52,659)	—	(52,659)
Net income attributable to Parent Company	5,391	—	5,391
Adjustment to redeemable noncontrolling interests	(3,821)	—	(3,821)
Balance at March 31, 2023	$3,643,217	$62,787	$3,706,004
Stock compensation activity	2,960	—	2,960
Other comprehensive income attributable to Parent Company	—	8,536	8,536
Distributions to Parent Company	(52,650)	—	(52,650)
Net income attributable to Parent Company	32,058	—	32,058
Adjustment to redeemable noncontrolling interests	(4,101)	—	(4,101)
Balance at June 30, 2023	$3,621,484	$71,323	$3,692,807
Stock compensation activity	2,968	—	2,968
Other comprehensive loss attributable to Parent Company	—	(3,128)	(3,128)
Distributions to Parent Company	(52,653)	—	(52,653)
Net income attributable to Parent Company	2,070	—	2,070
Conversion of Limited Partner Units to shares of the Parent Company	301	—	301
Adjustment to redeemable noncontrolling interests	(7,071)	—	(7,071)
Balance at September 30, 2023	$3,567,099	$68,195	$3,635,294

Balance at December 31, 2021	$3,937,949	$(15,902)	$3,922,047
Stock compensation activity	1,822	—	1,822
Other comprehensive income attributable to Parent Company	—	38,713	38,713
Distributions to Parent Company	(41,600)	—	(41,600)
Net loss attributable to Parent Company	(16,804)	—	(16,804)
Adjustment to redeemable noncontrolling interests	(5,597)	—	(5,597)
Balance at March 31, 2022	$3,875,770	$22,811	$3,898,581
Stock compensation activity	2,851	—	2,851
Other comprehensive income attributable to Parent Company	—	17,146	17,146
Distributions to Parent Company	(43,808)	—	(43,808)
Net income attributable to Parent Company	13,131	—	13,131
Adjustment to redeemable noncontrolling interests	3,239	—	3,239
Balance at June 30, 2022	$3,851,183	$39,957	$3,891,140
Stock compensation activity	2,881	—	2,881
Other comprehensive income attributable to Parent Company	—	32,736	32,736
Distributions to Parent Company	(46,014)	—	(46,014)
Net loss attributable to Parent Company	(7,837)	—	(7,837)
Adjustment to redeemable noncontrolling interests	(94)	—	(94)
Balance at September 30, 2022	$3,800,119	$72,693	$3,872,812
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$40,219	$(11,102)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	326,148	359,265
Gain on sales of operating properties, net	(22,468)	(27,126)
Impairment charges	477	—
Straight-line rent	(9,723)	(12,653)
Compensation expense for equity awards	7,763	8,209
Amortization of debt fair value adjustments	(10,027)	(10,204)
Amortization of in-place lease liabilities	(9,228)	(3,143)
Changes in assets and liabilities:
Tenant receivables	(2,104)	(7,021)
Deferred costs and other assets	(26,727)	(15,691)
Accounts payable, accrued expenses, deferred revenue and other liabilities	(3,153)	(18,105)
Net cash provided by operating activities	291,177	262,429

Cash flows from investing activities:
Acquisition of interests in properties	(78,273)	(100,142)
Capital expenditures	(98,694)	(106,536)
Net proceeds from sales of land	917	3,680
Net proceeds from sales of operating properties	123,944	65,408
Investment in short-term deposits	—	125,000
Small business loan repayments	341	513
Change in construction payables	(3,718)	(2,636)
Distribution from unconsolidated joint venture	—	1,144
Capital contribution to unconsolidated joint venture	—	(125)
Net cash used in investing activities	(55,483)	(13,694)

Cash flows from financing activities:
Contributions from the General Partner	64	20
Repurchases of common shares upon the vesting of restricted shares	(767)	(1,144)
Debt and equity issuance costs	(377)	(4,922)
Loan proceeds	332,095	445,000
Loan payments	(467,149)	(558,151)
Distributions paid – common unitholders	(157,893)	(131,422)
Distributions paid – redeemable noncontrolling interests	(2,127)	(1,972)
Distributions to noncontrolling interests	(3,196)	—
Net cash used in financing activities	(299,350)	(252,591)

Net change in cash, cash equivalents and restricted cash	(63,656)	(3,856)
Cash, cash equivalents and restricted cash, beginning of period	121,970	100,363
Cash, cash equivalents and restricted cash, end of period	$58,314	$96,507

Non-cash investing and financing activities
Conversion of Limited Partner Units to shares of the Parent Company	$301	$—
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2023
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
The Parent Company is the sole general partner of the Operating Partnership, and as of September 30, 2023 owned approximately 98.5% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 1.5% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) were owned by the limited partners. As the sole general partner of the Operating Partnership, the Parent Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. The Parent Company and the Operating Partnership are operated as one enterprise. The management of the Parent Company consists of the same members as the management of the Operating Partnership. As the sole general partner with control of the Operating Partnership, the Parent Company consolidates the Operating Partnership for financial reporting purposes, and the Parent Company does not have any significant assets other than its investment in the Operating Partnership.
The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the presentation not misleading. The unaudited consolidated financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 include all adjustments, consisting of normal recurring adjustments, necessary in the opinion of management to present fairly the financial information set forth therein. The unaudited consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the combined Annual Report on Form 10-K of the Parent Company and the Operating Partnership for the year ended December 31, 2022.
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

As of September 30, 2023, the Company’s portfolio consisted of the following:

	Properties	Square Footage
Operating retail properties(1)	180	28,290,147
Office properties	1	287,291
Development and redevelopment projects:
Carillon medical office building	1	126,000
The Corner (IN)	1	24,000
Hamilton Crossing Centre	1	92,283
Edwards Multiplex – Ontario	1	124,614
(1)Included within operating retail properties are 10 properties that contain an office component. Excludes one operating retail property classified as held for sale as of September 30, 2023. Of the 180 operating retail properties, 177 are consolidated in these financial statements and the remaining three are accounted for under the equity method.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Components of Investment Properties
The following table summarizes the composition of the Company’s investment properties as of September 30, 2023 and December 31, 2022 (in thousands):

	Balance as of
	September 30, 2023	December 31, 2022
Land, buildings and improvements	$7,643,839	$7,656,765
Construction in progress	64,569	75,808
Investment properties, at cost	$7,708,408	$7,732,573
Components of Rental Income including Allowance for Uncollectible Accounts
Rental income related to the Company’s operating leases is comprised of the following for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fixed contractual lease payments – operating leases	$159,491	$155,399	$478,215	$457,875
Variable lease payments – operating leases	38,100	36,636	117,730	112,725
Bad debt reserve	(219)	(1,882)	(2,007)	(3,624)
Straight-line rent adjustments	3,132	4,328	9,900	12,951
Straight-line rent reserve for uncollectibility	(367)	(34)	(177)	(298)
Amortization of in-place lease liabilities, net	3,853	1,228	9,228	3,143
Rental income	$203,990	$195,675	$612,889	$582,772
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
Consolidation and Investments in Joint Ventures
The accompanying financial statements are presented on a consolidated basis and include all accounts of the Parent Company, the Operating Partnership, the taxable REIT subsidiaries (“TRSs”) of the Operating Partnership, subsidiaries of the Operating Partnership that are controlled and any variable interest entities (“VIEs”) in which the Operating Partnership is the primary beneficiary. As of September 30, 2023, we owned investments in two consolidated joint ventures that were VIEs in which the partners did not have substantive participating rights and we were the primary beneficiary. As of September 30, 2023, these consolidated VIEs had mortgage debt of $112.7 million, which were secured by assets of the VIEs totaling $217.6 million. The Operating Partnership guarantees the mortgage debt of these VIEs.
The Operating Partnership is considered a VIE as the limited partners do not hold kick-out rights or substantive participating rights. The Parent Company consolidates the Operating Partnership as it is the primary beneficiary.
Income Taxes and REIT Compliance
Parent Company
The Parent Company has been organized and operated, and intends to continue to operate, in a manner that will enable it to maintain its qualification as a REIT for U.S. federal income tax purposes. As a result, it generally will not be subject to U.S. federal income tax on the earnings that it distributes to the extent it distributes its “REIT taxable income” (determined before the deduction for dividends paid and excluding net capital gains) to shareholders of the Parent Company and meets certain other requirements on a recurring basis. To the extent that it satisfies this distribution requirement, but distributes less than 100% of its taxable income, it will be subject to U.S. federal income tax on its undistributed REIT taxable income at regular corporate income tax rates. REITs are subject to a number of organizational and operational requirements. If the Parent Company fails to qualify as a REIT in any taxable year, it will be subject to U.S. federal income tax on its taxable income at regular corporate income tax rates for a period of four years following the year in which qualification is lost. Additionally, we may also be subject to certain taxes enacted by the Inflation Reduction Act of 2022 that are applicable to non-REIT corporations, including the nondeductible 1% excise tax on certain stock repurchases. We may also be subject to certain U.S. federal, state and local taxes on our income and property and to U.S. federal income and excise taxes on our undistributed taxable income even if the Parent Company does qualify as a REIT. The Operating Partnership intends to continue to make distributions to the Parent Company in amounts sufficient to assist the Parent Company in adhering to REIT requirements and maintaining its REIT status.
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
Noncontrolling Interests
We report the non-redeemable noncontrolling interests in subsidiaries as equity, and the amount of consolidated net income attributable to these noncontrolling interests is set forth separately in the consolidated financial statements. The following table summarizes the non-redeemable noncontrolling interests in consolidated properties for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Noncontrolling interests balance as of January 1,	$5,370	$5,146
Net income allocable to noncontrolling interests, excluding redeemable noncontrolling interests	201	139
Distributions to noncontrolling interests	(3,196)	—
Noncontrolling interests balance as of September 30,	$2,375	$5,285

Noncontrolling Interests – Joint Venture
Prior to the merger with RPAI, RPAI entered into a joint venture related to the development, ownership and operation of the multifamily rental portion of the expansion project at One Loudoun Downtown – Pads G & H. The Company owns 90% of the joint venture.
During the nine months ended September 30, 2023, the Company originated a 10-year $95.1 million mortgage payable at a fixed interest rate of 5.36% secured by the joint venture project. In conjunction with the loan origination, the joint venture’s construction loan was repaid. Under terms defined in the joint venture agreement, after construction completion and stabilization of the development project (as defined in the joint venture agreement), the Company has the ability to call, and the joint venture partner has the ability to put to the Company, subject to certain conditions, the joint venture partner’s interest in the joint venture at fair value. As of September 30, 2023, these conditions for exercising the put and call options have been met but neither the Company nor the joint venture partner has exercised their respective options.
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
Redeemable Noncontrolling Interests – Limited Partners
Limited Partner Units are redeemable noncontrolling interests in the Operating Partnership. We classify redeemable noncontrolling interests in the Operating Partnership in the accompanying consolidated balance sheets outside of permanent equity because we may be required to pay cash to holders of Limited Partner Units upon redemption of their interests in the Operating Partnership or deliver registered shares upon their conversion. The carrying amount of the redeemable noncontrolling interests in the Operating Partnership is reflected at the greater of historical book value or redemption value with a corresponding adjustment to additional paid-in capital. As of September 30, 2023 and December 31, 2022, the redemption value of the redeemable noncontrolling interests in the Operating Partnership exceeded the historical book value, and the balances were accordingly adjusted to redemption value.
We allocate net operating results of the Operating Partnership after noncontrolling interests in the consolidated properties based on the partners’ respective weighted average ownership interest. We adjust the redeemable noncontrolling interests in the Operating Partnership at the end of each reporting period to reflect their interests in the Operating Partnership or redemption value. This adjustment is reflected in our shareholders’ and Parent Company’s equity. For the three and nine months ended September 30, 2023 and 2022, the weighted average interests of the Parent Company and the limited partners in the Operating Partnership were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Parent Company’s weighted average interest in Operating Partnership	98.5%	98.7%	98.6%	98.8%
Limited partners’ weighted average interests in Operating Partnership	1.5%	1.3%	1.4%	1.2%
As of September 30, 2023, the Parent Company’s interest and the limited partners’ redeemable noncontrolling ownership interests in the Operating Partnership were 98.5% and 1.5%. As of December 31, 2022, the Parent Company’s interest and the limited partners’ redeemable noncontrolling ownership interests in the Operating Partnership were 98.7% and 1.3%.
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
There were 3,434,881 and 2,870,697 Limited Partner Units outstanding as of September 30, 2023 and December 31, 2022, respectively. The increase in Limited Partner Units outstanding from December 31, 2022 is due to non-cash compensation awards granted to our executive officers in the form of Limited Partner Units and the exercise of previously granted Appreciation Only Long-Term Incentive Plan (“AO LTIP”) Units in exchange for Limited Partner Units.
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
Prior to the redemption, we classified the redeemable noncontrolling interests related to the remaining Class B units in the accompanying consolidated balance sheets outside of permanent equity because, under certain circumstances, we could have been required to pay cash to the Class B unitholders in this subsidiary upon redemption of their interests. The carrying amount of these redeemable noncontrolling interests is required to be reflected at the greater of initial book value or redemption value with a corresponding adjustment to additional paid-in capital. As of September 30, 2022, the redemption amounts of these interests did not exceed their fair value nor did they exceed the initial book value.
The redeemable noncontrolling interests in the Operating Partnership and subsidiaries for the nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Redeemable noncontrolling interests balance as of January 1,	$53,967	$55,173
Net income allocable to redeemable noncontrolling interests	499	269
Distributions declared to redeemable noncontrolling interests	(2,281)	(1,972)
Other, net including adjustments to redemption value	14,815	3,484
Total limited partners’ interests in the Operating Partnership and other redeemable noncontrolling interests balance as of September 30,	$67,000	$56,954

Limited partners’ interests in the Operating Partnership	$67,000	$46,884
Other redeemable noncontrolling interests in certain subsidiaries	—	10,070
Total limited partners’ interests in the Operating Partnership and other redeemable noncontrolling interests balance as of September 30,	$67,000	$56,954
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
NOTE 3. ACQUISITIONS
The Company closed on the following asset acquisition during the nine months ended September 30, 2023 (dollars in thousands):

Date	Property Name	Metropolitan Statistical Area (“MSA”)	Property Type	Square Footage	Acquisition Price
September 22, 2023	Prestonwood Place	Dallas	Multi-tenant retail	155,975	$81,000
The Company closed on the following asset acquisitions during the nine months ended September 30, 2022 (dollars in thousands):

Date	Property Name	MSA	Property Type	Square Footage	Acquisition Price
February 16, 2022	Pebble Marketplace	Las Vegas	Multi-tenant retail	85,796	$44,100
April 13, 2022	MacArthur Crossing	Dallas	Two-tenant building	56,077	21,920
July 15, 2022	Palms Plaza	Miami	Multi-tenant retail	68,976	35,750
				210,849	$101,770
The above acquisitions were funded using a combination of available cash on hand and proceeds from the Company’s unsecured revolving line of credit. Substantially all of the purchase price was allocated to investment properties.
NOTE 4. DISPOSITIONS AND IMPAIRMENT CHARGES
The Company closed on the following dispositions during the nine months ended September 30, 2023 (dollars in thousands):

Date	Property Name	MSA	Property Type	Square Footage	Sales Price	Gain (Loss)
May 8, 2023	Kingwood Commons	Houston	Multi-tenant retail	158,172	$27,350	$4,736
June 8, 2023	Pan Am Plaza & Garage	Indianapolis	Land & garage	—	52,025	23,635
September 11, 2023	Reisterstown Road Plaza	Dallas	Multi-tenant retail	376,683	48,250	(5,903)
				534,855	$127,625	$22,468
The Company closed on the following dispositions during the nine months ended September 30, 2022 (dollars in thousands):

Date	Property Name	MSA	Property Type	Square Footage	Sales Price	Gain
January 26, 2022	Hamilton Crossing Centre	Indianapolis	Redevelopment(1)	—	$6,900	$3,168
June 16, 2022	Plaza Del Lago	Chicago	Multi-tenant retail(2)	100,016	58,650	23,958
				100,016	$65,550	$27,126
(1)We sold a portion of the redevelopment at Hamilton Crossing Centre.

(2)Plaza Del Lago also contains 8,800 square feet of residential space comprised of 18 multifamily rental units.
As of September 30, 2023, the Company had entered into a contract to sell Eastside, a 43,640 square foot multi-tenant retail property located in the Dallas MSA. This property qualified for held-for-sale accounting treatment upon meeting all applicable GAAP criteria during the quarter ended September 30, 2023, at which time depreciation and amortization ceased. In addition, the assets and liabilities associated with this property are separately classified as held for sale in the accompanying consolidated balance sheet as of September 30, 2023. No properties qualified for held-for-sale accounting treatment as of December 31, 2022.
As of September 30, 2023, in conjunction with classifying Eastside as held for sale, the Company recorded the asset at the lower of cost or fair value less estimated costs to sell, which was approximately $14.1 million. The estimated fair value of Eastside was based upon the expected sales price from an executed sales contract and determined to be a Level 3 input within the fair value hierarchy. As a result, we recorded a $0.5 million impairment charge during the three months ended September 30, 2023. Eastside was sold on October 24, 2023 for a gross sales price of $14.4 million.
The following table presents the assets and liabilities associated with the investment property, Eastside, classified as held for sale as of September 30, 2023 (in thousands):

September 30, 2023
Assets
Investment properties, at cost	$15,016
Less: accumulated depreciation	(1,218)
Net investment properties	13,798

Tenant and other receivables	100
Deferred costs, net	411
Assets associated with investment property held for sale	$14,309

Liabilities
Accounts payable and accrued expenses	$398
Deferred revenue and other liabilities	188
Liabilities associated with investment property held for sale	$586
There were no discontinued operations for the nine months ended September 30, 2023 and 2022 as none of the dispositions represented a strategic shift that has had, or will have, a material effect on our operations or financial results.
NOTE 5. DEFERRED COSTS AND INTANGIBLES, NET
Deferred costs consist primarily of acquired lease intangible assets, broker fees and capitalized internal commissions incurred in connection with lease originations. Deferred leasing costs, lease intangibles and similar costs are amortized on a straight-line basis over the terms of the related leases. As of September 30, 2023 and December 31, 2022, deferred costs consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Acquired lease intangible assets	$450,740	$522,152
Deferred leasing costs and other	71,754	66,842
	522,494	588,994
Less: accumulated amortization	(197,434)	(179,166)
	$325,060	$409,828
Less: deferred costs associated with investment property held for sale	(411)	—
Total	$324,649	$409,828

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

	Nine Months Ended September 30,
	2023	2022
Amortization of deferred leasing costs, lease intangibles and other	$83,768	$117,177
Amortization of above-market lease intangibles	$9,305	$10,161
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
As of September 30, 2023 and December 31, 2022, deferred revenue, intangibles, net and other liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Unamortized in-place lease liabilities	$167,390	$188,815
Retainages payable and other	12,005	12,110
Tenant rents received in advance	31,392	29,947
Lease liabilities	69,361	67,167
	$280,148	$298,039
Less: deferred revenue associated with investment property held for sale	(188)	—
Total	$279,960	$298,039
The amortization of below-market lease intangibles is included as a component of “Rental income” in the accompanying consolidated statements of operations and comprehensive income and totaled $18.5 million and $13.3 million for the nine months ended September 30, 2023 and 2022, respectively.
NOTE 7. MORTGAGE AND OTHER INDEBTEDNESS
The following table summarizes the Company’s indebtedness as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Mortgages payable	$154,567	$233,621
Senior unsecured notes	1,829,635	1,924,635
Unsecured term loans	820,000	820,000
Unsecured revolving line of credit	39,000	—
	2,843,202	2,978,256
Unamortized discounts and premiums, net	35,721	44,362
Unamortized debt issuance costs, net	(10,095)	(12,319)
Total mortgage and other indebtedness, net	$2,868,828	$3,010,299

Consolidated indebtedness, including weighted average interest rates and weighted average maturities as of September 30, 2023, considering the impact of interest rate swaps, is summarized below (dollars in thousands):

	Amount Outstanding	Ratio	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate debt(1)	$2,631,602	93%	4.01%	4.2
Variable rate debt(2)	211,600	7%	8.58%	3.1
Debt discounts, premiums and issuance costs, net	25,626	N/A	N/A	N/A
Total	$2,868,828	100%	4.35%	4.1
(1)Fixed rate debt includes the portion of variable rate debt that has been hedged by interest rate swaps. As of September 30, 2023, $820.0 million in variable rate debt is hedged to a fixed rate for a weighted average of 1.9 years.
(2)Variable rate debt includes the portion of fixed rate debt that has been hedged by interest rate swaps. As of September 30, 2023, $155.0 million in fixed rate debt is hedged to a floating rate for a weighted average of 1.9 years.
Mortgages Payable
The following table summarizes the Company’s mortgages payable (dollars in thousands):

	September 30, 2023			December 31, 2022
	Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity	Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate mortgages payable(1)	$136,967	5.09%	8.3	$205,328	3.98%	1.4
Variable rate mortgage payable(2)	17,600	7.54%	3.8	28,293	5.96%	0.6
Total mortgages payable	$154,567			$233,621
(1)The fixed rate mortgages had interest rates ranging from 3.75% to 5.73% as of September 30, 2023 and December 31, 2022.
(2)During the three months ended September 30, 2023, the interest rate on the variable rate mortgage increased to Bloomberg Short Term Bank Yield Index (“BSBY”) plus 215 basis points from BSBY plus 160 basis points in conjunction with the July 2023 amendment of the loan agreement. The one-month BSBY rate was 5.39% and 4.36% as of September 30, 2023 and December 31, 2022, respectively.
Mortgages payable, which are secured by certain real estate and, in some cases, by guarantees from the Operating Partnership, are generally due in monthly installments of principal and interest and mature over various terms through 2033. During the nine months ended September 30, 2023, we (i) originated a 10-year $95.1 million mortgage payable at a fixed interest rate of 5.36% secured by the multifamily rental portion of the expansion project at One Loudoun Downtown – Pads G & H, (ii) amended the loan agreement on the variable rate mortgage secured by Delray Marketplace to extend the maturity date to August 4, 2026, with a one-year extension option, and made a $9.9 million paydown of the principal balance using available cash on hand, (iii) repaid mortgages payable totaling $161.5 million that had a weighted average fixed interest rate of 3.85%, and (iv) made scheduled principal payments of $2.7 million related to amortizing loans.

Unsecured Notes
The following table summarizes the Company’s senior unsecured notes and exchangeable senior notes (dollars in thousands):

		September 30, 2023		December 31, 2022
	Maturity Date	Balance	Interest Rate	Balance	Interest Rate
Senior notes – 4.23% due 2023	September 10, 2023	$—	—%	$95,000	4.23%
Senior notes – 4.58% due 2024	June 30, 2024	149,635	4.58%	149,635	4.58%
Senior notes – 4.00% due 2025	March 15, 2025	350,000	4.00%	350,000	4.00%
Senior notes – SOFR + 3.65% due 2025(1)	September 10, 2025	80,000	9.17%	80,000	8.41%
Senior notes – 4.08% due 2026	September 30, 2026	100,000	4.08%	100,000	4.08%
Senior notes – 4.00% due 2026	October 1, 2026	300,000	4.00%	300,000	4.00%
Senior exchangeable notes – 0.75% due 2027	April 1, 2027	175,000	0.75%	175,000	0.75%
Senior notes – SOFR + 3.75% due 2027(2)	September 10, 2027	75,000	9.27%	75,000	8.51%
Senior notes – 4.24% due 2028	December 28, 2028	100,000	4.24%	100,000	4.24%
Senior notes – 4.82% due 2029	June 28, 2029	100,000	4.82%	100,000	4.82%
Senior notes – 4.75% due 2030	September 15, 2030	400,000	4.75%	400,000	4.75%
Total senior unsecured notes		$1,829,635		$1,924,635
(1)On July 1, 2023, the fallback rate in the derivative agreement went into effect. As of September 30, 2023, $80,000 of 4.47% senior unsecured notes has been swapped to a variable rate of three-month Secured Overnight Financing Rate (“SOFR”) plus 3.65% through September 10, 2025. As of December 31, 2022, $80,000 of 4.47% senior unsecured notes had been swapped to a variable rate of three-month London Interbank Offered Rate (“LIBOR”) plus 3.65%.
(2)On July 1, 2023, the fallback rate in the derivative agreement went into effect. As of September 30, 2023, $75,000 of 4.57% senior unsecured notes has been swapped to a variable rate of three-month SOFR plus 3.75% through September 10, 2025. As of December 31, 2022, $75,000 of 4.57% senior unsecured notes had been swapped to a variable rate of three-month LIBOR plus 3.75%.
During the three months ended September 30, 2023, the Company repaid the $95.0 million principal balance of the 4.23% senior unsecured notes due 2023 using available cash on hand.
Unsecured Term Loans and Revolving Line of Credit
The following table summarizes the Company’s term loans and revolving line of credit (dollars in thousands):

		September 30, 2023		December 31, 2022
	Maturity Date	Balance	Interest Rate	Balance	Interest Rate
Unsecured term loan due 2024 – fixed rate(1)	July 17, 2024	$120,000	2.68%	$120,000	2.68%
Unsecured term loan due 2025 – fixed rate(2)	October 24, 2025	250,000	5.09%	250,000	5.09%
Unsecured term loan due 2026 – fixed rate(3)	July 17, 2026	150,000	2.73%	150,000	2.73%
Unsecured term loan due 2029 – fixed rate(4)	July 29, 2029	300,000	4.05%	300,000	4.05%
Total unsecured term loans		$820,000		$820,000

Unsecured credit facility revolving line of credit – variable rate(5)	January 8, 2026	$39,000	6.51%	$—	5.56%
(1)$120,000 of SOFR-based variable rate debt has been swapped to a fixed rate of 1.58% plus a credit spread based on a ratings grid ranging from 0.80% to 1.65% through July 17, 2024. The applicable credit spread was 1.10% as of September 30, 2023 and December 31, 2022.
(2)$250,000 of SOFR-based variable rate debt has been swapped to a fixed rate of 5.09% through October 24, 2025. The maturity date of the term loan may be extended for up to three additional periods of one year each at the Operating Partnership’s option, subject to certain conditions.
(3)$150,000 of SOFR-based variable rate debt has been swapped to a fixed rate of 1.68% plus a credit spread based on a ratings grid ranging from 0.75% to 1.60% through July 17, 2026. The applicable credit spread was 1.05% as of September 30, 2023 and December 31, 2022.
(4)$300,000 of SOFR-based variable rate debt has been swapped to a fixed rate of 2.70% plus a credit spread based on a ratings grid ranging from 1.15% to 2.20% through November 22, 2023. The applicable credit spread was 1.35% as of September 30, 2023 and December 31, 2022.

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
Borrowings under the Revolving Facility bear interest at a rate per annum equal to SOFR plus a margin based on the Operating Partnership’s leverage ratio or credit rating, respectively, plus a facility fee based on the Operating Partnership’s leverage ratio or credit rating, respectively. The SOFR rate is also subject to an additional 0.10% spread adjustment as specified in the Second Amendment. The Revolving Facility is currently priced on the leverage-based pricing grid. In accordance with the Credit Agreement, the credit spread set forth in the leverage grid resets quarterly based on the Company’s leverage, as calculated at the previous quarter end. The Company may irrevocably elect to convert to the ratings-based pricing grid at any time. As of September 30, 2023, making such an election would have resulted in a lower interest rate; however, the Company had not made the election to convert to the ratings-based pricing grid. The Credit Agreement includes a sustainability metric based on targeted greenhouse gas emission reductions, which results in a reduction of the otherwise applicable interest rate margin by one basis point upon achievement of targets set forth therein.
The following table summarizes the key terms of the Revolving Facility as of September 30, 2023 (dollars in thousands):

				Leverage-Based Pricing		Investment Grade Pricing
Credit Agreement	Maturity Date	Extension Option	Extension Fee	Credit Spread	Facility Fee	Credit Spread	Facility Fee	SOFR Adjustment
$1,100,000 unsecured revolving line of credit	1/8/2026	2 six-month	0.075%	1.05%–1.50%	0.15%–0.30%	0.725%–1.40%	0.125%–0.30%	0.10%
The Operating Partnership’s ability to borrow under the Credit Agreement is subject to ongoing compliance by the Operating Partnership and its subsidiaries with various restrictive covenants, including with respect to liens, transactions with affiliates, dividends, mergers and asset sales. In addition, the Credit Agreement requires that the Operating Partnership satisfy certain financial covenants, including (i) a maximum leverage ratio; (ii) a minimum fixed charge coverage ratio; (iii) a maximum secured indebtedness ratio; (iv) a maximum unsecured leverage ratio; and (v) a minimum unencumbered interest coverage ratio. As of September 30, 2023, we were in compliance with all such covenants.
As of September 30, 2023, we had letters of credit outstanding totaling $0.3 million, against which no amounts were advanced as of September 30, 2023.
Unsecured Term Loans
As of September 30, 2023, the Operating Partnership has the following unsecured term loans: (i) a $120.0 million unsecured term loan due July 2024 (the “$120M Term Loan”), (ii) a $250.0 million unsecured term loan due October 2025 (the “$250M Term Loan”), (iii) a $150.0 million unsecured term loan due July 2026 (the “$150M Term Loan”), and (iv) the $300M Term Loan that matures in July 2029, each of which bears interest at a rate of SOFR plus a credit spread. The $120M Term Loan, $150M Term Loan and $300M Term Loan are each priced on a ratings-based pricing grid while the $250M Term Loan is priced on a leverage-based pricing grid. The agreements related to the $150M Term Loan and $300M Term Loan include a sustainability metric based on targeted greenhouse gas emission reductions, which results in a reduction of the otherwise applicable interest rate margin by one basis point upon achievement of targets set forth in each agreement.

The following table summarizes the key terms of the unsecured term loans as of September 30, 2023 (dollars in thousands):

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
Debt Issuance Costs
Debt issuance costs are amortized over the terms of the respective loan agreements. The following amounts of amortization of debt issuance costs are included as a component of “Interest expense” in the accompanying consolidated statements of operations and comprehensive income (in thousands):

	Nine Months Ended September 30,
	2023	2022
Amortization of debt issuance costs	$2,685	$2,169
Fair Value of Fixed and Variable Rate Debt
As of September 30, 2023, the estimated fair value of fixed rate debt was $1.8 billion compared to the book value of $2.0 billion. The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments, which ranged from 6.22% to 8.20%. As of September 30, 2023, the estimated fair value of variable rate debt was $880.2 million compared to the book value of $876.6 million. The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments, which ranged from 6.47% to 7.42%.
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

The following table summarizes the terms and fair values of the Company’s derivative financial instruments that were designated and qualified as part of a hedging relationship as of September 30, 2023 and December 31, 2022 (dollars in thousands):

							Fair Value Assets (Liabilities)(1)
Type of Hedge	Number of Instruments	Aggregate Notional	Reference Rate	Interest Rate	Effective Date	Maturity Date	September 30, 2023	December 31, 2022
Cash Flow	Four	$250,000	SOFR	2.99%	12/1/2022	10/24/2025	$9,158	$7,134
Cash Flow	Two	100,000	SOFR	2.66%	8/1/2022	8/1/2025	4,012	3,616
Cash Flow	Two	200,000	SOFR	2.72%	8/3/2022	11/22/2023	750	3,663
Cash Flow	Three	120,000	SOFR	1.58%	8/15/2022	7/17/2024	3,557	5,461
Cash Flow	Three	150,000	SOFR	1.68%	8/15/2022	7/17/2026	11,491	10,896
		$820,000					$28,968	$30,770

Fair Value(2)	Two	$155,000	SOFR	SOFR + 3.70%	4/23/2021	9/10/2025	$(12,791)	$(14,177)

Forward-Starting Cash Flow	Two	$200,000	SOFR	2.37%	11/22/2023	8/1/2025	$8,187	$4,370
(1)Derivatives in an asset position are included within “Prepaid and other assets” and derivatives in a liability position are included within “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.
(2)On July 1, 2023, the fallback rate in the derivative agreements went into effect. The derivative agreements swap a blended fixed rate of 4.52% for a blended floating rate of three-month SOFR plus 3.70% as of September 30, 2023 and three-month LIBOR plus 3.70% as of December 31, 2022.
In October 2022, we terminated two forward-starting interest rate swaps with notional amounts totaling $150.0 million and a maturity date of June 1, 2032 and received $30.9 million upon termination. This settlement is included as a component of “Accumulated other comprehensive income” in the accompanying consolidated balance sheets and is being reclassified to earnings over time as the hedged items are recognized in earnings. During the nine months ended September 30, 2023, we accelerated the reclassification of $3.1 million in accumulated other comprehensive income as a reduction to interest expense as a result of a portion of the hedged forecasted transaction becoming probable not to occur. We currently expect that the debt issuance will occur during 2023.
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
We determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, although the credit valuation adjustments associated with our derivatives use Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. As of September 30, 2023 and December 31, 2022, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we determined our derivative valuations were classified within Level 2 of the fair value hierarchy.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings. Approximately $5.5 million and $13.2 million was reclassified as an increase to earnings during the three and nine months ended September 30, 2023, respectively. Approximately $1.2 million and $8.6 million was reclassified as a decrease to earnings during the three and nine months ended September 30, 2022, respectively. As interest payments on our derivatives are made over the next 12 months, we estimate the decrease to interest expense to be approximately $28.4 million, assuming the current SOFR curve.
Unrealized gains and losses on our interest rate derivative agreements are the only components of the change in accumulated other comprehensive income.

NOTE 9. SHAREHOLDERS’ EQUITY
Distributions
Our Board of Trustees declared a cash distribution of $0.24 per common share and Common Unit for the third quarter of 2023. This distribution was paid on October 13, 2023 to common shareholders and Common Unit holders of record as of October 6, 2023. For the nine months ended September 30, 2023, we declared cash distributions totaling $0.72 per common share and Common Unit.
For the three and nine months ended September 30, 2022, we declared cash distributions of $0.22 and $0.63, respectively, per common share and Common Unit.
At-The-Market Offering Program
In February 2021, the Company and the Operating Partnership entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with each of BofA Securities, Inc., Citigroup Global Markets Inc., KeyBanc Capital Markets Inc. and Raymond James & Associates, Inc., pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $150.0 million of its common shares of beneficial interest, $0.01 par value per share, under an at-the-market offering program (the “ATM Program”). In November 2021, the Company and the Operating Partnership amended the Equity Distribution Agreement to reflect their filing of a shelf registration statement on November 16, 2021 with the SEC. The Operating Partnership intends to use the net proceeds, if any, to repay borrowings under its Revolving Facility and other indebtedness and for working capital and other general corporate purposes. The Operating Partnership may also use the net proceeds for acquisitions of operating properties and the development or redevelopment of properties, although there are currently no understandings, commitments or agreements to do so. As of September 30, 2023, the Company has not sold any common shares under the ATM Program.
Share Repurchase Program
The Company has an existing share repurchase program under which it may repurchase, from time to time, up to a maximum of $300.0 million of its common shares (the “Share Repurchase Program”). The Company intends to fund any future repurchases under the Share Repurchase Program with cash on hand or availability under the Revolving Facility, subject to any applicable restrictions. The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will depend upon prevailing market conditions, regulatory requirements and other factors. In February 2023, the Company extended the Share Repurchase Program for an additional year so it will now terminate on February 28, 2024, if not terminated or extended prior to that date. As of September 30, 2023, the Company has not repurchased any shares under the Share Repurchase Program.
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
Potentially dilutive securities include (i) outstanding options to acquire common shares; (ii) Limited Partner Units, which may be exchanged for either cash or common shares at the Parent Company’s option and under certain circumstances; (iii) AO LTIP Units; and (iv) deferred common share units, which may be credited to the personal accounts of non-employee trustees in lieu of compensation paid in cash or the issuance of common shares to such trustees. Limited Partner Units have been omitted from the Parent Company’s denominator for the purpose of computing diluted earnings per share since the effect of including those amounts in the denominator would have no dilutive impact. Weighted average Limited Partner Units outstanding were 3.3 million and 3.1 million for the three and nine months ended September 30, 2023, and 3.0 million and 2.7 million for the three and nine months ended September 30, 2022, respectively.
Due to the net loss allocable to common shareholders and Common Unit holders for the three and nine months ended September 30, 2022, no securities had a dilutive impact for those periods.

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
In 2017, we provided a repayment guaranty on a $33.8 million construction loan associated with the development of the Embassy Suites at the University of Notre Dame, consistent with our 35% ownership interest. Our portion of the repayment guaranty is limited to $5.9 million, and the guaranty’s term is through July 1, 2024, the maturity date of the construction loan. As of September 30, 2023, the outstanding loan balance was $32.9 million, of which our share was $11.5 million. The loan is secured by the hotel.
In 2021, we provided repayment and completion guaranties on loans totaling $66.2 million associated with the development of The Corner mixed-use project in the Indianapolis MSA. As of September 30, 2023, the outstanding balance of the loans was $52.4 million, of which our share was $26.2 million.
As of September 30, 2023, we had outstanding letters of credit totaling $0.3 million with no amounts advanced against these instruments.
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
NOTE 12. RELATED PARTY TRANSACTIONS
On August 7, 2023, a wholly owned subsidiary of the Company (“KRG Development”) assigned to Pan Am Development Partners, LLC (“Assignee”) certain rights and obligations related to the development of a hotel on the Pan Am Plaza site across from the Indiana Convention Center in Indianapolis, IN, including certain future development rights and a right of first offer involving the project (collectively, the “Project Rights and Obligations”). Assignee is a wholly owned subsidiary of Circle Block Investors, LLC, the parent company that owns the Conrad Indianapolis hotel, of which Mr. Alvin E. Kite, our Chairman Emeritus and the father of Mr. John A. Kite, is the majority owner, and Mr. John A. Kite, our Chief Executive Officer and Chairman of the Board, and Mr. Thomas K. McGowan, our President and Chief Operating Officer, are minority owners. In connection with the transaction, Assignee assumed all Project Rights and Obligations from and after August 7, 2023 and agreed to pay KRG Development an assignment fee of up to $3.5 million (the “Assignment Fee”), which is due and payable upon the completion of certain development activities that are expected to occur in 2024. In connection with the transactions, Mr. Kite and Mr. McGowan expressly acknowledged and agreed that they remain subject to their executive employment agreements with the Company, including, without limitation, the obligation of each executive to devote substantially all his business time and effort to the performance of his duties for the Company. Assignee will engage a team of full-time professionals to perform the Project Rights and Obligations. The transaction was approved by a special transaction committee of the independent trustees of the Company (the “Transaction Committee”) as well as the Company’s independent trustees. The Transaction Committee engaged a third-party financial advisor to assist it in determining the net value of the Project Rights and Obligations and establishing the Assignment Fee.
NOTE 13. SUBSEQUENT EVENTS
Subsequent to September 30, 2023, we closed on the disposition of Eastside, a 43,640 square foot multi-tenant retail property in the Dallas MSA, which was classified as held for sale as of September 30, 2023, for a gross sales price of $14.4 million and no gain or loss on sale due to previously recognized impairment charges. A portion of the proceeds was used to repay amounts outstanding on the Revolving Facility.

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
As of September 30, 2023, we owned interests in 180 operating retail properties totaling approximately 28.3 million square feet, excluding one operating retail property classified as held for sale, and one office property with 0.3 million square feet. Of the 180 operating retail properties, 10 contain an office component. We also owned two development projects under construction as of this date and an additional two properties with future redevelopment opportunities.
Inflation
Prior to 2021, inflation was relatively low and had a minimal impact on our operating and financial performance; however, inflation increased significantly over the past two years and remained elevated with a slow downtrend. Most of our leases contain provisions designed to mitigate the adverse impact of inflation, including stated rent increases and requirements for tenants to pay a share of operating expenses, including common area maintenance, real estate taxes, insurance or other operating expenses related to the maintenance of our properties, with escalation clauses in certain leases. Most of our leases also include clauses that allow us to collect additional rent based on a percentage of tenants’ gross sales over stated thresholds, which sales generally increase as prices rise. In addition, we believe that rental rates in many of our leases are below current market rates for comparable space and that upon renewal or re-leasing, such rates may be increased to be in line with current rates, which may offset certain inflationary expense pressures. Due to the high inflation environment, the U.S. Federal Reserve aggressively raised short-term interest rates to slow the economy down, which has caused our borrowing costs to rise. We continually evaluate our exposure to interest rate fluctuations and enter into interest rate protection agreements to mitigate the impact of changes in interest rates on our variable rate debt. However, because we cannot predict with any level of certainty what future actions the U.S. Federal Reserve will take to combat the high inflationary environment, we cannot estimate the ultimate impact it will have on our operating and financial performance.
Historically, economic indicators such as GDP growth, consumer confidence and employment have been correlated with demand for certain of our tenants’ products and services. If an economic recession returns, it could increase the number of our tenants that are unable to meet their lease obligations to us and could limit the demand for space in our properties from new tenants.

Operating Activity
During the third quarter of 2023, we executed new and renewal leases on 214 individual spaces totaling 1,398,695 square feet (14.2% cash leasing spread on 165 comparable leases). New leases were signed on 67 individual spaces for 226,593 square feet of gross leasable area (“GLA”) (36.0% cash leasing spread on 33 comparable leases), while non-option renewal leases were signed on 83 individual spaces for 329,048 square feet of GLA (17.8% cash leasing spread on 68 comparable leases) and option renewals were signed on 64 individual spaces for 843,054 square feet of GLA (8.3% cash leasing spread). Excluding option renewals, the blended cash spreads for comparable new and non-option renewal leases were 24.0%. Comparable new and renewal leases are defined as those for which the space was occupied by a tenant within the last 12 months.
Results of Operations
The comparability of results of operations for the three and nine months ended September 30, 2023 and 2022 is affected by our development, redevelopment, and operating property acquisition and disposition activities during these periods. Therefore, we believe it is most useful to review the comparisons of our results of operations for these periods in conjunction with the discussion of our activities during those periods, which is set forth below.
Acquisitions
The following operating properties were acquired at various times during the period from January 1, 2022 through September 30, 2023:

Property Name	Metropolitan Statistical Area (“MSA”)	Acquisition Date	GLA
Pebble Marketplace	Las Vegas, NV	February 16, 2022	85,796
MacArthur Crossing two-tenant building	Dallas, TX	April 13, 2022	56,077
Palms Plaza	Miami, FL	July 15, 2022	68,976
Prestonwood Place	Dallas, TX	September 22, 2023	155,975
Dispositions
The following operating and other properties were sold during the period from January 1, 2022 through September 30, 2023:

Property Name	MSA	Disposition Date	GLA
Plaza Del Lago(1)	Chicago, IL	June 16, 2022	100,016
Lincoln Plaza – Lowe’s(2)	Worcester, MA	October 27, 2022	—
Kingwood Commons	Houston, TX	May 8, 2023	158,172
Pan Am Plaza & Garage	Indianapolis, IN	June 8, 2023	—
Reisterstown Road Plaza	Baltimore, MD	September 11, 2023	376,683
(1)Plaza Del Lago also contains 8,800 square feet of residential space comprised of 18 multifamily rental units.
(2)We sold the ground lease interest in one tenant at an existing multi-tenant operating retail property. The total number of properties in our portfolio was not affected by this transaction.
In addition to the above dispositions, Eastside, a 43,640 square foot operating retail property located in the Dallas MSA, is classified as held for sale as of September 30, 2023 and was sold on October 24, 2023.

Development and Redevelopment Projects
The following properties were under active development or redevelopment at various times during the period from January 1, 2022 through September 30, 2023 and removed from our operating portfolio:

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

Comparison of Operating Results for the Three Months Ended September 30, 2023 to the Three Months Ended September 30, 2022
The following table reflects changes in the components of our consolidated statements of operations for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022	Change
Revenue:
Rental income	$203,990	$195,675	$8,315
Other property-related revenue	2,172	3,013	(841)
Fee income	1,057	1,623	(566)
Total revenue	207,219	200,311	6,908

Expenses:
Property operating	27,644	25,507	2,137
Real estate taxes	26,453	25,703	750
General, administrative and other	13,917	14,859	(942)
Merger and acquisition costs	—	108	(108)
Depreciation and amortization	105,930	115,831	(9,901)
Impairment charges	477	—	477
Total expenses	174,421	182,008	(7,587)

Loss on sales of operating properties, net	(5,972)	—	(5,972)

Operating income	26,826	18,303	8,523
Other (expense) income:
Interest expense	(25,484)	(26,226)	742
Income tax expense of taxable REIT subsidiary	(68)	—	(68)
Equity in (loss) earnings of unconsolidated subsidiaries	(47)	144	(191)
Other income, net	950	58	892
Net income (loss)	2,177	(7,721)	9,898
Net income attributable to noncontrolling interests	(107)	(116)	9
Net income (loss) attributable to common shareholders	$2,070	$(7,837)	$9,907

Property operating expense to total revenue ratio	13.3%	12.7%
Rental income (including tenant reimbursements) increased $8.3 million, or 4.2%, due to the following (in thousands):

Net change three months ended September 30, 2022 to 2023
Properties or components of properties sold or held for sale during 2022 and/or 2023	$(1,709)
Properties under redevelopment or acquired during 2022 and/or 2023	1,304
Properties fully operational during 2022 and 2023 and other	8,720
Total	$8,315
The net increase of $8.7 million in rental income for properties that were fully operational during 2022 and 2023 is primarily due to increases in the following: (i) base minimum rent of $3.6 million, (ii) tenant reimbursements due to higher recoverable common area maintenance expenses of $2.3 million, and (iii) overage rent of $0.2 million due to improved tenant performance, along with lower bad debt expense of $1.7 million. The occupancy of the fully operational properties decreased from 91.9% for the three months ended September 30, 2022 to 91.6% for the three months ended September 30, 2023.
Other property-related revenue primarily consists of parking revenues, gains on the sale of land and other miscellaneous activity. This revenue decreased by $0.8 million primarily as a result of lower gains on sales of undepreciated assets recognized during the three months ended September 30, 2023 and a decrease in parking revenue due to the sale of Pam Am Plaza Garage in June 2023.

We recorded fee income of $1.1 million and $1.6 million during the three months ended September 30, 2023 and 2022, respectively, from property management and development services provided to third parties and unconsolidated joint ventures. The decrease in fee income is primarily related to a decrease in development fees earned related to the development of a corporate campus for Republic Airways at Hamilton Crossing Centre.
Property operating expenses increased $2.1 million, or 8.4%, due to the following (in thousands):

Net change three months ended September 30, 2022 to 2023
Properties or components of properties sold or held for sale during 2022 and/or 2023	$(658)
Properties under redevelopment or acquired during 2022 and/or 2023	64
Properties fully operational during 2022 and 2023 and other	2,731
Total	$2,137
The net increase of $2.7 million in property operating expenses for properties that were fully operational during 2022 and 2023 is primarily due to increases in the following: (i) $2.0 million in non-recoverable operating expenses, (ii) $0.2 million in landscaping and repairs and maintenance expense, and (iii) $0.2 million in utilities. As a percentage of revenue, property operating expenses increased from 12.7% to 13.3% due to an increase in expenses in 2023.
Real estate taxes increased $0.8 million, or 2.9%, due to the following (in thousands):

Net change three months ended September 30, 2022 to 2023
Properties or components of properties sold or held for sale during 2022 and/or 2023	$(187)
Properties under redevelopment or acquired during 2022 and/or 2023	331
Properties fully operational during 2022 and 2023 and other	606
Total	$750
The net increase of $0.6 million in real estate taxes for properties that were fully operational during 2022 and 2023 is primarily due to higher real estate tax assessments at certain properties in the portfolio in 2023. The majority of real estate tax expense is recoverable from tenants and such recovery is reflected within rental income.
General, administrative and other expenses decreased $0.9 million, or 6.3%, primarily due to lower incremental head count and the timing of backfills, partially offset by an increase in executive transportation expenses.
The Company did not incur any significant merger and acquisition costs related to the merger with RPAI during the three months ended September 30, 2023 and 2022.
Depreciation and amortization expense decreased $9.9 million, or 8.5%, due to the following (in thousands):

Net change three months ended September 30, 2022 to 2023
Properties or components of properties sold or held for sale during 2022 and/or 2023	$(1,811)
Properties under redevelopment or acquired during 2022 and/or 2023	976
Properties fully operational during 2022 and 2023 and other	(9,066)
Total	$(9,901)
The net decrease of $9.1 million in depreciation and amortization at properties that were fully operational during 2022 and 2023 is primarily due to the timing of placing assets in service and writing-off tenant-related assets as a result of tenant move-outs.
Based on the results of our evaluations for impairment, we recorded a $0.5 million impairment charge during the three months ended September 30, 2023 on Eastside, a retail operating property located in the Dallas MSA that qualified for held-for-sale accounting treatment as of September 30, 2023. No impairment charges were recorded during the three months ended September 30, 2022.

We recorded a net loss on sales of operating properties of $6.0 million for the three months ended September 30, 2023 on the sale of Reisterstown Road Plaza. We did not sell any properties during the three months ended September 30, 2022.
Interest expense decreased $0.7 million, or 2.8%, primarily due to favorable interest rate swaps, partially offset by higher interest costs related to our variable rate debt.
Comparison of Operating Results for the Nine Months Ended September 30, 2023 to the Nine Months Ended September 30, 2022
The following table reflects changes in the components of our consolidated statements of operations for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
Revenue:
Rental income	$612,889	$582,772	$30,117
Other property-related revenue	5,971	7,932	(1,961)
Fee income	3,868	6,603	(2,735)
Total revenue	622,728	597,307	25,421

Expenses:
Property operating	82,190	77,558	4,632
Real estate taxes	80,333	80,445	(112)
General, administrative and other	41,800	41,977	(177)
Merger and acquisition costs	—	1,006	(1,006)
Depreciation and amortization	323,463	357,096	(33,633)
Impairment charges	477	—	477
Total expenses	528,263	558,082	(29,819)

Gain on sales of operating properties, net	22,468	27,126	(4,658)

Operating income	116,933	66,351	50,582
Other (expense) income:
Interest expense	(78,114)	(77,449)	(665)
Income tax (expense) benefit of taxable REIT subsidiary	(84)	259	(343)
Equity in loss of unconsolidated subsidiaries	(173)	(56)	(117)
Other income (expense), net	1,657	(207)	1,864
Net income (loss)	40,219	(11,102)	51,321
Net income attributable to noncontrolling interests	(700)	(408)	(292)
Net income (loss) attributable to common shareholders	$39,519	$(11,510)	$51,029

Property operating expense to total revenue ratio	13.2%	13.0%
Rental income (including tenant reimbursements) increased $30.1 million, or 5.2%, due to the following (in thousands):

Net change nine months ended September 30, 2022 to 2023
Properties or components of properties sold or held for sale during 2022 and/or 2023	$(3,779)
Properties under redevelopment or acquired during 2022 and/or 2023	9,170
Properties fully operational during 2022 and 2023 and other	24,726
Total	$30,117
The net increase of $24.7 million in rental income for properties that were fully operational during 2022 and 2023 is primarily due to increases in the following: (i) base minimum rent of $13.5 million due to an increase in occupancy, (ii) tenant reimbursements of $4.9 million due to higher recoverable common area maintenance expenses, (iii) overage rent of $1.8 million due to improved tenant performance, and (iv) lease termination income of $1.7 million, along with a decrease in bad debt expense of $1.2 million. These variances were partially offset by a decrease in ancillary income of $0.4 million.

Other property-related revenue primarily consists of parking revenues, gains on the sale of land and other miscellaneous activity. This revenue decreased by $2.0 million primarily as a result of lower gains on sales of undepreciated assets recognized during the nine months ended September 30, 2023 and a decrease in parking revenue due to the sale of Pam Am Plaza Garage in June 2023.
We recorded fee income of $3.9 million and $6.6 million during the nine months ended September 30, 2023 and 2022, respectively, from property management and development services provided to third parties and unconsolidated joint ventures. The decrease in fee income is primarily related to a decrease in development fees earned related to the development of a corporate campus for Republic Airways at Hamilton Crossing Centre.
Property operating expenses increased $4.6 million, or 6.0%, due to the following (in thousands):

Net change nine months ended September 30, 2022 to 2023
Properties or components of properties sold or held for sale during 2022 and/or 2023	$(1,218)
Properties under redevelopment or acquired during 2022 and/or 2023	1,030
Properties fully operational during 2022 and 2023 and other	4,820
Total	$4,632
The net increase of $4.8 million in property operating expenses for properties that were fully operational during 2022 and 2023 is primarily due to increases of $2.8 million in non-recoverable operating expenses, $1.3 million in landscaping and repairs and maintenance expense, and $0.3 million in utilities, partially offset by a $0.3 million decrease in insurance expense. As a percentage of revenue, property operating expenses increased from 13.0% to 13.2% due to an increase in expenses in 2023.
Real estate taxes decreased $0.1 million, or 0.1%, due to the following (in thousands):

Net change nine months ended September 30, 2022 to 2023
Properties or components of properties sold or held for sale during 2022 and/or 2023	$(1,313)
Properties under redevelopment or acquired during 2022 and/or 2023	1,255
Properties fully operational during 2022 and 2023 and other	(54)
Total	$(112)
The net decrease of $0.1 million in real estate taxes for properties that were fully operational during 2022 and 2023 is primarily due to a decrease in real estate tax assessments at certain properties in the portfolio in 2023, partially offset by lower real estate tax refunds received in 2023. The majority of real estate tax expense is recoverable from tenants and such recovery is reflected within rental income.
General, administrative and other expenses decreased $0.2 million, or 0.4%, primarily due to lower incremental head count and the timing of backfills, partially offset by an increase in executive transportation expenses.
The Company did not incur any significant merger and acquisition costs related to the merger with RPAI during the nine months ended September 30, 2023. The Company incurred $1.0 million of merger and acquisition costs during the nine months ended September 30, 2022, primarily consisting of professional fees and technology costs.
Depreciation and amortization expense decreased $33.6 million, or 9.4%, due to the following (in thousands):

Net change nine months ended September 30, 2022 to 2023
Properties or components of properties sold or held for sale during 2022 and/or 2023	$(6,925)
Properties under redevelopment or acquired during 2022 and/or 2023	4,023
Properties fully operational during 2022 and 2023 and other	(30,731)
Total	$(33,633)

The net decrease of $30.7 million in depreciation and amortization at properties that were fully operational during 2022 and 2023 is primarily due to certain assets with shorter useful lives that became fully depreciated during the prior year.
Based on the results of our evaluations for impairment, we recorded a $0.5 million impairment charge during the nine months ended September 30, 2023 on Eastside, a retail operating property located in the Dallas MSA that qualified for held-for-sale accounting treatment as of September 30, 2023. No impairment charges were recorded during the nine months ended September 30, 2022.
We recorded a net gain on sales of operating properties of $22.5 million for the nine months ended September 30, 2023 on the sale of Kingwood Commons, the undeveloped land and related parking garage at Pan Am Plaza, and Reisterstown Road Plaza compared to a net gain of $27.1 million on the sale of Plaza Del Lago and a portion of Hamilton Crossing Centre for the nine months ended September 30, 2022.
Interest expense increased $0.7 million, or 0.9%, primarily due to higher interest costs related to our variable rate debt, including borrowings on the $1.1 billion unsecured revolving credit facility (the “Revolving Facility”) that were used to repay mortgages payable at maturity, partially offset by favorable interest rate swaps.
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
When evaluating the properties that are included in the same property pool, we have established specific criteria for determining the inclusion of properties acquired or those recently under development. An acquired property is included in the same property pool when there is a full quarter of operations in both years subsequent to the acquisition date. Development and redevelopment properties are included in the same property pool four full quarters after the properties have been transferred to the operating portfolio. A redevelopment property is first excluded from the same property pool when the execution of a redevelopment plan is likely, and we (a) begin recapturing space from tenants or (b) the contemplated plan significantly impacts the operations of the property.
For the three and nine months ended September 30, 2023, the same property pool excludes the following:
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
The following table presents Same Property NOI and a reconciliation to net income (loss) attributable to common shareholders for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Number of properties in same property pool for the period(1)	175	175		175	175

Leased percentage at period end(2)	93.5%	94.7%	93.5%	94.7%
Economic occupancy percentage at period end(2)	91.3%	91.8%	91.3%	91.8%
Economic occupancy percentage(3)	91.6%	91.9%	92.2%	91.5%

Same Property NOI	$139,256	$133,061	4.7%	$415,170	$393,475	5.5%

Reconciliation of Same Property NOI to most directly comparable GAAP measure:
Net operating income – same properties	$139,256	$133,061		$415,170	$393,475
Net operating income – non-same activity(4)	12,809	14,417		41,167	39,226
Total property NOI	152,065	147,478	3.1%	456,337	432,701	5.5%
Other income, net	1,892	1,825		5,268	6,599
General, administrative and other	(13,917)	(14,859)		(41,800)	(41,977)
Merger and acquisition costs	—	(108)		—	(1,006)
Impairment charges	(477)	—		(477)	—
Depreciation and amortization	(105,930)	(115,831)		(323,463)	(357,096)
Interest expense	(25,484)	(26,226)		(78,114)	(77,449)
(Loss) gain on sales of operating properties, net	(5,972)	—		22,468	27,126
Net income attributable to noncontrolling interests	(107)	(116)		(700)	(408)
Net income (loss) attributable to common shareholders	$2,070	$(7,837)		$39,519	$(11,510)
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
(2)Decrease in leased and economic occupancy percentages is primarily attributable to the Bed Bath & Beyond Inc. bankruptcy.
(3)Excludes leases that are signed but for which tenants have not yet commenced the payment of cash rent; calculated as a weighted average based on the timing of cash rent commencement and expiration during the period.
(4)Includes non-cash activity across the portfolio as well as NOI from properties not included in the same property pool, including properties sold during both periods.
Our Same Property NOI increased 4.7% for the three months ended September 30, 2023 compared to the same period of the prior year primarily due to higher base rent driven by positive new and renewal leasing spreads, contractual rent growth, an increase in overage rent, and lower bad debt expense.
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
Our calculations of FFO and reconciliation to net income and FFO, as adjusted, for the three and nine months ended September 30, 2023 and 2022 (unaudited) are as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$2,177	$(7,721)	$40,219	$(11,102)
Less: net income attributable to noncontrolling interests in properties	(67)	(209)	(201)	(535)
Less: loss (gain) on sales of operating properties, net	5,972	—	(22,468)	(27,126)
Add: impairment charges	477	—	477	—
Add: depreciation and amortization of consolidated and unconsolidated entities, net of noncontrolling interests	106,171	116,186	324,216	358,161
FFO of the Operating Partnership(1)	114,730	108,256	342,243	319,398
Less: Limited Partners’ interests in FFO	(1,685)	(1,437)	(4,739)	(3,932)
FFO attributable to common shareholders(1)	$113,045	$106,819	$337,504	$315,466
FFO per share of the Operating Partnership – diluted	$0.51	$0.49	$1.54	$1.44

FFO of the Operating Partnership(1)	$114,730	$108,256	$342,243	$319,398
Add: merger and acquisition costs	—	108	—	1,006
Less: prior period collection impact	—	(691)	—	(2,745)
FFO, as adjusted, of the Operating Partnership	$114,730	$107,673	$342,243	$317,659
FFO, as adjusted, per share of the Operating Partnership – diluted	$0.51	$0.48	$1.54	$1.43
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
The following table presents a reconciliation of our EBITDA, Adjusted EBITDA and Annualized Adjusted EBITDA to net income (the most directly comparable GAAP measure) and a calculation of Net Debt to Adjusted EBITDA (in thousands):

Three Months Ended September 30, 2023
Net income	$2,177
Depreciation and amortization	105,930
Interest expense	25,484
Income tax expense of taxable REIT subsidiary	68
EBITDA	133,659
Unconsolidated Adjusted EBITDA	591
Impairment charges	477
Loss on sales of operating properties, net	5,972
Other income and expense, net	(903)
Noncontrolling interests	(197)
Adjusted EBITDA	139,599

Annualized Adjusted EBITDA(1)	$558,394

Company share of Net Debt:
Mortgage and other indebtedness, net	$2,868,828
Plus: Company share of unconsolidated joint venture debt	51,738
Less: Partner share of consolidated joint venture debt(2)	(9,861)
Less: cash, cash equivalents, and restricted cash	(61,410)
Less: debt discounts, premiums and issuance costs, net	(25,626)
Company share of Net Debt	$2,823,669
Net Debt to Adjusted EBITDA	5.1x
(1)Represents Adjusted EBITDA for the three months ended September 30, 2023 (as shown in the table above) multiplied by four.
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
As of September 30, 2023, we had approximately $52.3 million in cash and cash equivalents on hand, $6.0 million in restricted cash and escrow deposits, $1.1 billion of remaining availability under the Revolving Facility, and no debt maturities until June 2024. During the nine months ended September 30, 2023, we originated a 10-year $95.1 million mortgage payable at a fixed interest rate of 5.36% secured by the multifamily rental portion of the expansion project at One Loudoun Downtown – Pads G & H and repaid the $95.0 million principal balance of the 4.23% senior unsecured notes due 2023 using available cash on hand. We believe we will have adequate liquidity over the next 12 months and beyond to operate our business and meet our cash requirements.
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
Our Principal Capital Resources
For a discussion of cash generated from operations, see “Cash Flows” beginning on page 42. In addition to cash generated from operations, our other principal capital resources are discussed below.
Over the last several years, we have made substantial progress in enhancing our liquidity position and reducing our leverage and borrowing costs. We continue to focus on a balanced approach to growth and staggering debt maturities in order to retain our financial flexibility.
As of September 30, 2023, we had approximately $1.1 billion available under the Revolving Facility for future borrowings. We also had $52.3 million in cash and cash equivalents as of September 30, 2023.
We were in compliance with all applicable financial covenants under the Revolving Facility, unsecured term loans and senior unsecured notes as of September 30, 2023.
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
In February 2021, the Company and the Operating Partnership entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with each of BofA Securities, Inc., Citigroup Global Markets Inc., KeyBanc Capital Markets Inc. and Raymond James & Associates, Inc., pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $150.0 million of its common shares of beneficial interest, $0.01 par value per share under an at-the-market offering program (the “ATM Program”). In November 2021, the Company and the Operating Partnership amended the Equity Distribution Agreement to reflect their filing of a shelf registration statement on November 16, 2021 with the SEC. The Operating Partnership intends to use the net proceeds, if any, to repay borrowings under the Revolving Facility and other indebtedness and for working capital and other general corporate purposes. The Operating Partnership may also use the net proceeds for acquisitions of operating properties and the development or redevelopment of properties, although there are currently no understandings, commitments or agreements to do so. As of September 30, 2023, the Company has not sold any common shares under the ATM Program.
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

Our Principal Liquidity Needs
Short-Term Liquidity Needs
Near-Term Debt Maturities. As of September 30, 2023, we had no secured debt, excluding scheduled monthly principal payments, and $269.6 million of unsecured debt scheduled to mature prior to September 30, 2024. We believe we have sufficient liquidity to repay these obligations from cash on hand and borrowings on the Revolving Facility.
Other Short-Term Liquidity Needs. The requirements for qualifying as a REIT and for a tax deduction for some or all of the dividends paid to shareholders necessitate that we distribute at least 90% of our taxable income on an annual basis. Such requirements cause us to have substantial liquidity needs over both the short and long term. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our operating properties, scheduled interest and principal payments on our debt of approximately $30.0 million and $1.3 million, respectively, for the remainder of 2023, expected dividend payments to our common shareholders and Common Unit holders, and recurring capital expenditures.
In July 2023, our Board of Trustees declared a cash distribution of $0.24 per common share and Common Unit for the third quarter of 2023. This distribution was paid on October 13, 2023 to common shareholders and Common Unit holders of record as of October 6, 2023. Future distributions, if any, are at the discretion of the Board of Trustees, who will continue to evaluate our sources and uses of capital, liquidity position, operating fundamentals, maintenance of our REIT qualification and other factors they may deem relevant. We believe we have sufficient liquidity to pay any dividend from cash on hand and borrowings on the Revolving Facility.
Other short-term liquidity needs include expenditures for tenant improvements, external leasing commissions and recurring capital expenditures. During the nine months ended September 30, 2023, we incurred $13.4 million for recurring capital expenditures on operating properties and $65.4 million for tenant improvements and external leasing commissions, which includes costs to re-lease anchor space at our operating properties related to tenants open and operating as of September 30, 2023 (excluding development and redevelopment properties). We currently anticipate incurring approximately $100 million of additional major tenant improvement costs related to leasing activity for space that is currently vacant at a number of our operating properties over the next 12 to 18 months. We believe we have the ability to fund these costs through cash flows from operations or borrowings on the Revolving Facility. In 2023, certain retailers have filed for bankruptcy protection including Bed Bath & Beyond Inc., a tenant that, as of December 31, 2022, occupied 613,000 square feet across 23 locations in our portfolio and generated $8.3 million of annualized base rent. As part of its bankruptcy process, three of the former tenant’s leases were acquired by other retailers and the remaining leases were rejected. Re-leasing costs may be significant for the leases that were rejected, and we could experience a significant reduction in our revenues from those properties over the next 12 to 18 months.
During the nine months ended September 30, 2023, we completed major redevelopment construction activities at The Landing at Tradition – Phase II and placed this project in service. In addition, we began redevelopment activities at Edwards Multiplex – Ontario and reclassified this property from our operating portfolio into redevelopment. As of September 30, 2023, we had development projects under construction at the medical office building at Carillon and The Corner (IN). Our share of total estimated costs for these two projects is $91.6 million, of which our share of the expected funding requirement is estimated to be $59.7 million. As of September 30, 2023, we have incurred $27.1 million of these costs. We anticipate incurring the majority of the remaining costs for these projects over the next 24 months and believe we have the ability to fund these projects through cash flows from operations or borrowings on the Revolving Facility.
Share Repurchase Program
The Company has an existing share repurchase program under which it may repurchase, from time to time, up to a maximum of $300.0 million of its common shares (the “Share Repurchase Program”). The Company intends to fund any future repurchases under the Share Repurchase Program with cash on hand or availability under the Revolving Facility, subject to any applicable restrictions. The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will depend upon prevailing market conditions, regulatory requirements and other factors. In February 2023, the Company extended the Share Repurchase Program for an additional year so it will now terminate on February 28, 2024, if not terminated or extended prior to that date. As of September 30, 2023, the Company has not repurchased any shares under the Share Repurchase Program.

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
Commitments under Ground Leases. We are obligated under 12 ground leases for approximately 98 acres of land as of September 30, 2023. Most of these ground leases require fixed annual rent payments and the expiration dates of the remaining initial terms of these ground leases range from 2025 to 2092.
Capital Expenditures on Consolidated Properties
The following table summarizes cash capital expenditures for our development and redevelopment projects and other capital expenditures for the nine months ended September 30, 2023 (in thousands):

Nine Months Ended September 30, 2023
Active development and redevelopment projects	$21,110
Recurring operating capital expenditures (primarily tenant improvements) and other	77,584
Total	$98,694
We capitalize certain indirect costs such as interest, payroll, and other general and administrative costs related to these development activities. If we had experienced a 10% reduction in development and redevelopment activities, without a corresponding decrease in indirect project costs, we would have recorded additional expense of $0.3 million for the nine months ended September 30, 2023.
Debt Maturities
The following table summarizes the scheduled maturities and principal amortization of the Company’s indebtedness as of September 30, 2023, presented on a calendar year basis (in thousands):

	Secured Debt
	Scheduled Principal Payments	Term Maturities	Unsecured Debt	Total
2023	$1,260	$—	$—	$1,260
2024	5,121	—	269,635	274,756
2025	5,248	—	680,000	685,248
2026	5,381	—	589,000	594,381
2027	4,720	8,200	250,000	262,920
Thereafter	31,849	92,788	900,000	1,024,637
	$53,579	$100,988	$2,688,635	$2,843,202
Debt discounts, premiums and issuance costs, net				25,626
Total				$2,868,828

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
Impact of Changes in Credit Ratings on Our Liquidity
We have received investment grade corporate credit ratings from three nationally recognized credit rating agencies. These ratings did not change as of September 30, 2023.
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
Cash Flows
As of September 30, 2023, we had cash, cash equivalents and restricted cash of $58.3 million. We may be subject to concentrations of credit risk with regard to our cash and cash equivalents. We place our cash and short-term investments with highly rated financial institutions. While we attempt to limit our exposure at any point in time, occasionally such cash and investments may temporarily exceed the Federal Deposit Insurance Corporation (“FDIC”) and the Securities Investor Protection Corporation (“SIPC”) insurance limits. We also maintain certain compensating balances in several financial institutions in support of borrowings from those institutions. Such compensating balances were not material to the accompanying consolidated balance sheets.
Comparison of the Nine Months Ended September 30, 2023 to the Nine Months Ended September 30, 2022
Our cash flow activities are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
Net cash provided by operating activities	$291,177	$262,429	$28,748
Net cash used in investing activities	(55,483)	(13,694)	(41,789)
Net cash used in financing activities	(299,350)	(252,591)	(46,759)
Decrease in cash, cash equivalents and restricted cash	(63,656)	(3,856)	(59,800)
Cash, cash equivalents and restricted cash, at beginning of period	121,970	100,363
Cash, cash equivalents and restricted cash, at end of period	$58,314	$96,507
Cash provided by operating activities was $291.2 million for the nine months ended September 30, 2023 and $262.4 million for the same period of 2022. The cash flows were positively impacted from an increase in net operating income.
Cash used in investing activities was $55.5 million for the nine months ended September 30, 2023 and $13.7 million for the same period of 2022. Highlights of significant cash sources and uses in investing activities are as follows:
•We received net proceeds of $123.9 million from the sale of Kingwood Commons, the undeveloped land and related parking garage at Pan Am Plaza, and Reisterstown Road Plaza during the nine months ended September 30, 2023 compared to net proceeds of $65.4 million from the sale of Plaza Del Lago and a portion of Hamilton Crossing Centre during the nine months ended September 30, 2022;
•We acquired Prestonwood Place for $78.3 million during the nine months ended September 30, 2023 compared to the acquisitions of Pebble Marketplace, the two-tenant building adjacent to MacArthur Crossing, and Palms Plaza for $100.1 million during the nine months ended September 30, 2022;
•We received the proceeds from a $125.0 million short-term deposit that matured on April 7, 2022 during the nine months ended September 30, 2022; and

•Capital expenditures decreased by $7.8 million primarily related to the timing of capital projects along with a change in construction payables of $3.7 million for the nine months ended September 30, 2023.
Cash used in financing activities was $299.4 million for the nine months ended September 30, 2023 and $252.6 million for the same period of 2022. Highlights of significant cash sources and uses in financing activities are as follows:
•We borrowed $237.0 million on the Revolving Facility and received proceeds of $95.1 million from the origination of a mortgage payable during the nine months ended September 30, 2023 compared to borrowings of $145.0 million on the Revolving Facility and entering into a seven-year $300.0 million unsecured term loan during the nine months ended September 30, 2022;
•We repaid (i) $198.0 million of borrowings on the Revolving Facility, (ii) $174.1 million of mortgages payable, and (iii) the $95.0 million principal balance of the 4.23% senior unsecured notes due 2023 during the nine months ended September 30, 2023 compared to repayments of (i) $200.0 million of borrowings on the Revolving Facility, (ii) a $200.0 million unsecured term loan that was scheduled to mature in 2023, and (iii) $158.2 million of mortgages payable during the nine months ended September 30, 2022; and
•We made distributions to common shareholders and holders of common partnership interests in the Operating Partnership of $160.0 million during the nine months ended September 30, 2023 compared to distributions of $133.4 million during the nine months ended September 30, 2022.
Critical Accounting Estimates
We based the discussion and analysis of our financial condition and results of operations upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There were no changes made by management to the critical accounting policies in the three months ended September 30, 2023. We discuss the most critical estimates in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 21, 2023.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk Related to Fixed and Variable Rate Debt
As of September 30, 2023, we had $2.9 billion of outstanding consolidated indebtedness (inclusive of net unamortized debt discounts, premiums and issuance costs of $25.6 million). In addition, we were party to various consolidated interest rate hedge agreements totaling $975.0 million with maturities over various terms through 2026. Reflecting the effects of these hedge agreements, our fixed and variable rate debt would have been $2.6 billion (93%) and $211.6 million (7%), respectively, of our total consolidated indebtedness as of September 30, 2023.
As of September 30, 2023, we had $269.6 million of fixed rate debt scheduled to mature within the next 12 months. A 100-basis point change in interest rates on this debt as of September 30, 2023 would change our annual cash flow by $2.7 million. A 100-basis point change in interest rates on our unhedged variable rate debt as of September 30, 2023 would change our annual cash flow by $2.1 million. Based upon the terms of our variable rate debt, we are most vulnerable to a change in short-term Secured Overnight Financing Rate (“SOFR”) interest rates.
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

Changes in Internal Control Over Financial Reporting
There has been no change in the Parent Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There has been no change in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the three months ended September 30, 2023, certain of our employees surrendered shares owned by them to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under the Company’s 2013 Equity Incentive Plan, as amended and restated as of May 11, 2022. These shares were repurchased by the Company.
The following table summarizes all of these repurchases during the three months ended September 30, 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(1)
July 1, 2023 to July 31, 2023	1,191	$22.35	N/A	$300,000,000
August 1, 2023 to August 31, 2023	—	$—	N/A	$300,000,000
September 1, 2023 to September 30, 2023	—	$—	N/A	$300,000,000
Total	1,191	$22.35
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Trading Arrangements
During the three months ended September 30, 2023, none of our officers or trustees adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

KITE REALTY GROUP TRUST

Date:	November 2, 2023	By:	/s/ JOHN A. KITE

John A. Kite
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	November 2, 2023	By:	/s/ HEATH R. FEAR

Heath R. Fear
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

KITE REALTY GROUP, L.P.
By: Kite Realty Group Trust, its sole general partner

Date:	November 2, 2023	By:	/s/ JOHN A. KITE

John A. Kite
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	November 2, 2023	By:	/s/ HEATH R. FEAR

Heath R. Fear
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)