Form 10-K
period 2023-12-31
KITE REALTY GROUP TRUST; Kite Realty Group, L.P.
filed 2024-02-20
CIK 1286043, 1636315

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second quarter was $4.9 billion based upon the closing price on the New York Stock Exchange on such date.
The number of Common Shares outstanding as of February 14, 2024 was 219,448,429 ($.01 par value).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement related to the Registrant’s Annual Meeting of Shareholders, scheduled to be held on May 7, 2024, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III, Items 10–14 of this Annual Report on Form 10-K as indicated herein.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the year ended December 31, 2023 of Kite Realty Group Trust, Kite Realty Group, L.P. and its subsidiaries. Unless stated otherwise or the context otherwise requires, references to “Kite Realty Group Trust” or the “Parent Company” mean Kite Realty Group Trust, and references to the “Operating Partnership” mean Kite Realty Group, L.P. and its consolidated subsidiaries. The terms “Company,” “we,” “us,” and “our” refer to the Parent Company and the Operating Partnership, collectively, and those entities owned or controlled by the Parent Company and/or the Operating Partnership.
The Operating Partnership is engaged in the ownership, operation, acquisition, development and redevelopment of high-quality, open-air shopping centers and mixed-use assets that are primarily grocery-anchored and located in high-growth Sun Belt markets and select strategic gateway markets in the United States, and the Parent Company conducts substantially all of its activities through the Operating Partnership and its wholly owned subsidiaries. The Parent Company is the sole general partner of the Operating Partnership and, as of December 31, 2023, owned approximately 98.4% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 1.6% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) are owned by the limited partners.
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
We believe it is important to understand the few differences between the Parent Company and the Operating Partnership in the context of how we operate as an interrelated consolidated company. The Parent Company has no material assets or liabilities other than its investment in the Operating Partnership. The Parent Company issues public equity from time to time but does not have any indebtedness as all debt is incurred by the Operating Partnership. In addition, the Parent Company currently does not nor does it intend to guarantee any debt of the Operating Partnership. The Operating Partnership has numerous wholly owned subsidiaries, and it also owns interests in certain joint ventures. These subsidiaries and joint ventures own and operate retail shopping centers and other real estate assets. The Operating Partnership is structured as a partnership with no publicly traded equity. Except for net proceeds from equity issuances by the Parent Company, which are contributed to the Operating Partnership in exchange for General Partner Units, the Operating Partnership generates the capital required by the business through its operations, its incurrence of indebtedness, and the issuance of Limited Partner Units to third parties.
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
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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
Risks, uncertainties and other factors that might cause such differences, some of which could be material, include but are not limited to:
•economic, business, banking, real estate and other market conditions, particularly in connection with low or negative growth in the U.S. economy as well as economic uncertainty (including a potential economic slowdown or recession, rising interest rates, inflation, unemployment, or limited growth in consumer income or spending);
•financing risks, including the availability of, and costs associated with, sources of liquidity;
•our ability to refinance, or extend the maturity dates of, our indebtedness;
•the level and volatility of interest rates;
•the financial stability of our tenants;
•the competitive environment in which we operate, including potential oversupplies of, or a reduction in demand for, rental space;
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
•the attractiveness of our properties to tenants, the actual and perceived impact of e-commerce on the value of shopping center assets, and changing demographics and customer traffic patterns;
•business continuity disruptions and a deterioration in our tenants’ ability to operate in affected areas or delays in the supply of products or services to us or our tenants from vendors that are needed to operate efficiently, causing costs to rise sharply and inventory to fall;
•risks related to our current geographical concentration of properties in the states of Texas, Florida, and North Carolina and the metropolitan statistical areas (“MSAs”) of New York, Atlanta, Seattle, Chicago, and Washington, D.C.;
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
Overview
Kite Realty Group Trust is a publicly held REIT that, through its majority-owned subsidiary, Kite Realty Group, L.P., owns interests in various operating subsidiaries and joint ventures engaged in the ownership, operation, acquisition, development, and redevelopment of high-quality, open-air shopping centers and mixed-use assets that are primarily grocery-anchored and located in high-growth Sun Belt markets and select strategic gateway markets in the United States. Following our merger with Retail Properties of America, Inc. (“RPAI”) in 2021, we became a top-five open-air shopping center REIT based upon market capitalization. We derive our revenue primarily from the collection of contractual rents and reimbursement payments from tenants under existing lease agreements at each of our properties. Therefore, our operating results depend materially on, among other things, the ability of our tenants to make required lease payments, the health and resilience of the U.S. retail sector, interest rate volatility, stability in the banking sector, job growth, the real estate market, and overall economic conditions.
As of December 31, 2023, we owned interests in 180 operating retail properties totaling approximately 28.1 million square feet and one office property with 0.3 million square feet. Of the 180 operating retail properties, 10 contain an office component. We also owned two development projects under construction as of this date and an additional two properties with future redevelopment opportunities. Our retail operating portfolio was 93.9% leased to a diversified retail tenant base, with no single retail tenant accounting for more than 2.7% of our total annualized base rent (“ABR”). In the aggregate, our largest 25 tenants accounted for 28.6% of our ABR. See Item 2. “Properties” for a list of our top 25 tenants by ABR.
Significant 2023 Activities
Operating Activities
•The Company realized net income attributable to common shareholders of $47.5 million for the year ended December 31, 2023;
•The Company generated Funds From Operations (“FFO”), as defined by NAREIT, of $453.3 million;
•Same Property Net Operating Income (“Same Property NOI”) grew by 4.8% in 2023 compared to 2022 primarily due to contractual rent growth, higher base rent driven by positive new and renewal leasing spreads, lower bad debt expense, and an increase in overage rent from certain tenants;
•In 2023, we executed new and renewal leases on 740 individual spaces representing approximately 4.9 million square feet of retail space, achieving a blended cash leasing spread of 14.3% on 552 comparable leases. The blended cash leasing spread for comparable new and non-option renewal leases was 22.7%; and
•Our operating retail portfolio ABR per square foot was $20.70 as of December 31, 2023, an increase of $0.68 (or 3.4%) from the end of the prior year.
Financing and Capital Activities
•We ended the year with full borrowing capacity on our $1.1 billion unsecured revolving credit facility (the “Revolving Facility”);
•We originated a 10-year $95.1 million mortgage payable at a fixed interest rate of 5.36% secured by the multifamily rental portion of the expansion project at One Loudoun Downtown – Pads G & H;
•We repaid the $95.0 million principal balance of the 4.23% senior unsecured notes due 2023;
•In January 2024, we completed a public offering of $350.0 million aggregate principal amount of 5.50% senior unsecured notes due 2034 (“Notes Due 2034”);

•We acquired Prestonwood Place (Dallas/Ft. Worth MSA) for a gross purchase price of $81.0 million;
•We completed major development construction activities at The Landing at Tradition – Phase II (Port St. Lucie, FL MSA) and placed this project in service;
•We received gross proceeds of $142.1 million from the sale of Kingwood Commons (Houston MSA), the undeveloped land and related parking garage at Pan Am Plaza (Indianapolis MSA), Reisterstown Road Plaza (Baltimore MSA), and Eastside (Dallas/Ft. Worth MSA); and
•We declared cash dividends totaling $0.97 per share during 2023.
We have $269.6 million of debt principal scheduled to mature through December 31, 2024, which we expect will be satisfied with proceeds from the Notes Due 2034, a net debt to EBITDA ratio of 5.1x and approximately $36.4 million in cash on hand as of December 31, 2023. We have investment grade corporate credit ratings from all three major credit rating agencies.
Business Objectives and Strategies
Our primary business objectives are to (i) increase the cash flow and value of our properties, (ii) achieve sustainable long-term growth, and (iii) maximize shareholder value primarily through the ownership, operation, acquisition, development and redevelopment of high-quality, open-air shopping centers and mixed-used assets that are primarily grocery-anchored and located in high-growth Sun Belt markets and select strategic gateway markets. We invest in properties with well-located real estate and strong demographics, and we use our leasing and management strategies to improve the long-term value and economic returns of our properties. We believe that certain of our properties represent attractive opportunities for profitable redevelopment, renovation, densification, and expansion.
We seek to implement our business objectives through the following strategies, each of which is further described in the sections that follow:
•Operating Strategy: Maximize the internal growth in revenue from our operating properties by leasing and re-leasing to a strong and diverse group of retail and mixed-use tenants at increasing rental rates, when possible, and redeveloping or renovating certain properties to make them more attractive to existing and prospective tenants and customers;
•Financing and Capital Preservation Strategy: Maintain a strong balance sheet with flexibility to fund our operating and investment activities. Funding sources include the public equity and debt markets, our Revolving Facility with $1.1 billion of borrowing capacity as of December 31, 2023, secured debt, internally generated funds, proceeds from selling land and properties that no longer fit our strategy, and potential strategic joint ventures; and
•Growth Strategy: Prudently use available cash flow, targeted asset recycling, equity and debt capital to selectively acquire additional retail properties and redevelop or renovate existing properties where we believe investment returns would meet or exceed internal benchmarks.
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
We successfully executed our operating strategy in 2023 in a number of ways, as best evidenced by our strong growth in Same Property NOI of 4.8%. Additionally, our leasing platform continues to perform at a high level as evidenced by the execution of 740 new and renewal leases representing approximately 4.9 million square feet during the year ended December 31, 2023. Our leased to occupied spread represents approximately $31.0 million of net operating income (“NOI”), the majority of which is expected to commence in 2024. We have placed significant emphasis on maintaining a strong and diverse tenant mix, which has resulted in no tenant accounting for more than 2.7% of our ABR. See Item 2. “Properties” for a list of our top tenants by gross leasable area (“GLA”) and ABR.
Financing and Capital Strategy. We finance our acquisition, development, redevelopment, leasing and re-leasing activities using the most advantageous sources of capital available to us at the time. These sources may include (i) the reinvestment of cash flows generated by operations, (ii) the reinvestment of net proceeds from the disposition of assets, (iii) the incurrence of additional indebtedness through secured or unsecured borrowings, (iv) entering into real estate joint ventures, and (v) the sale of common or preferred shares through public offerings or private placements.
Our primary financing and capital strategy is to maintain a strong balance sheet and enhance our flexibility to fund operating and investment activities in the most cost-effective way. We consider a number of factors when evaluating the amount and type of additional indebtedness we may elect to incur. Among these factors are (i) the construction costs or purchase price of properties to be developed or acquired, (ii) the estimated market value of our properties and the Company as a whole upon consummation of the financing, and (iii) the ability to generate durable cash flows to cover expected debt service.
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
•issuing unsecured bonds in the public markets and securing property-specific long-term, non-recourse financing; and
•entering into joint venture arrangements in order to access less expensive capital and mitigate risk.

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
•completing our two active development and redevelopment projects at Carillon medical office building and The Corner – IN;
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
•the current and projected cash flows and market value of the property and the potential to increase cash flows and market value if the property were to be successfully re-leased or redeveloped;
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
During 2023, we acquired one asset for a gross purchase price of $81.0 million and generated aggregate gross proceeds of $142.1 million from property dispositions.
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
We face significant competition in our efforts to lease available space to prospective tenants at our properties. The nature of the competition for tenants varies based on the characteristics of each local market in which we own properties. We believe that the principal competitive factors in attracting tenants in our market areas are location, demographics, rental rates, the presence of anchor tenants, competitor shopping centers in the same geographic area and the maintenance, appearance, access and traffic patterns of our properties. There can be no assurance that in the future we will be able to compete successfully with our competitors in our development, acquisition and leasing activities.

Government Regulation
We are subject to a variety of federal, state, and local environmental, health, safety and similar laws, including:
Americans with Disabilities Act and Other Regulations. Our properties must comply with Title III of the Americans with Disabilities Act (the “ADA”) to the extent that such properties are public accommodations as defined by the ADA. The ADA may require removal of structural barriers to allow access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe our existing properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, noncompliance with the ADA could result in orders requiring us to spend substantial sums to cure violations, pay attorneys’ fees or other amounts. The obligation to make readily accessible accommodations is an ongoing one, and we will continue to assess our properties and make alterations as appropriate in this respect. In addition, our properties are subject to fire and safety regulations, building codes and other land use regulations.
Affordable Care Act. We may be subject to excise taxes under the employer mandate provisions of the Affordable Care Act (the “ACA”) if we (i) do not offer health care coverage to substantially all of our full-time employees and their dependents or (ii) do not offer health care coverage that meets the ACA’s affordability and minimum value standards. The excise tax is based on the number of full-time employees. We do not anticipate being subject to a penalty under the ACA; however, even in the event that we are, any such penalty would be less than $1.0 million, as we had 229 full-time employees as of December 31, 2023.
Environmental Regulations. Some properties in our portfolio contain, may have contained or are adjacent to or near other properties that have contained or currently contain underground storage tanks for petroleum products or other hazardous or toxic substances. These storage tanks may have released, or have the potential to release, such substances into the environment.
In addition, some of our properties have tenants that may use hazardous or toxic substances in the routine course of their businesses. In general, these tenants have covenanted in their lease agreements with us to use these substances, if any, in compliance with all environmental laws and agreed to indemnify us for any damages we may suffer as a result of their use of such substances and any contamination they cause. However, these lease provisions may not fully protect us in the event that a tenant becomes insolvent. Also, certain of our properties have contained asbestos-containing building materials (“ACBM”) and other properties may have contained such materials based on the date of their construction. Environmental laws require that ACBM be properly managed and maintained, and fines and penalties may be imposed on building owners or operators for failure to comply with these requirements. The laws also may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers.
Neither existing environmental, health, safety and similar laws nor the costs of our compliance with these laws has had a material adverse effect on our financial condition or results operations, and management does not believe that they will in the future. In addition, we have not incurred, and do not expect to incur, any material costs or liabilities due to environmental contamination at properties we currently own or operate or have owned or operated in the past. However, we cannot predict the impact of new or changed laws or regulations on properties we currently own or operate or may acquire or operate in the future.
With environmental sustainability becoming a national priority, we have continued to demonstrate our strong commitment to be a responsible corporate citizen through resource reduction and employee training that has resulted in reductions of energy consumption, waste and improved maintenance cycles.
Insurance
We have a wholly owned captive insurance company, Birch Property and Casualty, LLC (“Birch”), which insures the first layer of general liability insurance for our properties subject to certain limitations. Birch was formed as part of our overall risk management program and to stabilize insurance costs, manage exposure, and recoup expenses through the function of the captive program. We capitalized Birch in accordance with the applicable regulatory requirements.
We also carry comprehensive liability, fire, extended coverage, and rental loss insurance that covers all properties in our portfolio. We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, cost of the coverage, geographic locations of our assets and industry practice. Certain risks such as loss from riots, war or acts of God, and, in some cases, flooding are not insurable or the cost to insure over these events is cost prohibitive; therefore, we do not carry insurance for these losses. Some of our policies, such as those covering losses due to terrorism and floods, are insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses.

Offices
Our principal executive offices are located at 30 S. Meridian Street, Suite 1100, Indianapolis, IN 46204, and our telephone number is (317) 577-5600.
Human Capital
As of December 31, 2023, we had 229 full-time employees. The majority of these employees were based at our Indianapolis, Indiana headquarters though we also maintain regional offices across the United States. We believe our employees are the most important part of our business. We are committed to providing a work environment that attracts, develops and retains high-performing individuals and treats employees with dignity and respect.
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
We have achieved our targets of at least 30% diverse representation on our Board of Trustees and at least one female-chaired committee with the chairing of our Corporate Governance and Nominating Committee by a female trustee. As of December 31, 2023, approximately 51% of our workforce was female and minorities represented approximately 21% of our team.
Professional Development and Training
We believe a commitment to our employees’ learning and development through training, educational opportunities and mentorship is critical to our ability to continue to innovate. We focus on leadership development at every level of the organization. We align employees’ goals with our overall strategic direction to create a clear link between individual efforts and the long-term success of the Company and provide effective feedback on employees’ performance towards goals to ensure their growth and development. We use the following tools to recognize our employees, advance our talent pool and create a sustainable and long-term enterprise: (i) performance plans, (ii) talent recognition via our digital employee-to-employee Recognition Wall, (iii) Level Up award that recognizes employees who have made an extraordinary effort to help the Company achieve success, (iv) FOCUSED award that acknowledges employees who have embodied our FOCUSED values (forward-thinking, optimistic, collaborative, urgent, sound, empowered, and dedicated) throughout the year, and (v) individual development planning, along with reward packages. The Company also provides reimbursement for those seeking to further their education through degree or certification programs and in 2023, we implemented a learning management system to enhance our employees’ technical and professional development.
Community Development
We seek to foster a corporate culture where our many stakeholders, including our employees, engage in the topic of community development and collaborate to extend resources towards the advancement of this principle. We are proud to be an active citizen of the communities in which we operate. In furtherance of this commitment, we partner with and support local charitable organizations that we believe are contributing to the growth and development of the community and host dozens of free community events throughout our portfolio. Our Kite Cares initiative contributes to the welfare of local youth and those in need. The program’s efforts are community-focused and have included:
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
Environmental, Social and Governance Matters
The Company strives to be a responsible corporate citizen, and we recognize the importance that environmental, social, and governance (“ESG”) initiatives play in our ability to generate long-term, sustainable returns. In 2020, we formed a cross-functional task force (the “ESG Task Force”) that is comprised of senior leadership and members from a variety of functional areas and is led by our Chief Executive Officer. The ESG Task Force meets quarterly and focuses on setting, implementing, monitoring and communicating to our investors and other stakeholders our ESG strategy and related initiatives that are important and regularly reports to the Board of Trustees.
In July 2023, the ESG Task Force issued the Company’s annual Corporate Responsibility Report, which is published on our website and provides a comprehensive overview of our ESG strategies and initiatives. The Company is committed to implementing sustainable business practices at our properties and is actively undertaking multiple projects to make our operations more energy efficient and reduce our environmental impact. These current projects include:
•installing LED lighting in parking lots (72% of our properties have installed such LED lighting as of December 31, 2023, with a goal of 80% of the portfolio by the end of 2026);
•implementing smart meters and other initiatives aimed at water conservation, recycling and waste diversion (16% of our properties have implemented water efficiency measures, with a goal of 25% of the portfolio by the end of 2026);
•installing electric vehicle (“EV”) charging stations (240 charging stations have been installed across 24 properties for a total of 12% of the portfolio, with a goal of 20% of the portfolio by the end of 2026); and
•receiving IREM certifications (76 properties or 42% of the portfolio have received such certifications as of December 31, 2023, with a goal of 75% of the portfolio by the end of 2026).
In addition, we implemented a policy to transition landscaping in all future redevelopment projects to drought-tolerant landscape where permitted by code. Recent business initiatives encourage tenants to adopt green leases, also known as “high-performance” or “energy-aligned” leases, to equitably align the costs and benefits of energy and water efficiency investments for building owners and tenants based on principles and best practices from the Green Lease Leaders Reference Guide by the Institute for Market Transformation and the U.S. Department of Energy. The Company has continued its partnership with One Tree Planted, a non-profit organization committed to reforestation, and has planted over 35,000 new trees through its Project Green reforestation effort. We continue to evaluate potential actions that might reduce our carbon footprint or otherwise mitigate our environmental impact.
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
Inflation has increased significantly over the past two years and has remained elevated for a prolonged period with a slow downtrend despite continued restrictive monetary policy. The sharp rise in inflation has negatively impacted, and could continue to negatively impact, consumer confidence and spending and our tenants’ sales and overall health. This, in turn, has and could continue to put downward pricing pressure on rents that we are able to charge to new or renewing tenants, such that future rent spreads and, in some cases, our percentage rents, could be adversely impacted. Most of our leases contain provisions designed to mitigate the adverse impact of inflation, including stated rent increases and requirements for tenants to pay a share of operating expenses, including common area maintenance, real estate taxes, insurance or other operating expenses related to the maintenance of our properties, with escalation clauses in most leases. However, the stated rent increases or limits on such tenant’s obligation to pay its share of operating expenses could be lower than the increase in inflation at any given time. Inflation may also limit our ability to recover all our operating expenses. In addition, a portion of our leases are based on a fixed amount or fixed percentage that is not subject to adjustment for inflation. Increased inflation could have a more pronounced negative impact on our interest and general and administrative expenses, as these costs could increase at a higher rate than our rents charged to tenants. If we are unable to lower our operating costs when revenues decline and/or pass cost increases to our tenants, our financial performance could be materially and adversely affected.
Our business, financial condition, performance, and value are subject to risks and conditions associated with real estate assets and the real estate industry.
Our primary business is the ownership, operation, acquisition, and re/development of high-quality, open-air shopping centers and mixed-use and lifestyle assets. Our business, financial condition, results of operations, cash flows, per share trading price of our common shares, and ability to satisfy our debt service obligations and make distributions to our shareholders are subject to, and could be materially and adversely affected by, risks associated with acquiring, owning and operating such real estate assets. These risks include events and conditions that are beyond our control, such as periods of economic slowdown or recession, declines in the financial condition of our tenants, rising interest rates, difficulty in leasing vacant space or renewing existing tenants, a decline in the value of our assets, or the public perception that any of these events may occur. Additionally, certain costs of our business, such as insurance, real estate taxes, utilities, and corporate expenses, are relatively inflexible and generally do not decrease if a property is not fully occupied, rental rates decline, a tenant fails to pay rent, or other circumstances cause our revenues to decrease. If we are unable to lower our operating costs when revenues decline and/or pass cost increases to our tenants, our financial condition, operating results and cash flows could be materially and adversely impacted. Also, complying with the REIT requirements may cause us to forgo and/or liquidate otherwise attractive investments, which could have the effect of reducing our income and the amount available for distribution to our shareholders. Thus, compliance with the REIT requirements may hinder our ability to make or, in certain cases, maintain ownership of certain attractive investments, which would impact our financial condition, operating results and cash flows.
Ongoing challenges facing our retail tenants and non-owned anchor tenants, including bankruptcies, financial instability and consolidations, may have a material adverse effect on our business.
We derive the majority of our revenue from retail tenants who lease space from us at our properties, and our ability to generate cash from operations is dependent upon the base rent, expense recoveries and other income we are able to charge and collect. The success of our tenants in operating their businesses continues to be impacted by many current economic challenges, which impact their cost of doing business, including, but not limited to, their ability to rely on external sources to grow and operate their business, inflation, labor shortages, supply chain constraints, retail theft, violent crime, and increased energy prices and interest rates. Sustained weakness in certain sectors of the U.S. economy could result in the bankruptcy or weakened financial condition of a number of retailers, including some of our tenants, and an increase in store closures. Tenants may also choose to consolidate, downsize or relocate their operations for various reasons, including mergers or other restructurings. These events, or other similar events, and economic conditions are beyond our control and could affect the overall economy, as well as specific properties in our portfolio and our overall cash flow and results of operations, including the following, any of which could have a material adverse effect on our business:
•Collections. Tenants may have difficulty paying their rent and other charges due under their lease agreements on a timely basis or request rent deferrals, reductions or abatements.
•Leasing. Tenants may delay or cancel lease commencements, decline to extend or renew leases upon expiration, reduce the size of their lease, close certain locations or declare bankruptcy, which could result in the termination of the tenant’s lease with us and the related loss of rental income. Such terminations or cancellations could result in lease terminations or reductions in rent by other tenants in the same shopping center because of contractual co-tenancy termination or rent reduction rights contained in some leases.
•Re-leasing. We may be unable to re-lease vacated space at attractive rents or at all. In some cases, it may take extended periods of time or increased costs for renovations or concessions to re-lease a space. The inability to re-lease space at attractive rents, particularly if it involves a significant tenant or a non-owned anchor tenant in multiple locations, could have a material adverse effect on us.
Tenant bankruptcies could make it difficult for us to collect rent or make claims against a tenant in bankruptcy.
A bankruptcy filing by one of our tenants would legally prohibit us from collecting any unpaid rent from that tenant unless we receive an order from the bankruptcy court permitting us to do so. Such bankruptcies could delay, reduce, or ultimately preclude the collection of amounts owed to us, including both past and future rent. A tenant in bankruptcy may attempt to renegotiate their lease or request significant rent concessions. If a lease is assumed by a tenant in bankruptcy, all pre-bankruptcy amounts owed under the lease must be paid to us in full. However, if a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages that may be paid only to the extent that funds are available and in the same percentage as is paid to all other holders of unsecured claims. As a result, it is likely that we would recover substantially less than the full value of any unsecured claim we hold from a tenant in bankruptcy, which would result in a reduction in our cash flows and could have a material adverse effect on us. In 2023, certain retailers filed for bankruptcy protection including Bed Bath & Beyond Inc., a tenant that, as of December 31, 2022, occupied 613,000 square feet across 23 locations in our portfolio and generated $8.3 million of ABR. As part of its bankruptcy process, three of Bed Bath & Beyond’s leases were acquired by other retailers and the remaining leases were rejected. Re-leasing costs may be significant for the leases that were rejected, and we could experience a significant reduction in our revenues from those properties over the next 12 to 18 months, which could adversely affect our financial condition, operating results and cash flows.
The growth of e-commerce may impact our tenants and our business.
Retailers continue to rely on e-commerce, which could have a material adverse impact on some of our tenants and affect decisions made by current and prospective tenants in leasing space and how they compete and innovate in a rapidly changing retail environment, including potentially reducing the size or number of their retail locations in the future. We cannot predict with certainty how changes in e-commerce will impact the demand for space or the revenue generated at our properties in the future. We continue to aggressively respond to these trends and are heavily focused on anchoring and diversifying our properties with tenants whose businesses are either more resistant to, or synergistic with, e-commerce as well as adapting our properties to allow our tenants to serve as last-mile fulfillment centers. In addition, changes in consumer buying practices and shopping trends may also impact the financial condition of retailers that do not adapt to changes in market conditions. The risks associated with e-commerce could have a material adverse effect on the business outlook and financial results of our present and future tenants, which, in turn, could have a material adverse effect on us.
We face significant competition, which may impact our rental rates, leasing terms and capital improvements.
We compete for tenants with numerous developers, owners and operators of retail shopping centers, and regional and outlet malls, including institutional investors and other REITs. As of December 31, 2023, leases representing approximately 8.3% of our total retail ABR were scheduled to expire in 2024. Our competitors may have greater capital resources than we do or be willing to offer lower rental rates or more favorable terms to tenants, such as substantial rent reductions or abatements, tenant allowances or other improvements, and/or early termination rights, which may pressure us to reduce our rental rates, undertake unexpected capital improvements or offer other terms less favorable to us, which could adversely affect our financial condition. Additionally, if retailers or consumers perceive that shopping at other locations is more convenient, cost-effective or otherwise more attractive, our revenues and results of operations also may suffer. There can be no assurance that we will be able to compete successfully in our development, acquisition and leasing activities in the future.
We have properties that are geographically concentrated; thus, a prolonged economic downturn in certain states and regions could materially and adversely affect our financial condition and results of operations.
Economic conditions in markets where our properties are concentrated can greatly influence our financial performance. The specific markets in which we operate may face challenging economic conditions that could persist into the future. In particular, as of December 31, 2023, rents from our retail properties in the states of Texas, Florida, Maryland, North Carolina, and Virginia comprised 26.4%, 11.5%, 5.9%, 5.7%, and 5.4% of our ABR, respectively. This level of concentration could expose us to greater market-dependent economic risks than if we owned properties in more geographic regions. Adverse economic or real estate trends in these states or the surrounding regions or any decrease in demand for retail space resulting from the local regulatory environment, business climate or fiscal problems in these states could materially and adversely affect us and our profitability and may limit our ability to meet our financial obligations.
Uninsured losses or losses in excess of insurance coverage could materially and adversely affect us.
We do not carry insurance for generally uninsurable losses such as loss from riots, war or acts of God and, in some cases, floods. In addition, insurance companies may no longer offer coverage against certain types of losses such as environmental liabilities or other catastrophic events or, if offered, the expense of obtaining such coverage may not be justified. Some of our insurance policies, such as those covering losses due to terrorism and floods, are insured subject to limitations, and in the future, we may be unable to renew or duplicate our current insurance coverage at adequate levels or at reasonable prices. Given the continued increase in extreme climate-related events, we have continued to experience a significant increase in insurance rates for property insurance since 2022 and may continue to do so in the future. The rates for casualty insurance have also continued to increase significantly due to an increase in litigation. In addition, tenants generally are required to indemnify and hold us harmless from liabilities resulting from injury to persons or damage to personal or real property on the premises due to activities conducted by them (including, without limitation, any environmental contamination) and, at the tenant’s expense, obtain and keep in full force during the term of the lease liability and property damage insurance policies. However, tenants may not properly maintain their insurance policies or have the ability to pay the deductibles associated with them. If we experience a loss that is uninsured or exceeds our policy limits, we could lose all or a portion of the capital we have invested in the damaged property, as well as the anticipated future cash flows, but remain obligated for any recourse indebtedness even if the property was irreparably damaged. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it impractical or undesirable to use insurance proceeds to replace a property after it has been damaged or destroyed. As a result, our financial condition, operating results and cash flows could be materially and adversely affected.

Developments and redevelopments have inherent risks that could adversely impact us.
As of December 31, 2023, we had development projects under construction at Carillon medical office building and The Corner – IN in which we have invested a total of $29.6 million to date, and based on our current plans and estimates, we anticipate that it will require approximately $59.7 million of additional investment from us to complete these projects. We also had seven redevelopment opportunities currently in the planning stage, including de-leasing space and evaluating development plans and costs with potential tenants and partners. Some of these plans include non-retail uses such as multifamily housing. New development and redevelopment projects are subject to a number of risks, including the following:
•expenditure of capital and time on projects that may not be pursued or completed;
•failure or inability to obtain construction or permanent financing on favorable terms or at all;
•inability to secure necessary zoning or regulatory approvals;
•higher than estimated construction or operating costs, including labor and material costs, including as a result of inflation;
•inability to complete construction on schedule due to a number of factors, including labor and supply chain disruptions and shortages, inclement weather, or natural disasters such as fires, earthquakes or floods;
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
In deciding whether to develop or redevelop a particular property, we make certain assumptions regarding the expected future performance of that property, which could materially and adversely affect our financial performance. If a development or redevelopment project is unsuccessful, our entire investment could be at risk for loss, or an impairment charge could occur. In addition, new development and significant redevelopment activities, regardless of whether they are ultimately successful, typically require substantial time and attention from management.
Pandemics and other health crises could negatively impact our business, financial performance and condition, operating results and cash flows.
A future public health crisis, such as the one experienced during the COVID-19 pandemic, could have significant repercussions across domestic and global economies, including the retail sector within the U.S., and the financial markets. Factors that may negatively impact our ability to operate successfully as a result of a pandemic or other health crises, include, among others:
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
The full extent of the impact of a pandemic on our business is largely uncertain and dependent on a number of factors beyond our control, and we are not able to estimate with any degree of certainty the effect a pandemic or other health crises or measures intended to curb its spread could have on our business, results of operations, financial condition and cash flows.

We and our tenants face risks related to cybersecurity attacks that could cause loss of confidential information and other business disruptions.
We and our tenants rely extensively on information technology (“IT”) systems to process transactions and manage our respective businesses, and as a result, we are at risk from, and may be impacted by, cybersecurity incidents. These cybersecurity incidents could include (i) unintentional or malicious attempts to gain unauthorized access to, or acquisition of, our data and/or IT systems by individuals, including employees or contractors, or sophisticated organizations using advanced hacking tools and techniques such as artificial intelligence (“AI”); (ii) failures during routine operations such as system upgrades or user errors; (iii) network or hardware failures; or (iv) the introduction of malicious or disruptive software. Such cybersecurity incidents may involve social engineering, business email compromise, cyber extortion, ransomware, denial of service, or attempts to exploit vulnerabilities, or may be predicated by geopolitical events, natural disasters, failures or impairments of telecommunications networks, or other catastrophic events.
A cybersecurity incident could compromise the confidential information of our employees, tenants, and vendors, disrupt the proper functioning of our networks, result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines, impede our ability to maintain the building systems that our tenants rely on for the efficient use of their leased space, require significant management attention to remedy any damages, result in reputational damage to ourselves or our tenants, or lead to potential litigation or regulatory investigation, increased oversight, or fines. Increased regulation of data collection, use and retention practices, including self-regulation and industry standards, changes in existing laws and regulations, enactment of new laws and regulations, increased enforcement activity, and changes in the interpretation of laws, could increase our cost of compliance and operations, limit our ability to grow our business, or otherwise harm us.
We employ a variety of measures to prevent, detect, respond to, and recover from cybersecurity threats; however, there is no guarantee such efforts will be successful in preventing a cybersecurity incident. We have identified and expect to continue to identify cyberattacks and other cybersecurity incidents on our IT systems and those of third parties, including through e-mail phishing attempts and scams, but none of the cybersecurity incidents we have identified to date has had a material impact on our business or operations. The interpretation and application of cybersecurity and data protection laws and regulations are often uncertain and evolving. As a result, there can be no assurance that our security measures will be deemed adequate, appropriate, or reasonable by a regulator or court. Moreover, even security measures that are deemed appropriate, reasonable, and/or in accordance with applicable legal requirements may be unable to protect the information we maintain.
Additionally, we rely on a number of service providers and vendors to provide important software, tools and services and operational functions, including payroll, accounting, budgeting and lease management. As a result, cybersecurity risks at these service providers and vendors create additional risks for our information and business. While we may be entitled to damages if our service providers and vendors fail to satisfy their security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. A cybersecurity incident impacting us directly or through our third parties may result in the disruption of our operations, material harm to our financial condition, cash flows and the market price of our common shares, misappropriation of our assets, compromise or corruption of confidential information collected while conducting our business, liability for stolen information or assets, increased cybersecurity protection and insurance costs, regulatory enforcement, litigation, and damage to our stakeholder relationships and reputation. Although we make efforts to maintain the security and integrity of our IT networks and related systems on which we rely, there can be no assurance that our efforts and measures or those of our third-party service providers will be effective or that attempted cyberattacks or disruptions would not be successful or damaging.
While we have obtained cybersecurity insurance, there are no assurances that the coverage would be adequate in relation to any incurred losses. Moreover, as cyberattacks increase in frequency and magnitude, we may be unable to obtain cybersecurity insurance in amounts and on terms we view as adequate for our operations in the future.
We may be unable to obtain additional capital through the debt and equity markets on favorable terms or at all.
Due in part to the distribution requirements of being a REIT, we may be unable to fund all our future capital needs with income from operations. Consequently, we may rely on external sources of capital. Our access to external capital depends on several factors, including general market conditions, our current and potential future earnings, the market’s perception of our growth potential and risk profile, and our cash distributions. Disruptions in the financial markets could impact the overall amount of debt and equity capital available, our ability to access new capital on acceptable terms, lower loan to value ratios, and cause a tightening of lender underwriting standards and terms and higher interest rate spreads. As a result, we may be unable to refinance or extend our existing indebtedness on favorable terms or at all. We have $269.6 million of debt principal scheduled to mature through December 31, 2024, which we expect will be satisfied with proceeds from the Notes Due 2034 that were issued in January 2024. Our inability to obtain debt or equity capital on favorable terms or at all could result in the disruption of our ability to (i) operate, maintain or reinvest in our portfolio; (ii) dispose of properties on favorable terms due to an immediate need for capital; (iii) repay or refinance our indebtedness on or before maturity; (iv) acquire or develop properties when strategic opportunities exist, or (v) make distributions to our shareholders, all of which could have a material adverse effect on our business. If economic conditions deteriorate in any of our markets, we may have to seek less attractive, alternative sources of financing and adjust our business plan accordingly.
We have a significant amount of indebtedness outstanding and high interest rates could materially adversely affect us.
As of December 31, 2023, we had approximately $2.8 billion of consolidated indebtedness outstanding, of which $172.0 million bore interest at variable rates after giving effect to interest rate swaps. Due to the high inflation environment, the U.S. Federal Reserve sharply raised short-term interest rates in 2022 and 2023 to curtail the high inflation levels, which has caused our borrowing costs to rise. The U.S. Federal Reserve may continue to raise interest rates, which could adversely impact the U.S. economy, including slowing economic growth and potentially causing a recession. In addition, increases in interest rates negatively affect the terms under which we are able to refinance our outstanding debt as it matures, to the extent we have not hedged our exposure to changes in interest rates. If our interest expense increased significantly, it could materially adversely affect us. For example, if market rates of interest on our variable rate debt outstanding as of December 31, 2023, net of interest rate hedges, increased by 1%, the increase in interest expense on our unhedged variable rate debt would decrease future cash flows by approximately $1.7 million annually.
We may incur additional debt in connection with various development and redevelopment projects and upon the acquisition of operating properties. Our organizational documents do not limit the amount of indebtedness that we may incur. In addition, we may increase our mortgage debt by obtaining loans secured by some or all of the real estate properties we develop or acquire. We may also borrow funds, if necessary, to satisfy the requirement that we distribute to shareholders at least 90% of our annual “REIT taxable income” (determined before the deduction for dividends paid and excluding net capital gains) or otherwise as is necessary to ensure we maintain our qualification as a REIT for U.S. federal income tax purposes or avoid paying taxes that can be eliminated through distributions to our shareholders.
Our substantial debt could materially and adversely affect our business in other ways, including by, among other things, (i) requiring us to use a substantial portion of our cash flow to service our indebtedness, reducing the cash available to fund general corporate purposes and distributions, (ii) limiting our ability to obtain additional financing to fund our working capital needs, capital expenditures, acquisitions, other debt service requirements or other purposes, (iii) increasing our costs of incurring additional debt and our exposure to variable interest rates, (iv) increasing our vulnerability to economic and industry downturns and reducing our flexibility in responding to changing business and economic conditions, and (v) placing us at a competitive disadvantage compared to other real estate investors that have less debt. The impact of any of these potential adverse consequences could have a material adverse effect on us.
We could be adversely affected by the financial and other covenants and provisions contained in our financing agreements.
Our Revolving Facility, senior unsecured term loans and notes require compliance with certain financial and operating covenants, including, among other things, certain leverage and interest coverage ratios and limitations on our ability to incur debt, make dividend payments, sell all or substantially all our assets and engage in mergers, consolidations and certain acquisitions. These covenants may limit our operating and financial flexibility and ability to respond to changes in our business or pursue strategic opportunities in the future, including the ability to obtain additional financing needed to address cash shortfalls or pursue growth opportunities or other accretive transactions. Further, our Revolving Facility and $250.0 million senior unsecured term loan due October 2025 are priced, in part, on leverage grids that reset quarterly. Deterioration in our leverage covenant calculations could lead to a higher credit spread component within the applicable interest rate for these debt agreements and result in higher interest expense.
In the event of a default under any of our debt agreements, our lenders or noteholders have various rights including, but not limited to, the ability to require the acceleration of payment of all principal and interest then due and/or to terminate the agreements, which could have a material adverse effect on our business, limit our ability to make distributions to our shareholders, and prevent us from obtaining additional financing to address cash shortfalls or pursue growth opportunities. In addition, our debt agreements contain cross-defaults to certain other material indebtedness (including recourse indebtedness in excess of $40.0 million, $50.0 million or $75.0 million, depending on the agreement) such that an “Event of Default” under one of these agreements could trigger an “Event of Default” under the other debt obligations. These provisions could allow our lenders and noteholders to accelerate the amount due under the loans and notes. If payment is accelerated, our liquid assets may not be sufficient to repay such debt in full. As of December 31, 2023, we believe we were in compliance with all applicable covenants under our debt agreements, although there can be no assurance that we will continue to remain in compliance in the future.

Adverse changes in our credit ratings could affect our borrowing capacity and borrowing terms.
Our creditworthiness is rated by nationally recognized credit rating agencies. The credit ratings assigned are based on our operating performance, liquidity and leverage ratios, financial condition and prospects, and other factors viewed by the credit rating agencies as relevant to our industry and the general economic outlook. Our credit rating can affect our ability to access debt capital, as well as the terms of certain existing and future debt financing we may obtain. Since we depend on debt financing to fund the growth of our business, an adverse change in our credit rating, including changes in our credit outlook, or even the initiation of a review of our credit rating that could result in an adverse change, could have a material adverse effect on us. Furthermore, certain of our senior unsecured term loans are priced, in part, on our credit rating. A downgrade of our credit rating could lead to a higher credit spread component within the applicable interest rate for those debt agreements and result in higher interest expense.
We are subject to risks associated with hedging agreements, including potential performance failures by counterparties and termination costs.
We use a combination of interest rate protection agreements, including interest rate swaps, to manage the risks associated with interest rate volatility. These agreements involve risk, such as the risk that counterparties may fail to honor their obligations under the hedging arrangements and that these arrangements may not be effective in reducing our exposure to interest rate changes. Developing an effective interest rate risk management strategy is complex and no strategy can completely insulate us from the risks associated with fluctuations in interest rates. There can be no assurance that our hedging activities will have the desired beneficial effect on our results of operations or financial condition. Further, should we choose to terminate a hedging agreement, there could be significant costs and cash requirements involved to fulfill our initial obligation under such agreement.
Joint venture investments could be adversely affected by the structure, terms and activities of our joint venture partners.
As of December 31, 2023, we owned interests in Delray Marketplace and a residential building at One Loudoun Downtown through consolidated joint ventures and interests in the following through unconsolidated joint ventures: a three-property retail portfolio consisting of Livingston Shopping Center, Plaza Volente and Tamiami Crossing; the hotel component at Eddy Street Commons; the multifamily component at Glendale Town Center; and the development project at The Corner – IN. We may seek to co-invest with third parties through other joint ventures in the future. Our joint ventures and the value and performance of such investments may involve risks not present with respect to our wholly owned properties, including (i) shared decision-making authority, which may prevent us from taking actions that are in our best interest, (ii) restrictions on the ability to sell our interests in the joint ventures without the other partner’s consent, (iii) potential conflicts of interest or other disputes, including potential litigation or arbitration that would prevent management from focusing their time and effort on our business, (iv) potential losses or increased costs or expenses arising from actions taken in respect of the joint ventures, (v) actions by our partners that could jeopardize our REIT status, require us to pay taxes or subject the properties owned by the joint venture to liabilities greater than those contemplated by the terms of the joint venture agreements, and (vi) joint venture agreements may contain buy-sell provisions pursuant to which one partner may initiate procedures requiring us to buy the other partner’s interest, all of which could affect our business, financial condition, results of operations and cash flows.
We face significant competition in pursuing acquisitions of properties.
We continue to evaluate the market for potential acquisitions and may acquire properties when we believe strategic opportunities exist. When we pursue acquisitions, we may face competition from other real estate investors, some of which may have substantial capital and willingness to accept more risk than we do, which could (i) limit our ability to acquire properties, (ii) increase the purchase price we are required to pay, thus reducing the return to our shareholders, and (iii) cause us to agree to material restrictions or limitations in the acquisition agreements. In addition, properties we acquire in the future may fail to achieve the expected occupancy and/or rental rates within the projected time frame if at all, which may result in the properties’ failure to achieve the expected investment returns. In certain circumstances, we may abandon a potential acquisition after spending significant resources to pursue the opportunity. These factors and any others could impede our growth and materially and adversely affect our financial condition and results of operations.
We may be unable to sell properties at the time we desire, on favorable terms or at all, which could limit our ability to access capital through dispositions.
Real estate investments are illiquid and generally cannot be sold quickly. Our ability to dispose of properties on advantageous terms depends upon many factors beyond our control, and we cannot predict the various market conditions affecting real estate investments that will exist in the future. We may be unable to dispose of any of our properties on terms favorable to us or at all, and each individual sale will depend upon, among other things, (i) general economic and market conditions, (ii) competition from other sellers, (iii) increases in market capitalization rates, (iv) individual asset characteristics, and (v) the availability of attractive financing for potential buyers of our properties. Further, we may incur expenses and transaction costs in connection with dispositions.
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
We could experience a decline in the fair value of our real estate assets and be subject to impairment charges.
Our real estate properties are carried at cost unless circumstances indicate that the carrying value of these assets may not be recoverable through future operations. We periodically evaluate whether there are any indicators, including declines in property operating performance and general market conditions, that the carrying value of our real estate assets may be impaired. Changes in our disposition strategy or in the marketplace may alter the holding period of an asset or group of assets, which may result in an impairment loss that could be material to our financial condition or operating performance. To the extent the carrying value of the asset exceeds the estimated future undiscounted property cash flows, an impairment loss is recognized equal to the excess of the carrying value over the estimated fair value, which is highly subjective and involves a significant degree of management judgment regarding various assumptions. During the year ended December 31, 2023, we recognized an impairment charge of $0.5 million related to one investment property that was sold in October 2023. We did not recognize any impairment charges during the years ended December 31, 2022 and 2021. There can be no assurance that we will not recognize additional impairment charges in the future related to our assets, which could have a material adverse effect on our results of operations in the period in which the charge is recognized.
We could be materially and adversely affected if we are found to be in breach of a ground lease at one of our properties or are unable to renew a ground lease.
As of December 31, 2023, we had 10 properties in our portfolio that are either completely or partially on land that is owned by third parties and leased to us pursuant to ground leases. If we are found to be in breach of a ground lease and that breach cannot be cured or are unable to extend the lease terms or purchase the fee interest in the underlying land prior to expiration, as to which no assurance can be given, we could lose our interest in the improvements and the right to operate the property. As a result, we would be unable to derive income from such property. Assuming we exercise all available options to extend the terms, our ground leases will expire between 2043 and 2115. In certain cases, our ability to exercise the extension option is subject to the condition that we are not in default under the terms of the ground leases at the time we exercise such option, and we can provide no assurances that we will be able to exercise the extension options at such times.
Natural disasters, severe weather conditions, the effects of and responses to climate change and related legislation and regulations, and terrorism or other acts of crime or violence could have an adverse effect on us.
Our properties are located in many areas that are subject to, or have been affected by, natural disasters and severe weather conditions such as hurricanes, tropical storms, tornadoes, earthquakes, droughts, floods and fires. Changing weather patterns and climatic conditions, primarily as a result of climate change, may affect the predictability and frequency of natural disasters and severe weather conditions in some parts of the world and create additional uncertainty as to future trends and exposures, including certain areas in which our portfolio is concentrated such as the states of Texas, Florida, and North Carolina and the MSAs of New York, Atlanta, Seattle, Chicago, and Washington, D.C. Over time, the occurrence of natural disasters, severe weather conditions and changing climatic conditions can delay new development and redevelopment projects, increase costs to repair or replace damaged properties and future operating and insurance costs, and negatively impact the demand for retail space in the affected areas, or in extreme cases, affect our ability to operate the properties at all.
Additionally, changes in federal, state and local laws and regulations on climate may require us to make additional investments in our properties, resulting in increased capital expenditures and operating costs, implement new or additional processes and controls to facilitate compliance, and/or pay additional energy, insurance and real estate taxes, or potentially result in fines for non-compliance. For example, “green” building codes may seek to reduce emissions by imposing certain standards for design, construction materials, water and energy usage and efficiency, and waste management. These developments could increase the costs of maintaining or improving our properties and could also result in increased compliance costs or additional operating restrictions that could adversely impact our tenants’ businesses and their ability to pay rent, which could adversely affect our financial condition, results of operations and cash flows.

Potential terrorist attacks, shooting incidents and other acts of crime or violence could also harm the demand for, and value of, our properties, including through damage, destruction, or loss at our properties, increased security costs, utility outages, and limited availability of terrorism insurance. In the event concerns regarding safety were to alter shopping habits or deter customers from visiting shopping centers, our tenants would be adversely affected, which could impact their ability to meet their lease obligations, make it difficult for us to renew or re-lease space at our properties at rental rates equal to or above historical rates, or result in increased volatility in the financial markets and economies.
Any one of these events could decrease demand for real estate, impact the occupancy at our properties, and limit our access to capital or increase our cost of raising capital, which could materially and adversely affect our financial condition and results of operations.
We could incur significant costs related to environmental matters, and our efforts to identify environmental liabilities may not be successful.
Under various laws, ordinances and regulations, an owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at or from its currently or formerly owned or operated property and may be held liable for property damage, bodily injury, or investigation and the cost of clean-up or natural resource damages arising from such releases. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such contamination, and the liability may be joint and several. Some properties in our portfolio contain, may have contained, or are adjacent to or near other properties that have contained or currently contain, underground storage tanks for petroleum products or other hazardous or toxic substances, and some of our properties have tenants that may use hazardous or toxic substances in the course of their businesses. Indemnities in our lease agreements may not fully protect us if a tenant responsible for environmental non-compliance or contamination becomes insolvent. The cost of investigation, remediation or removal of such substances or other contamination-related liabilities may be substantial and could exceed the value of the property, and the presence of such substances, or the failure to properly remediate them, may adversely affect our ability to sell or lease a contaminated property or borrow using the property as collateral or increase future development costs. In connection with the ownership, operation and management of real properties, we are potentially liable for removal or remediation costs at properties impacted by contamination, as well as certain other related costs including governmental fines and injuries to persons, property or natural resources, liens on contaminated sites, and restrictions on operations. We may also be liable to third parties for damage and injuries resulting from environmental contamination emanating from the real estate we own or operate currently or have owned or operated in the past. In addition, we could be liable for the costs of remediating contamination at off-site waste disposal facilities to which we have arranged for the disposal or treatment of hazardous substances, without regard to whether we complied with environmental laws in doing so. As is the case with many community and neighborhood shopping centers, many of our properties had or have on-site dry cleaners and/or on-site gas stations, the prior or current use of which could potentially increase our environmental liability exposure.
Certain of our properties have confirmed ACBM and other properties may contain such materials based on the date of building construction. Environmental laws require that ACBM be properly managed and maintained, and fines and penalties may be imposed on building owners or operators for failure to comply with these requirements. The laws also may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers.
Federal, state and local governments impose environmental laws and regulations that govern our operations and those of our tenants, including with respect to air emissions, stormwater, and the use, storage and disposal of hazardous and toxic substances and petroleum products. We evaluate our properties for compliance with applicable environmental laws on a limited basis, and we cannot give assurance that existing environmental studies with respect to our properties reveal all potential environmental liabilities or that current or future uses or conditions or changes in environmental laws and regulations, or the interpretation thereof, will not result in environmental liabilities, additional costs, or operating restrictions on our properties or adversely affect our ability to sell or develop our properties or borrow using our properties as collateral. If we fail to comply with such laws and regulations, including if we fail to obtain any required permits or licenses, we could face substantial fines or possible revocation of our authority to conduct some of our operations.
Compliance with the ADA and fire, safety and other regulations may require us to make significant capital expenditures.
The properties in our portfolio must comply with Title III of the ADA to the extent that they are public accommodations as defined by the ADA. Noncompliance with the ADA could result in orders requiring us to make substantial capital expenditures to cure violations and pay attorneys’ fees or other amounts. Although we believe our properties substantially comply with the present requirements of the ADA, we have not conducted an audit or investigation of all our properties to determine our compliance. While our tenants typically are obligated to cover costs associated with compliance, if required changes involve greater expenditures or faster timelines than anticipated, the ability of some of our tenants to cover these costs could be limited.

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
RISKS RELATED TO OUR ORGANIZATION AND STRUCTURE
Our organizational documents and Maryland law contain provisions that may delay, defer or prevent a change in control of the Company, even if such change in control may be in the best interest of our shareholders, and as a result, may depress the market price of our common shares.
Our organizational documents contain provisions that may have an anti-takeover effect and inhibit a change in control transaction, which could prevent our shareholders from being paid a premium for their common shares over the then-prevailing market prices.
(1) There are ownership limits and restrictions on transferability in our declaration of trust. In order for us to qualify as a REIT, no more than 50% of the value of our outstanding common shares may be owned, actually or constructively, by five or fewer individuals at any time during the last half of each taxable year. To ensure that we will not fail to satisfy this requirement and for anti-takeover reasons, our declaration of trust generally prohibits any shareholder (other than an excepted holder or certain designated investment entities, as defined in our declaration of trust) from owning (actually, constructively or by attribution), more than 7% of the value or number, whichever is more restrictive, of our outstanding common shares. Our declaration of trust provides an excepted holder limit that allows certain members of the Kite family (and certain entities controlled by Kite family members), as a group, to own more than 7% of our outstanding common shares, subject to applicable tax attribution rules. Currently, any single excepted holder would be attributed all the common shares owned by the other excepted holders and, accordingly, the excepted holders as a group would not be allowed to own in excess of 21.5% in value or number, whichever is more restrictive, of our common shares. If at a later time there was not one excepted holder that would be attributed all of the shares owned by the excepted holders as a group, the excepted holder limit would not permit each excepted holder to own 21.5% of our common shares. Rather, the excepted holder limit would prevent two or more excepted holders who are treated as individuals under the applicable tax attribution rules from owning a higher percentage of our common shares than the maximum amount of common shares that could be owned by any one excepted holder (21.5%), plus the maximum amount of common shares that could be owned by any one or more other individual common shareholders who are not excepted holders (7%). Certain entities that are defined as designated investment entities in our declaration of trust, which generally includes pension funds, mutual funds, and certain investment management companies, are permitted to own up to 9.8% in value or number, whichever is more restrictive, of the outstanding shares of any class or series of shares so long as each beneficial owner of the shares owned by such designated investment entity would satisfy the 7% ownership limit if those beneficial owners owned directly their proportionate share of the common shares owned by the designated investment entity. Our Board of Trustees may waive, and has waived in the past, the ownership limits, subject to certain conditions. In addition, our declaration of trust contains certain other ownership restrictions intended to prevent us from earning income from related parties if such income would cause us to fail to comply with the REIT gross income requirements. The various ownership restrictions may discourage a tender offer or other change in control transaction or compel a shareholder who has acquired our common shares in excess of these ownership limitations to dispose of the additional shares.
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
(4) The Maryland General Corporation Law, as amended (the “MGCL”) permits our Board of Trustees, without shareholder approval and regardless of what is currently provided in our declaration of trust or bylaws, to implement certain takeover defenses. Although we have opted out of these provisions of Maryland law, our Board of Trustees may opt to make these provisions applicable to us at any time, which may have the effect of inhibiting a third party from making a proposal to acquire us or impeding a change in control under circumstances that otherwise could provide the holders of our common shares with the opportunity to realize a premium over the then-prevailing market price of our common shares.

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
Focus on corporate responsibility, specifically related to ESG practices, may impose additional costs and expose us to new risks.
Investors and other stakeholders continue to be focused on understanding how companies address a variety of ESG matters and may use ESG to guide their investment strategies. Potential and current employees, tenants and vendors may also consider these factors when establishing and extending relationships with us. With this focus and demand, public reporting regarding ESG practices is becoming more broadly expected. We provide corporate disclosures regarding our existing ESG programs within our annual Corporate Responsibility Reports, which are published on our website. We also use GRESB, an independent organization that provides validated ESG performance data and peer benchmarks, as a method of engaging with shareholders. The focus and activism related to ESG and related matters may constrain our business operations or cause us to incur additional costs. We may also face reputational damage in the event our corporate responsibility initiatives do not meet the standards set by various constituencies, including those of third-party providers of corporate responsibility ratings and reports. Moreover, while we may publish voluntary disclosures in our Corporate Responsibility Reports, such voluntary disclosures are often based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events. In addition, the SEC is currently evaluating potential new ESG disclosures and other requirements that would impact us. Furthermore, should peer companies outperform us in such metrics, potential or current investors may elect to invest with our competitors, and employees, tenants and vendors may choose not to do business with us, which could have a material and adverse impact on our financial condition, the market price of our common shares and our ability to raise capital.
As we continue to evolve our ESG practices, we could also be criticized by ESG detractors for the scope or nature of our ESG initiatives or goals. We could also encounter negative reactions from governmental actors (such as anti-ESG legislation or retaliatory legislative treatment), tenants and residents that could have a material adverse effect on us.
Our rights and the rights of our shareholders to take action against our trustees and officers are limited.
Maryland law provides that a trustee has no liability in that capacity if he or she satisfies his or her duties to us and our shareholders. Under current Maryland law, our trustees and officers will not have any liability to us or our shareholders for money damages, except for liability resulting from (i) the actual receipt of an improper benefit or profit in money, property or services or (ii) active or deliberate dishonesty by the trustee or officer that was established in a judgment or other final adjudication to be material to the cause of action.
In addition, our charter and bylaws require us to indemnify our trustees and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. As a result, we and our shareholders may have more limited rights against our trustees and officers than might otherwise exist. Accordingly, if actions taken in good faith by any of our trustees or officers impede our performance, our shareholders’ ability to recover damages from such trustees or officers will be limited. In addition, we may be obligated to advance the defense costs incurred by our trustees and executive officers and may, in the discretion of our Board of Trustees, advance the defense costs incurred by our other officers, employees and other agents in connection with legal proceedings.
Certain officers and trustees may have interests that conflict with the interests of our shareholders.
Certain of our officers own limited partner units in our Operating Partnership. These individuals may have personal interests that conflict with the interests of our shareholders with respect to business decisions affecting us and our Operating Partnership, such as interests in the timing and pricing of property dispositions or refinancing transactions to obtain favorable tax treatment. As a result, the effect of certain transactions on these unitholders may influence our decisions affecting property dispositions or refinancing transactions.
Departure or loss of our key officers could have an adverse effect on us.
We depend significantly on the efforts and expertise of our executive management team whose experience in real estate acquisitions, developments, finance and management is a critical element of our future success. If one or more of our key officers were to die, become disabled or otherwise leave the Company, we may not be able to replace these individuals with an executive of equal skill, ability, and industry expertise within a reasonable timeframe, which could negatively affect our operations and financial condition.
The cash available for distribution to our shareholders may not be sufficient to pay distributions at expected levels nor can we assure you of our ability to make distributions in the future; we may use borrowed funds to make cash distributions and/or choose to make distributions payable, in part, in our common shares.
To qualify as a REIT, we are required to distribute to our shareholders each year at least 90% of our “REIT taxable income” as determined before the deduction for dividends paid and excluding net capital gains. In order to eliminate U.S. federal income tax, we are required to distribute annually 100% of our net taxable income, including capital gains. If cash available for distribution generated by our assets decreases in future periods from expected levels, our inability to make expected distributions could result in a decrease in the market price of our common shares. All distributions will be made at the discretion of our Board of Trustees and depend upon our earnings, financial condition, maintenance of our REIT qualification and other factors as our Board of Trustees may deem relevant from time to time. We may be unable to make distributions in the future at current levels or at all. In addition, some of our distributions may include a return of capital. To the extent we choose to make distributions in excess of our current and accumulated earnings and profits, such distributions would generally be considered a return of capital for U.S. federal income tax purposes to the extent of the holder’s adjusted tax basis in their common shares. A return of capital is not taxable, but it has the effect of reducing the holder’s adjusted tax basis in their investment. To the extent that distributions exceed the adjusted tax basis of a holder’s shares, they will be treated as gain from the sale or exchange of such shares. If we borrow to fund distributions, our future interest costs would increase, thereby reducing our earnings and cash available for distribution in the future. Finally, although we do not currently intend to do so, in order to maintain our REIT qualification, we may make distributions that are payable, in part, in our common shares. Taxable shareholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income to the extent of our current or accumulated earnings and profits. Taxable shareholders may also be required to sell shares received in such distribution or other shares or assets owned by them at a time that may be disadvantageous in order to satisfy any tax imposed on such distribution. If a significant number of our shareholders determine that they need to sell common shares in order to pay taxes owed on dividend income, such sale may put downward pressure on the market price of our common shares.
Future offerings of debt securities, which would be senior to our equity securities, may adversely affect the market price of our common shares.
In the future, we may seek to increase our capital resources through offerings of debt securities, including unsecured notes, medium term notes, and senior or subordinated notes, as well as debt securities that are convertible into equity. Holders of our debt securities will generally be entitled to receive interest payments, both current and in connection with any liquidation or sale, prior to the holders of our common shares. Future offerings of debt securities, or the perception that such offerings may occur, may reduce the market price of our common shares and/or the distributions we pay with respect to our common shares. Because we may generally issue such debt securities in the future without obtaining the consent of our shareholders, our shareholders will bear the risk of future offerings reducing the market prices of our equity securities.

RISKS RELATED TO TAX MATTERS
If the October 2021 merger with RPAI did not qualify as a reorganization, there may be adverse tax consequences.
The parties intended that the October 2021 merger with RPAI will be treated as a reorganization within the meaning of Section 368(a) of the Code, and it was a condition to the merger that we and RPAI received opinions from each party’s respective counsel to the effect that, for U.S. federal income tax purposes, the merger constitutes a reorganization within the meaning of Section 368(a) of the Code. These tax opinions represent the legal judgment of counsel rendering the opinion and are not binding on the Internal Revenue Service (the “IRS”) or any court. If the merger fails to qualify as a reorganization, U.S. holders of shares of RPAI common stock generally would recognize gain or loss, as applicable, equal to the difference between (i) the sum of the fair market value of the Company’s common shares and cash in lieu of fractional common shares of the Company received by such holder in the merger and (ii) such holder’s adjusted tax basis in their RPAI common stock.
We may incur adverse tax consequences if we fail, or RPAI has failed, to qualify as a REIT for U.S. federal income tax purposes.
We believe that we have qualified for taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2004, and that RPAI had operated in a manner that allowed it to qualify as a REIT, and we intend to operate in a manner we believe allows us to continue to qualify as a REIT for U.S. federal income tax purposes. We have not requested and do not plan to request a ruling from the IRS that we qualify as a REIT, and the statements in this Annual Report on Form 10-K are not binding on the IRS or any court. Qualification as a REIT involves the application of highly technical and complex provisions of the Code for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we (before and after the merger) and RPAI (before the merger) must satisfy a number of requirements, including the ownership of our stock and the composition of our gross income and assets. Also, a REIT must make distributions to shareholders aggregating annually at least 90% of its net taxable income, excluding any net capital gains. The fact that we hold substantially all of our assets through our Operating Partnership and its subsidiaries and joint ventures further complicates the application of the REIT requirements for us. Even a technical or inadvertent mistake could jeopardize our REIT status, and, given the highly complex nature of the rules governing REITs and the ongoing importance of factual determinations, we cannot provide any assurance that we will continue to qualify as a REIT.
If we fail to qualify as a REIT for U.S. federal income tax purposes and are unable to avail ourselves of certain savings provisions set forth in the Code, we will face serious tax consequences that would substantially reduce our cash available for distribution because:
•we would be subject to U.S. federal income tax on our net income at regular corporate income tax rates for the years we did not qualify for taxation as a REIT (and, for such years, would not be allowed a deduction for dividends paid to shareholders in computing our taxable income);
•we could be subject to certain taxes enacted by the Inflation Reduction Act of 2022 that are applicable to non-REIT corporations, including the nondeductible 1% excise tax on certain stock repurchases;
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

Even if we retain our REIT status, if RPAI loses its REIT status for a taxable year before the October 2021 merger, we will face serious tax consequences that would substantially reduce our cash available for distribution because:
•unless we are entitled to relief under applicable statutory provisions, the Company, as the “successor” trust to RPAI, could not elect to be taxed as a REIT until the fifth taxable year following the year during which RPAI was disqualified;
•the Company, as the successor by merger to RPAI, would be subject to any corporate income tax liabilities of RPAI, including penalties and interest;
•assuming that we otherwise maintained our REIT qualification, we would be subject to tax on the built-in gain on each asset of RPAI existing at the time of the merger if we were to dispose of the RPAI asset for up to five years following the merger; and
•assuming that we otherwise maintained our REIT qualification, we would succeed to any earnings and profits accumulated by RPAI for taxable periods that it did not qualify as a REIT, and we would have to pay a special dividend and/or employ applicable deficiency dividend procedures, including interest payments to the IRS, to eliminate such earnings and profits.
In addition, if there is an adjustment to RPAI’s taxable income or deductions for dividends paid, we could elect to use the deficiency dividend procedures in order to maintain RPAI’s REIT status, which could require us to make substantial distributions to our shareholders and pay a considerable amount of interest to the IRS.
As a result of these factors, our failure (before or after the merger) or RPAI’s failure (before the merger) to qualify as a REIT could impair our ability to grow our business and raise capital and would materially adversely affect the value of our common shares.
We will pay some taxes even if we qualify as a REIT.
Even if we qualify as a REIT for U.S. federal income tax purposes, we will be required to pay certain U.S. federal, state and local taxes on our income and property. For example, we will be subject to income tax to the extent we distribute less than 100% of our REIT taxable income, including capital gains. Additionally, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which dividends paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income, and 100% of our undistributed income from prior years. Moreover, if we have net income from “prohibited transactions,” that income will be subject to a 100% penalty tax.
In addition, any net taxable income earned directly by our TRS, or through entities that are disregarded for U.S. federal income tax purposes as entities separate from our TRS, will be subject to U.S. federal and possibly state corporate income tax. We have elected to treat Kite Realty Holdings, LLC as a TRS. In addition, in connection with the merger, we assumed RPAI’s existing TRS, IWR Protective Corporation, as a TRS of the Operating Partnership, and we may elect to treat other subsidiaries as TRSs in the future. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a TRS will be subject to an appropriate level of U.S. federal income taxation. For example, a TRS is limited in its ability to deduct interest payments made to an affiliated REIT. In addition, the REIT is required to pay a 100% penalty tax on some payments that it receives or on some deductions taken by the TRS if the economic arrangements between the REIT, the REIT’s tenants, and the TRS are not comparable to similar arrangements between unrelated parties. Finally, some state and local jurisdictions may tax some of our income even though, as a REIT, we are not subject to U.S. federal income tax on that income because not all states and localities treat REITs the same way they are treated for U.S. federal income tax purposes. To the extent that we and our affiliates are required to pay U.S. federal, state and local taxes, we will have less cash available for distributions to our shareholders.
REIT distribution requirements may increase our indebtedness.
We may be required, from time to time and under certain circumstances, to accrue income for tax purposes that has not yet been received. In such event, or upon the repayment of principal on our outstanding debt, we could have taxable income without sufficient cash to enable us to meet the distribution requirements of a REIT. Accordingly, we could be required to borrow funds or liquidate investments on disadvantageous terms in order to meet these distribution requirements. Additionally, the sale of properties resulting in significant tax gains could require higher distributions to our shareholders or payment of additional income taxes in order to maintain our REIT status.

Complying with REIT requirements may limit our ability to hedge effectively and cause us to incur tax liabilities.
The REIT provisions of the Code may limit our ability to hedge our liabilities. Generally, income from a hedging transaction will be excluded from “gross income” for purposes of the 75% and 95% gross income tests if the instrument hedges interest rate risk on liabilities used to carry or acquire real estate assets or manages the risk of certain currency fluctuations, and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that does not meet these requirements will generally constitute non-qualifying income for purposes of both gross income tests. As a result of these rules, we may be required to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through a TRS, which could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear.
Complying with the REIT requirements may cause us to forgo and/or liquidate otherwise attractive investments.
To qualify as a REIT, we must continually satisfy tests concerning, among other things, (i) the sources of our income, (ii) the nature and diversification of our assets, (iii) the amounts we distribute to our shareholders, and (iv) the ownership of our common shares. In order to meet these tests, we may be required to forgo investments we might otherwise make or liquidate investments from our portfolio that otherwise would be considered attractive. In addition, we may be required to make distributions to our shareholders at disadvantageous times or when funds are not readily available. These actions could reduce our income and amounts available for distribution to our shareholders.
Dividends paid by REITs generally do not qualify for effective tax rates as low as dividends paid by non-REIT “C” corporations.
The maximum rate applicable to “qualified dividend income” paid by non-REIT “C” corporations to certain non-corporate U.S. shareholders has been reduced by legislation to 23.8%, taking into account the 3.8% Medicare tax applicable to net investment income. Dividends payable by REITs, however, generally are not eligible for the reduced rates. Effective for taxable years beginning before January 1, 2026, non-corporate shareholders may deduct 20% of their dividends from REITs, excluding qualified dividend income and capital gains dividends. For non-corporate shareholders in the top marginal tax bracket of 37%, the deduction for REIT dividends yields an effective income tax rate of 29.6% on REIT dividends, which is higher than the 20% tax rate on qualified dividend income paid by non-REIT “C” corporations. This does not adversely affect the taxation of REITs; however, it could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the shares of non-REIT “C” corporations that pay dividends, which could adversely affect the value of our common shares.
If a transaction intended to qualify as a Code Section 1031 tax-deferred exchange is later determined to be taxable, we may face adverse consequences.
From time to time, we may dispose of properties in transactions that are intended to qualify as “like-kind exchanges” under Section 1031 of the Code (a “1031 Exchange”). It is possible that the qualification of a transaction as a 1031 Exchange could be challenged and determined to be currently taxable. In such case, our taxable income and earnings and profits would increase, which could increase the income applicable to our shareholders and, therefore, may require additional distributions to shareholders or, in lieu of that, require us to pay corporate income tax, possibly including interest and penalties. As a result, we may need to borrow funds in order to pay additional distributions or taxes, which could cause us to have less cash available to distribute to our shareholders. Moreover, it is possible that legislation is enacted that could modify or repeal the laws with respect to 1031 Exchanges, which could make it more difficult or impossible for us to dispose of properties on a tax-deferred basis.
If the Operating Partnership fails to qualify as a partnership for U.S. federal income tax purposes, we could fail to qualify as a REIT and suffer other adverse consequences.
We believe that our Operating Partnership has been organized and operated in a manner so as to be treated as a partnership and not as an association or a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes. As a partnership, our Operating Partnership is not subject to U.S. federal income tax on its income. Instead, each of the partners is allocated its share of our Operating Partnership’s income. No assurance can be provided, however, that the IRS will not challenge our Operating Partnership’s status as a partnership for U.S. federal income tax purposes or that a court would not sustain such a challenge. If the IRS were successful in treating our Operating Partnership as an association or a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, would cease to qualify as a REIT. Also, the failure of the

Operating Partnership to qualify as a partnership would cause it to become subject to U.S. federal corporate income tax, which would reduce significantly the amount of cash available for distribution to its partners, including the Parent Company.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management Process
The Company relies extensively on IT systems to operate and manage its business and process transactions. As a result, our business is at risk from, and may be impacted by, cybersecurity incidents. The Company’s cybersecurity risk management program leverages the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework.
As risk management is an ongoing process, the Company regularly assesses its cybersecurity risks and adjusts its program accordingly. Via multiple monitoring solutions, potential cyber threats are automatically logged and proactively addressed. Our monitoring tools use well-established vulnerability scoring to aid in the overall risk assessment. The scoring ranks by potential severity and likelihood and includes a review of mitigating factors. The Company prioritizes its cybersecurity investments based on the likelihood and impact of potential threats.
From onboarding and at least annually thereafter, the Company educates and trains its workforce on cybersecurity leading practices using a variety of methods. The Company regularly performs internal and external penetration testing and vulnerability scanning with the support of well-established third-party providers. Any identified deficiencies or vulnerabilities are reviewed by the IT staff and management and remediation steps are taken based on the criticality of the results.
Cybersecurity tools and services are configured to identify threats and risks that may be associated with the use of third-party applications or solutions.
The Company has developed incident response plans to contain, investigate, respond to and recover from cybersecurity incidents. Our response plans require prompt notification to members of senior management in the event of a significant cybersecurity incident and prompt briefings on further developments as appropriate.
Risks And Impact From Cybersecurity Threats
To date, we are not aware of any risks from cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations or financial condition. However, evolving cybersecurity threats make it increasingly challenging to anticipate, detect, and defend against cybersecurity threats and incidents. For more information regarding our cybersecurity risks, refer to Item 1A. “Risk Factors – We and our tenants face risks related to cybersecurity attacks that could cause loss of confidential information and other business disruptions.” included elsewhere within this Annual Report on Form 10-K.
Board of Trustees Oversight
Our Board of Trustees oversees various risks that the Company may face from time to time. While the full Board of Trustees has primary responsibility for risk oversight, it has delegated to the Audit Committee the responsibility for overseeing the Company’s enterprise risk management and risk mitigation policies and programs, including matters related to privacy and cybersecurity. The Audit Committee reviews the Company’s cybersecurity risks and the effectiveness of its cybersecurity program every quarter. Reports on these topics are provided to the Audit Committee by the Senior Vice President, Chief Technology Officer and the Vice President, Internal Audit and Enterprise Risk Management on a quarterly basis. In addition, when appropriate, cybersecurity risks and incidents will be reported to the Board of Trustees by the Company’s Chief Financial Officer.

Management’s Role
The Company’s management team is responsible for implementing and managing the Company’s cybersecurity risk management program. The management team regularly reviews the Company’s cybersecurity risks and adjusts the program as needed. Risk data analyzed includes summary and detailed data from monitoring and protection systems along with remediation reports to ensure the constant evolution of the program.
Key members of the IT team responsible for information security include several individuals with over 20 years of experience within various industries including real estate, global retail, fintech and insurance along with experience working for several top IT service and solutions providers.
The IT team provides quarterly reports to the Company’s senior management. Such reports typically address, among other things, the Company’s cybersecurity strategy, initiatives, key security metrics, business response plans, and the evolving cybersecurity threat landscape.
The Company has cybersecurity insurance designed to cover certain expenses relating to cybersecurity incidents. The Company also carries other insurance that may cover ancillary aspects of a cybersecurity incident; however, damage and claims arising from a cybersecurity incident may exceed the amount of any insurance available.

ITEM 2. PROPERTIES
As of December 31, 2023, we owned interests in a portfolio of 180 operating retail properties totaling approximately 28.1 million square feet and one office property with 0.3 million square feet in 24 states. Of the 180 operating retail properties, 10 contain an office component. We also own interests in two development projects under construction as of December 31, 2023 and an additional two properties with future redevelopment opportunities. See “Schedule III – Consolidated Real Estate and Accumulated Depreciation” for a list of encumbrances on our properties.
Operating Properties
The following table summarizes the geographic diversity of the Company’s retail operating properties by region and state, ranked by ABR, as of December 31, 2023 (GLA and ABR in thousands):

Region/State	Number of Properties(1)	Owned GLA/NRA(2)	Total Weighted Retail ABR(3)	% of Weighted Retail ABR(3)
South
Texas	44	7,492	$153,000	26.4%
Florida	30	3,510	66,619	11.5%
Maryland	8	1,412	34,363	5.9%
North Carolina	8	1,535	32,856	5.7%
Virginia	7	1,130	31,252	5.4%
Georgia	10	1,707	26,335	4.5%
Tennessee	3	580	8,698	1.5%
Oklahoma	3	505	8,300	1.4%
South Carolina	2	262	3,551	0.6%
Total South	115	18,133	364,974	62.9%

West
Washington	10	1,661	30,606	5.3%
Nevada	5	845	28,184	4.9%
Arizona	5	726	15,829	2.7%
California	2	530	12,417	2.1%
Utah	2	388	8,062	1.4%
Total West	24	4,150	95,098	16.4%

Midwest
Indiana	15	1,636	30,753	5.3%
Illinois	8	1,163	24,736	4.3%
Michigan	1	308	6,542	1.1%
Missouri	1	453	4,048	0.7%
Ohio	1	236	2,152	0.4%
Total Midwest	26	3,796	68,231	11.8%

Northeast
New York	8	1,083	30,873	5.3%
New Jersey	4	340	11,256	1.9%
Massachusetts	1	264	4,167	0.7%
Connecticut	1	206	3,645	0.6%
Pennsylvania	1	136	1,982	0.4%
Total Northeast	15	2,029	51,923	8.9%

Total	180	28,108	$580,226	100.0%
(1)Number of properties represents consolidated and unconsolidated retail properties.
(2)Owned GLA/NRA represents gross leasable area owned by the Company and excludes the square footage of development and redevelopment projects.
(3)Total weighted retail ABR and percent of weighted retail ABR includes ground lease rent and represents the Company’s share of the ABR at consolidated and unconsolidated properties.

Development and Redevelopment Projects
 In addition to our operating properties, as of December 31, 2023, we owned an interest in two development projects currently under construction. The following table sets forth information with respect to the Company’s active development projects as of December 31, 2023 (dollars in thousands):

Project	MSA	KRG Ownership %	Projected Completion Date(1)	Total Commercial GLA	Total Multifamily Units	Total Project Costs – at KRG's Share(2)	KRG Equity Requirement(2)	KRG Remaining Spend	Estimated Stabilized NOI to KRG	Estimated Remaining NOI to Come Online(3)
Active Projects
Carillon MOB	Washington, D.C./Baltimore	100%	Q4 2024	126,000	—	$59,700	$59,700	$30,100	$3.5M–$4.0M	$1.0M–$1.5M
The Corner – IN(4)	Indianapolis, IN	50%	Q4 2024	24,000	285	31,900	—	—	$1.7M–$1.9M	$1.7M–$1.9M
Total				150,000	285	$91,600	$59,700	$30,100	$5.2M–$5.9M	$2.7M–$3.4M
(1)Projected completion date represents the earlier of one year after completion of project construction or substantial occupancy of the property.
(2)Total project costs and KRG equity requirement for Carillon MOB represent costs to KRG post-merger and exclude any costs spent to date prior to the merger with RPAI.
(3)Estimated remaining NOI to come online excludes in-place NOI and NOI related to tenants that have signed leases but have not yet commenced paying rent.
(4)The Company does not have any equity requirements related to this development. Total project costs are at KRG’s share and are net of KRG’s share of a $13.5 million TIF.

Tenant Diversification
No individual retail tenant accounted for more than 2.7% of the portfolio’s ABR for the year ended December 31, 2023. The following table summarizes the top 25 tenants at the Company’s retail properties based on minimum rents in place as of December 31, 2023 (GLA and dollars in thousands):

Tenant	Primary DBA/ Number of Stores	Number of Stores(1)	Total Leased GLA/NRA(2)	ABR(3)	% of Weighted ABR(4)
The TJX Companies, Inc.	T.J. Maxx (18), Marshalls (12), HomeGoods (11), Homesense (3), T.J. Maxx & HomeGoods combined (2), Sierra (1)	47	1,378	$15,422	2.7%
Best Buy Co., Inc.	Best Buy (15), Pacific Sales (1)	16	633	11,294	1.9%
Ross Stores, Inc.	Ross Dress for Less (31), dd’s DISCOUNTS (1)	32	908	10,833	1.9%
PetSmart, Inc.		32	657	10,666	1.8%
Michaels Stores, Inc.	Michaels	28	631	8,279	1.4%
Gap Inc.	Old Navy (25), The Gap (3), Athleta (3), Banana Republic (2)	33	448	8,216	1.4%
Dick’s Sporting Goods, Inc.	Dick’s Sporting Goods (12), Golf Galaxy (1)	13	625	7,893	1.4%
Publix Super Markets, Inc.		14	672	6,935	1.2%
Total Wine & More		15	355	6,151	1.1%
Nordstrom, Inc.	Nordstrom Rack	10	307	5,882	1.0%
The Kroger Co.	Kroger (6), Harris Teeter (2), QFC (1), Smith’s (1)	10	355	5,844	1.0%
Lowe’s Companies, Inc.		6	—	5,838	1.0%
BJ’s Wholesale Club, Inc.		3	115	5,514	1.0%
Ulta Beauty, Inc.		25	259	5,465	0.9%
Five Below, Inc.		30	271	5,301	0.9%
Burlington Stores, Inc.		11	515	5,298	0.9%
Albertsons Companies, Inc.	Safeway (3), Jewel-Osco (2), Tom Thumb (2)	7	345	5,100	0.9%
Petco Health And Wellness Company, Inc.		19	266	4,990	0.9%
Kohl’s Corporation		7	265	4,865	0.8%
The Container Store Group, Inc.		7	152	4,592	0.8%
DSW Designer Shoe Warehouse		16	314	4,568	0.8%
Office Depot, Inc.	Office Depot (11), OfficeMax (3)	14	308	4,432	0.8%
Trader Joe’s		10	120	4,187	0.7%
Mattress Firm Group Inc.	Mattress Firm (24), Sleepy’s (5)	29	144	4,174	0.7%
Barnes & Noble, Inc.		8	192	4,113	0.7%
Total Top Tenants		442	10,235	$165,852	28.6%
(1)Number of stores represents stores at consolidated and unconsolidated properties.
(2)Total leased GLA/NRA excludes the square footage of structures located on land owned by the Company and ground-leased to tenants.
(3)ABR represents the monthly contractual rent for December 31, 2023 for each applicable tenant multiplied by 12 and does not include tenant reimbursements. ABR represents 100% of the ABR at consolidated properties and the Company’s share of the ABR at unconsolidated properties including ground lease rent.
(4)Percent of weighted ABR includes ground lease rent and represents the Company’s share of the ABR at consolidated and unconsolidated properties.

Lease Expirations
In 2024, leases representing 8.3% of total retail ABR are scheduled to expire. The following table summarizes the scheduled lease expirations for retail tenants as of December 31, 2023, assuming none of the tenants exercise renewal options (dollars in thousands, except per square foot data):

		Expiring Retail GLA(2)					Expiring ABR per Sq. Ft.(3)
	Number of Expiring Leases(1)	Shop Tenants	Anchor Tenants	Expiring ABR (Pro rata)	Expiring Ground Lease ABR (Pro rata)	% of Total ABR (Pro rata)	Shop Tenants	Anchor Tenants	Total
2024	485	1,167,418	898,001	$47,440	$582	8.3%	$31.45	$12.96	$23.41
2025	498	1,157,045	2,439,120	66,465	4,748	12.3%	31.15	12.81	18.71
2026	484	1,070,288	2,203,523	64,144	4,456	11.8%	31.17	14.33	19.84
2027	527	1,197,417	2,361,375	71,216	5,979	13.3%	32.04	14.08	20.12
2028	557	1,215,924	2,814,481	84,191	6,651	15.6%	35.02	14.80	20.90
2029	388	872,995	2,488,383	65,910	2,967	11.9%	34.39	15.11	20.12
2030	166	472,579	737,328	24,657	1,566	4.5%	30.35	14.22	20.52
2031	152	413,549	614,162	23,544	2,331	4.5%	33.14	16.19	23.01
2032	169	415,594	1,003,118	28,095	328	4.9%	32.57	14.95	20.11
2033	191	501,328	709,077	28,287	3,778	5.5%	34.15	15.81	23.41
Beyond	178	326,476	1,318,471	37,164	5,727	7.4%	38.88	18.56	22.59
	3,795	8,810,613	17,587,039	$541,113	$39,113	100.0%	$32.74	$14.67	$20.70
(1)Lease expirations table reflects rents in place as of December 31, 2023 and does not include option periods; 2024 expirations include 51 month-to-month retail tenants. This column also excludes ground leases.
(2)Expiring GLA excludes the square footage of structures located on land owned by the Company and ground-leased to tenants.
(3)ABR represents the monthly contractual rent as of December 31, 2023 for each applicable tenant multiplied by 12. Excludes tenant reimbursements and ground lease revenue.
Lease Activity – New and Renewal
During 2023, the Company executed new and renewal leases on 740 individual spaces totaling 4.9 million square feet (14.3% cash leasing spread on 552 comparable leases). New leases were signed on 218 individual spaces for 1.1 million square feet of GLA (41.3% cash leasing spread on 107 comparable leases), while non-option renewal leases were signed on 310 individual spaces for 1.2 million square feet of GLA (13.0% cash leasing spread on 233 comparable leases) and option renewals were signed on 212 individual spaces for 2.6 million square feet of GLA (8.1% cash leasing spread). The blended cash spreads for comparable new and non-option renewal leases were 22.7%. Comparable new and renewal leases are defined as those for which the space was occupied by a tenant within the last 12 months.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common shares trade on the New York Stock Exchange (the “NYSE”) under the symbol “KRG.” On February 14, 2024, the closing price of our common shares on the NYSE was $21.18.
Holders
On February 14, 2024, there were 9,468 registered holders of record of our common shares, which does not include beneficial or non-registered holders that held their shares through various brokerage firms. This figure does not represent the actual number of beneficial owners of our common shares because our common shares are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.
Distributions, if any, will be declared and paid at the discretion of our Board of Trustees and will depend upon a number of factors, including the amount of cash generated by operating activities, our financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Code, and such other factors as our Board of Trustees deem relevant.
Distributions by us to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes will be taxable to shareholders as either ordinary dividend income or capital gain income if so declared by us. Distributions in excess of taxable earnings and profits generally will be treated as a non-taxable return of capital. These distributions, to the extent they do not exceed the shareholder’s adjusted tax basis in its common shares, have the effect of deferring taxation until the sale of a shareholder’s common shares. To the extent that distributions are both in excess of taxable earnings and profits and the shareholder’s adjusted tax basis in its common shares, the distribution will be treated as gain from the sale of common shares. In order to maintain our qualification as a REIT, we must make annual distributions to shareholders of at least 90% of our “REIT taxable income” (determined before the deduction for dividends paid and excluding net capital gains) and we must make distributions to shareholders equal to 100% of our net taxable income to eliminate U.S. federal income tax liability. Under certain circumstances, we could be required to make distributions in excess of cash available for distributions in order to meet such requirements. For the taxable year ended December 31, 2023, approximately 90.6% of our distributions to shareholders constituted taxable ordinary income dividends and approximately 9.4% constituted taxable capital gains dividends.
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
Issuer Repurchases; Unregistered Sales of Securities
From time to time, certain of our employees surrender common shares owned by them to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under the Company’s 2013 Equity Incentive Plan, as amended and restated as of May 11, 2022, which are repurchased by the Company. There were no shares of common stock surrendered or repurchased during the three months ended December 31, 2023.
As of December 31, 2023, $300.0 million remained available for repurchases under the Company’s authorized Share Repurchase Program, which was announced in February 2021. In April 2022, the Company’s Board of Trustees increased the size of the program from $150.0 million to $300.0 million and in February 2024, extended the program for an additional year. The program may be suspended or terminated at any time by the Company and will terminate on February 28, 2025, if not terminated or extended prior to that date.
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
The following graph compares the cumulative total shareholder return of our common shares for the period from December 31, 2018 to December 31, 2023, to the S&P 500 Index and the published NAREIT All Equity REIT Index over the same period. The graph assumes that the value of the investment in our common shares and each index was $100 at December 31, 2018 and that all cash distributions were reinvested. The shareholder return shown on the graph below is not indicative of future performance.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
Among Kite Realty Group Trust, the S&P 500 Index
and the FTSE NAREIT Equity REITs Index
$250
$200
$150
$100
$50
$0
12/18
3/19
6/19
9/19
12/19
3/20
6/20
9/20
12/20
3/21
6/21
9/21
12/21
3/22
6/22
9/22
12/22
3/23
6/23
9/23
12/23
Kite Realty Group Trust
S&P 500
FTSE NAREIT Equity REITs

The actual returns shown on the graph above are as follows:

	12/18	6/19	12/19	6/20	12/20	6/21	12/21	6/22	12/22	6/23	12/23
Kite Realty Group Trust	$100.00	$114.32	$153.10	$93.25	$122.25	$183.22	$184.49	$149.10	$185.96	$201.98	$211.36
S&P 500	$100.00	$118.54	$131.49	$127.44	$155.68	$179.42	$200.37	$160.38	$164.08	$191.80	$207.21
FTSE NAREIT Equity REITs	$100.00	$117.78	$126.00	$102.43	$115.92	$141.37	$166.04	$132.50	$125.58	$132.32	$142.83
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
Our Business and Properties
Kite Realty Group Trust is a publicly held REIT that, through its majority-owned subsidiary, Kite Realty Group, L.P., owns interests in various operating subsidiaries and joint ventures engaged in the ownership, operation, acquisition, development, and redevelopment of high-quality, open-air shopping centers and mixed-use assets that are primarily grocery-anchored and located in high-growth Sun Belt markets and select strategic gateway markets in the United States. Following our merger with RPAI in 2021, we became a top-five open-air shopping center REIT based upon market capitalization. We derive our revenue primarily from the collection of contractual rents and reimbursement payments from tenants under existing lease agreements at each of our properties. Therefore, our operating results depend materially on, among other things, the ability of our tenants to make required lease payments, the health and resilience of the U.S. retail sector, interest rate volatility, stability in the banking sector, job growth, the real estate market, and overall economic conditions.
As of December 31, 2023, we owned interests in 180 operating retail properties totaling approximately 28.1 million square feet and one office property with 0.3 million square feet. Of the 180 operating retail properties, 10 contain an office component. We also owned two development projects under construction as of this date and an additional two properties with future redevelopment opportunities.
Inflation
We believe inflationary concerns could negatively impact consumer confidence and spending and our tenants’ sales and overall health. This could, in turn, continue to put downward pricing pressure on rents that we are able to charge to new or renewing tenants, such that future rent spreads and, in some cases, our percentage rents, could be adversely impacted. Many of our leases contain provisions designed to mitigate the adverse impact of inflation, including stated rent increases and requirements for tenants to pay a share of operating expenses, including common area maintenance, real estate taxes, insurance or other operating expenses related to the maintenance of our properties, with escalation clauses in certain leases. In 2023, we have made significant improvements converting leases to higher fixed rent bumps and including CPI protection. However, the stated rent increases or limits on such tenant’s obligation to pay its share of operating expenses could be lower than the increase in inflation at any given time. Inflation may also increase labor or other general and administrative expenses that cannot be easily reduced.
Portfolio Update
In 2023, demand for open-air retail real estate was strong due to the limited availability of desirable retail space and limited new construction over the previous 15 years. As a result, we experienced our highest quarterly new leasing activity in the Company’s history in the fourth quarter with over 380,000 square feet of new leasing volume. Open-air centers are thriving for a variety of reasons including their ability to function as last mile fulfillment centers and their convenient and affordable nature for retailers and consumers. This includes conveniently located and easily accessible parking fields, lower operating costs as compared to other retail formats, and essential anchors that drive daily trips. In addition, the Company’s property types are particularly suited for retailers’ current and evolving needs, including curbside pick-up and buying online and picking up in store (“BOPIS”), which we believe will benefit from tenant demand for additional space. The strength of the Company’s real estate is further evidenced by our continued strong cash leasing spreads and ABR for the retail portfolio of $20.70 per square foot. The Company has continued to improve its asset quality and through the October 2021 merger with RPAI acquired a refined portfolio of high-quality, open-air shopping centers and mixed-use assets.

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
In addition to targeting sub-markets with strong consumer demographics, we focus on having the most desirable tenant mix at each shopping center. We have aggressively targeted and executed leases with prominent grocers including Publix, Lidl, Aldi, Whole Foods, Trader Joe’s, Sprouts Farmers Market, and The Fresh Market, expanding retailers such as T.J. Maxx, HomeGoods, Ross Dress for Less, Burlington, Old Navy, J.Crew Factory, Dick’s Sporting Goods, and pOpshelf, service and restaurant retailers and other retailers such as Ulta Beauty, REI, Five Below and Total Wine & More. Additionally, we have identified cost-efficient ways to relocate, re-tenant and renegotiate leases at several of our properties, which allows us to attract more suitable tenants.
Capital and Financing Activities
In 2023, we maintained a conservative balance sheet and improved our liquidity to fund future growth. We ended 2023 with approximately $1.1 billion of combined cash and borrowing capacity on the Revolving Facility. In addition, as of December 31, 2023, we had $269.6 million of debt principal scheduled to mature through December 31, 2024, which we expect will be satisfied with proceeds from the Notes Due 2034 that were issued in January 2024.
The three investment grade credit ratings we maintain provide us with access to the unsecured public bond market, which we may continue to use in the future to finance acquisitions, repay maturing debt and fix interest rates.
Results of Operations
As of December 31, 2023, we owned interests in 180 operating retail properties, one office property, two development projects currently under construction, and two additional properties with future redevelopment opportunities. The following table sets forth the total operating properties and development projects we owned as of December 31, 2023, 2022 and 2021:

	Number of Properties
	2023	2022	2021
Operating retail properties(1)	180	183	180
Office properties	1	1	1
Active development and redevelopment projects	2	3	8
Future development and redevelopment opportunities	2	1	1
(1)Included within operating retail properties are 10, 11, and 11 properties that contain an office component as of December 31, 2023, 2022 and 2021, respectively.
The comparability of results of operations for the year ended December 31, 2023 is affected by our development, redevelopment, and operating property acquisition and disposition activities between 2021 through 2023. Therefore, we believe it is most useful to review the comparisons of our results of operations for these years (as set forth below under “Comparison of Operating Results for the Years Ended December 31, 2023 and 2022”) in conjunction with the discussion of our activities during those periods, which is set forth below.
Acquisitions
In addition to the 100 properties acquired in the October 2021 merger with RPAI, the following operating properties were acquired during the years ended December 31, 2023, 2022 and 2021:

Property Name	MSA	Acquisition Date	GLA
Nora Plaza outparcel	Indianapolis, IN	December 22, 2021	23,722
Pebble Marketplace	Las Vegas, NV	February 16, 2022	85,796
MacArthur Crossing two-tenant building	Dallas, TX	April 13, 2022	56,077
Palms Plaza	Miami, FL	July 15, 2022	68,976
Prestonwood Place	Dallas, TX	September 22, 2023	155,975

Dispositions
The following operating and other properties were sold during the years ended December 31, 2023, 2022 and 2021:

Property Name	MSA	Disposition Date	GLA
Westside Market	Dallas, TX	October 26, 2021	93,377
Plaza Del Lago(1)	Chicago, IL	June 16, 2022	100,016
Lincoln Plaza – Lowe’s(2)	Worcester, MA	October 27, 2022	—
Kingwood Commons	Houston, TX	May 8, 2023	158,172
Pan Am Plaza & Garage	Indianapolis, IN	June 8, 2023	—
Reisterstown Road Plaza	Baltimore, MD	September 11, 2023	376,683
Eastside	Dallas, TX	October 24, 2023	43,640
(1)Plaza Del Lago also contains 8,800 square feet of residential space comprised of 18 multifamily rental units.
(2)We sold the ground lease interest in one tenant at an existing multi-tenant operating retail property. The total number of properties in our portfolio was not affected by this transaction.
Development and Redevelopment Projects
The following properties were under active development or redevelopment during portions of the years ended December 31, 2023, 2022 and 2021 and removed from our operating portfolio during such period:

Project Name	MSA	Transition to Development or Redevelopment(1)	Transition to Operating Portfolio	GLA
Active Projects
Carillon MOB(2)	Washington, D.C.	October 2021	Pending	126,000
The Corner – IN(2)	Indianapolis, IN	December 2015	Pending	24,000

Future Opportunities
Hamilton Crossing Centre(2)(3)	Indianapolis, IN	June 2014	Pending	92,283
Edwards Multiplex – Ontario(2)	Los Angeles, CA	March 2023	Pending	124,614

Completed Projects
Glendale Town Center	Indianapolis, IN	March 2019	December 2021	199,021
Eddy Street Commons – Phase III	South Bend, IN	September 2020	March 2022	18,600
Shoppes at Quarterfield	Baltimore, MD	October 2021	June 2022	58,000
One Loudoun Downtown – Pads G&H Residential	Washington, D.C.	October 2021	June 2022	—
Circle East	Baltimore, MD	October 2021	September 2022	82,000
One Loudoun Downtown – Pads G&H Commercial	Washington, D.C.	October 2021	December 2022	67,000
The Landing at Tradition – Phase II	Port St. Lucie, FL	September 2021	June 2023	39,900
(1)Transition date represents the date the property was transferred from our operating portfolio into redevelopment status. For legacy RPAI projects, the transition date represents the later of the date of the closing of the merger (October 2021) and the date the project was transferred into redevelopment status.
(2)This property has been identified as a redevelopment property and is not included in the operating portfolio or the same property pool. The redevelopment projects at Hamilton Crossing Centre and The Corner – IN will include the creation of a mixed-use development.
(3)Approximately half of the Hamilton Crossing site was sold in January 2022 to Republic Airways Inc. In addition to the sale, the Company entered into a development and construction management agreement for the development of a corporate campus for Republic Airways. Phase I of the corporate campus was completed in 2023.

Comparison of Operating Results for the Years Ended December 31, 2023 and 2022
The following table reflects changes in the components of our consolidated statements of operations for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022	Change
Revenue:
Rental income	$810,146	$782,349	$27,797
Other property-related revenue	8,492	11,108	(2,616)
Fee income	4,366	8,539	(4,173)
Total revenue	823,004	801,996	21,008

Expenses:
Property operating	107,958	107,217	741
Real estate taxes	102,426	104,589	(2,163)
General, administrative and other	56,142	54,860	1,282
Merger and acquisition costs	—	925	(925)
Depreciation and amortization	426,361	469,805	(43,444)
Impairment charges	477	—	477
Total expenses	693,364	737,396	(44,032)

Gain on sales of operating properties, net	22,601	27,069	(4,468)

Operating income	152,241	91,669	60,572
Other (expense) income:
Interest expense	(105,349)	(104,276)	(1,073)
Income tax expense of taxable REIT subsidiary	(533)	(43)	(490)
Equity in earnings of unconsolidated subsidiaries	33	256	(223)
Other income, net	1,991	240	1,751
Net income (loss)	48,383	(12,154)	60,537
Net income attributable to noncontrolling interests	(885)	(482)	(403)
Net income (loss) attributable to common shareholders	$47,498	$(12,636)	$60,134

Property operating expense to total revenue ratio	13.1%	13.4%
Rental income (including tenant reimbursements) increased $27.8 million, or 3.6%, due to the following (in thousands):

Net change Year Ended December 31, 2022 to 2023
Properties or components of properties sold during 2022 or 2023	$(7,830)
Properties under redevelopment or acquired during 2022 and/or 2023	12,134
Properties fully operational during 2022 and 2023 and other	23,493
Total	$27,797
The net increase of $23.5 million in rental income for properties that were fully operational during 2022 and 2023 is primarily due to (i) increases in base minimum rent of $14.7 million due to contractual rent changes and tenant reimbursements of $2.9 million due to higher recoverable common area maintenance expenses, (ii) a decrease in bad debt expense of $2.1 million, and (iii) increases in lease termination income of $1.6 million, overage rent of $1.2 million due to improved tenant performance, and $1.0 million in ancillary income. The occupancy of the fully operational properties increased from 91.8% for 2022 to 92.0% for 2023.
We continued to experience strong leasing volumes in 2023 and generate higher base rent on new leases and renewals. The average base rents for new comparable leases signed in 2023 was $27.53 per square foot compared to average expiring base rents of $19.48 per square foot in that period. The average base rents for renewals signed in 2023 was $18.10 per square foot compared to average expiring base rents of $16.74 per square foot in that period. For the entire portfolio, the spread between leased and occupied square footage is approximately 280 basis points and represents approximately $31.0 million of NOI, the majority of which is expected to come online in 2024. In addition, the ABR per square foot of our operating retail portfolio continued to improve, as it increased to $20.70 per square foot as of December 31, 2023 from $20.02 per square foot as of December 31, 2022.
Other property-related revenue primarily consists of parking revenues, gains on the sale of land and other miscellaneous activity. This revenue decreased by $2.6 million primarily as a result of lower gains on sales of undepreciated assets of $2.8 million recognized during the year ended December 31, 2023 and a decrease in parking revenue of $1.3 million due to the sale of Pan Am Plaza Garage in June 2023, partially offset by an increase in miscellaneous income of $1.5 million.
We recorded fee income of $4.4 million and $8.5 million during the years ended December 31, 2023 and 2022, respectively, from property management and development services provided to third parties and unconsolidated joint ventures. The decrease in fee income is primarily due to a decrease in development fees earned related to the development of a corporate campus for Republic Airways at Hamilton Crossing Centre.
Property operating expenses increased $0.7 million, or 0.7%, due to the following (in thousands):

Net change Year Ended December 31, 2022 to 2023
Properties or components of properties sold during 2022 or 2023	$(2,227)
Properties under redevelopment or acquired during 2022 and/or 2023	1,236
Properties fully operational during 2022 and 2023 and other	1,732
Total	$741
The net increase of $1.7 million in property operating expenses for properties that were fully operational during 2022 and 2023 is primarily due to increases of (i) $3.3 million in non-recoverable operating expenses, the majority of which relates to vacancies caused by retailer bankruptcies, (ii) $0.4 million in landscaping and repairs and maintenance expenses, and (iii) $0.2 million in security expenses, partially offset by a $3.0 million decrease in insurance expense. As a percentage of revenue, property operating expenses decreased from 13.4% to 13.1% primarily due to an increase in revenue in 2023.
Real estate taxes decreased $2.2 million, or 2.1%, due to the following (in thousands):

Net change Year Ended December 31, 2022 to 2023
Properties or components of properties sold during 2022 or 2023	$(1,854)
Properties under redevelopment or acquired during 2022 and/or 2023	2,001
Properties fully operational during 2022 and 2023 and other	(2,310)
Total	$(2,163)
The net decrease of $2.3 million in real estate taxes for properties that were fully operational during 2022 and 2023 is primarily due to a decrease in real estate tax assessments at certain properties in the portfolio in 2023, most notably for certain of our Texas and Illinois properties. The majority of real estate tax expense is recoverable from tenants and such recovery is reflected within rental income.
General, administrative and other expenses increased $1.3 million, or 2.3%, primarily due to an increase in transportation expenses and consulting fees, partially offset by a decrease in legal expenses and payroll costs due to lower head count.
The Company did not incur any significant merger and acquisition costs related to the October 2021 merger with RPAI during the year ended December 31, 2023. The Company incurred $0.9 million of merger and acquisition costs during the year ended December 31, 2022, primarily consisting of professional fees and technology costs.

Depreciation and amortization expense decreased $43.4 million, or 9.2%, due to the following (in thousands):

Net change Year Ended December 31, 2022 to 2023
Properties or components of properties sold during 2022 or 2023	$(9,444)
Properties under redevelopment or acquired during 2022 and/or 2023	6,218
Properties fully operational during 2022 and 2023 and other	(40,218)
Total	$(43,444)
The net increase of $6.2 million in depreciation and amortization at properties under redevelopment or acquired during 2022 and 2023 is primarily due to the reclassification of Edwards Multiplex – Ontario into redevelopment in March 2023 along with the acquisitions of Palms Plaza in July 2022 and Prestonwood Place in September 2023. The net decrease of $40.2 million in depreciation and amortization at properties that were fully operational during 2022 and 2023 is primarily due to certain assets with shorter useful lives acquired in the October 2021 merger with RPAI that became fully depreciated during the prior year.
Based on the results of our evaluations for impairment, we recorded a $0.5 million impairment charge during the year ended December 31, 2023 related to Eastside, a retail operating property in the Dallas MSA that qualified for held-for-sale accounting treatment as of September 30, 2023 and was sold on October 24, 2023. No impairment charges were recorded during the year ended December 31, 2022.
We recorded a net gain on sales of operating properties of $22.6 million for the year ended December 31, 2023 on the sale of Kingwood Commons, the undeveloped land and related parking garage at Pan Am Plaza, Reisterstown Road Plaza, and Eastside compared to a net gain of $27.1 million on the sale of Plaza Del Lago, a portion of Hamilton Crossing Centre and the ground lease interest in Lowe’s at Lincoln Plaza for the year ended December 31, 2022.
Interest expense increased $1.1 million, or 1.0%, primarily due to higher interest costs related to our variable rate debt, including borrowings on the Revolving Facility that were used to repay mortgages payable at maturity, partially offset by favorable interest rate swaps.
Management’s discussion of the financial condition, changes in financial condition and results of operations for the year ended December 31, 2022, with comparison to the year ended December 31, 2021, was included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2022.
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
For the year ended December 31, 2023, the same property pool excludes the following:
•properties acquired or placed in service during 2022 and 2023;
•the multifamily rental units and commercial portion at One Loudoun Downtown – Pads G & H;
•Shoppes at Quarterfield, Circle East and The Landing at Tradition – Phase II, which were reclassified from active redevelopment into our operating portfolio in June 2022, September 2022 and June 2023, respectively;
•our active development and redevelopment projects at Carillon medical office building and The Corner – IN;
•Hamilton Crossing Centre and Edwards Multiplex – Ontario, which were reclassified from our operating portfolio into redevelopment in June 2014 and March 2023, respectively;
•properties sold or classified as held for sale during 2022 and 2023; and
•office properties.
The following table presents Same Property NOI and a reconciliation to net income (loss) attributable to common shareholders for the years ended December 31, 2023 and 2022 (unaudited) (dollars in thousands):

	Year Ended December 31,
	2023	2022	Change
Number of properties in same property pool for the period(1)	175	175

Leased percentage at period end(2)	94.0%	95.4%
Economic occupancy percentage at period end(2)	91.2%	92.5%
Economic occupancy percentage(3)	92.0%	91.8%

Same Property NOI	$555,396	$530,021	4.8%

Reconciliation of Same Property NOI to most directly comparable GAAP measure:
Net operating income – same properties	$555,396	$530,021
Net operating income – non-same activity(4)	52,858	51,630
Total property NOI	608,254	581,651	4.6%
Other income, net	5,857	8,992
General, administrative and other	(56,142)	(54,860)
Merger and acquisition costs	—	(925)
Impairment charges	(477)	—
Depreciation and amortization	(426,361)	(469,805)
Interest expense	(105,349)	(104,276)
Gain on sales of operating properties, net	22,601	27,069
Net income attributable to noncontrolling interests	(885)	(482)
Net income (loss) attributable to common shareholders	$47,498	$(12,636)

(1)Same Property NOI excludes the following: (i) properties acquired or placed in service during 2022 and 2023; (ii) the multifamily rental units and commercial portion at One Loudoun Downtown – Pads G & H, (iii) Shoppes at Quarterfield, Circle East and The Landing at Tradition – Phase II, which were reclassified from active redevelopment into our operating portfolio in June 2022, September 2022 and June 2023, respectively, (iv) our active development and redevelopment projects at Carillon medical office building and The Corner – IN, (v) Hamilton Crossing Centre and Edwards Multiplex – Ontario, which were reclassified from our operating portfolio into redevelopment in June 2014 and March 2023, respectively; (vi) properties sold or classified as held for sale during 2022 and 2023; and (vii) office properties.
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
Our Same Property NOI increased 4.8% in 2023 compared to 2022 primarily due to contractual rent growth, higher base rent driven by positive new and renewal leasing spreads, lower bad debt expense, and an increase in overage rent from certain tenants.
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
From time to time, the Company may report or provide guidance with respect to “FFO, as adjusted,” which removes the impact of certain non-recurring and non-operating transactions or other items the Company does not consider to be representative of its core operating results including, without limitation, (i) gains or losses associated with the early extinguishment of debt, (ii) gains or losses associated with litigation involving the Company that is not in the normal course of business, (iii) merger and acquisition costs, (iv) the impact on earnings from employee severance, (v) the excess of redemption value over carrying value of preferred stock redemption, and (vi) in 2022 and 2021, the impact of prior period bad debt or the collection of accounts receivable previously written off (“prior period collection impact”) due to the recovery from the COVID-19 pandemic, which are not otherwise adjusted in the Company’s calculation of FFO.

Our calculations of FFO and reconciliation to net income and FFO, as adjusted, for the years ended December 31, 2023, 2022 and 2021 (unaudited) are as follows (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$48,383	$(12,154)	$(81,722)
Less: net income attributable to noncontrolling interests in properties	(257)	(623)	(514)
Less: gain on sales of operating properties, net	(22,601)	(27,069)	(31,209)
Add: impairment charges	477	—	—
Add: depreciation and amortization of consolidated and unconsolidated entities, net of noncontrolling interests	427,335	471,086	201,834
FFO of the Operating Partnership(1)	453,337	431,240	88,389
Less: Limited Partners’ interests in FFO	(6,447)	(5,395)	(1,945)
FFO attributable to common shareholders(1)	$446,890	$425,845	$86,444
FFO per share of the Operating Partnership – diluted	$2.03	$1.94	$0.78

FFO of the Operating Partnership(1)	$453,337	$431,240	$88,389
Add: merger and acquisition costs	—	925	86,522
Less: prior period collection impact	—	(2,556)	(3,707)
FFO, as adjusted, of the Operating Partnership	$453,337	$429,609	$171,204
FFO, as adjusted, per share of the Operating Partnership – diluted	$2.03	$1.93	$1.50
(1)“FFO of the Operating Partnership” measures 100% of the operating performance of the Operating Partnership’s real estate properties. “FFO attributable to common shareholders” reflects a reduction for the redeemable noncontrolling weighted average diluted interest in the Operating Partnership.
Earnings before Interest, Tax, Depreciation, and Amortization (“EBITDA”)
We define EBITDA, a non-GAAP financial measure, as net income before interest expense, income tax expense of the TRS, and depreciation and amortization. For informational purposes, we also provide Adjusted EBITDA, which we define as EBITDA less (i) Adjusted EBITDA from unconsolidated entities, (ii) gains on sales of operating properties or impairment charges, (iii) merger and acquisition costs, (iv) other income and expense, (v) noncontrolling interest Adjusted EBITDA, and (vi) other non-recurring activity or items impacting comparability from period to period. Annualized Adjusted EBITDA is Adjusted EBITDA for the most recent quarter multiplied by four. Net Debt to Adjusted EBITDA is our share of net debt divided by Annualized Adjusted EBITDA. EBITDA, Adjusted EBITDA, Annualized Adjusted EBITDA and Net Debt to Adjusted EBITDA, as calculated by us, are not comparable to EBITDA and EBITDA-related measures reported by other REITs that do not define EBITDA and EBITDA-related measures exactly as we do. EBITDA, Adjusted EBITDA and Annualized Adjusted EBITDA do not represent cash generated from operating activities in accordance with GAAP and should not be considered alternatives to net income as an indicator of performance or as alternatives to cash flows from operating activities as an indicator of liquidity.
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

The following table presents a reconciliation of our EBITDA, Adjusted EBITDA and Annualized Adjusted EBITDA to net income (the most directly comparable GAAP measure) and a calculation of Net Debt to Adjusted EBITDA (in thousands):

Three Months Ended December 31, 2023
Net income	$8,164
Depreciation and amortization	102,898
Interest expense	27,235
Income tax expense of taxable REIT subsidiary	449
EBITDA	138,746
Unconsolidated Adjusted EBITDA	828
Gain on sales of operating properties, net	(133)
Other income and expense, net	(540)
Noncontrolling interests	(189)
Adjusted EBITDA	138,712

Annualized Adjusted EBITDA(1)	$554,849

Company share of Net Debt:
Mortgage and other indebtedness, net	$2,829,202
Plus: Company share of unconsolidated joint venture debt	55,911
Less: Partner share of consolidated joint venture debt(2)	(9,849)
Less: cash, cash equivalents, and restricted cash	(43,986)
Less: debt discounts, premiums and issuance costs, net	(26,261)
Company share of Net Debt	$2,805,017
Net Debt to Adjusted EBITDA	5.1x
(1)Represents Adjusted EBITDA for the three months ended December 31, 2023 (as shown in the table above) multiplied by four.
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
As of December 31, 2023, we had approximately $36.4 million in cash and cash equivalents on hand, $5.0 million in restricted cash and escrow deposits, $1.1 billion of remaining availability under the Revolving Facility, and $269.6 million of debt maturities due in 2024. During the year ended December 31, 2023, we originated a 10-year $95.1 million mortgage payable at a fixed interest rate of 5.36% secured by the multifamily rental portion of the expansion project at One Loudoun Downtown – Pads G & H and repaid the $95.0 million principal balance of the 4.23% senior unsecured notes due 2023 using available cash on hand. In January 2024, we issued $350.0 million aggregate principal amount of 5.50% senior unsecured notes due 2034, which we expect will be used to satisfy all 2024 debt maturities. We believe we will have adequate liquidity over the next 12 months and beyond to operate our business and meet our cash requirements.
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
Our Principal Capital Resources
For a discussion of cash generated from operations, see “Cash Flows” beginning on page 46. In addition to cash generated from operations, our other principal capital resources are discussed below.
Over the last several years, we have made substantial progress in enhancing our liquidity position and reducing our leverage and borrowing costs. We continue to focus on a balanced approach to growth and staggering debt maturities in order to retain our financial flexibility.
As of December 31, 2023, we had approximately $1.1 billion available under the Revolving Facility for future borrowings. We also had $36.4 million in cash and cash equivalents as of December 31, 2023.
We were in compliance with all applicable financial covenants under the Revolving Facility, unsecured term loans and senior unsecured notes as of December 31, 2023.
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
On February 23, 2021, the Company and the Operating Partnership entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with each of BofA Securities, Inc., Citigroup Global Markets Inc., KeyBanc Capital Markets Inc. and Raymond James & Associates, Inc., pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $150.0 million of its common shares of beneficial interest, $0.01 par value per share under an at-the-market offering program (the “ATM Program”). On November 30, 2021, the Company and the Operating Partnership amended the Equity Distribution Agreement to reflect their filing of a shelf registration statement on November 16, 2021 with the SEC. The Operating Partnership intends to use the net proceeds, if any, to repay borrowings under the Revolving Facility and other indebtedness and for working capital and other general corporate purposes. The Operating Partnership may also use the net proceeds for acquisitions of operating properties and the development or redevelopment of properties, although there are currently no understandings, commitments or agreements to do so. As of December 31, 2023, the Company has not sold any common shares under the ATM Program.
In the future, we will continue to monitor the capital markets and may consider raising additional capital through the issuance of our common or preferred shares or other securities. We may also raise capital by disposing of properties, land parcels or other assets that are no longer core components of our growth strategy. The sale price may differ from our carrying value at the time of sale.
Our Principal Liquidity Needs
Short-Term Liquidity Needs
Near-Term Debt Maturities. As of December 31, 2023, we had no secured debt, excluding scheduled monthly principal payments, and $269.6 million of unsecured debt scheduled to mature in 2024. We believe we have sufficient liquidity to repay these obligations with proceeds from the Notes Due 2034, available cash on hand, and borrowings on the Revolving Facility.
Other Short-Term Liquidity Needs. The requirements for qualifying as a REIT and for a tax deduction for some or all of the dividends paid to shareholders necessitate that we distribute at least 90% of our taxable income on an annual basis. Such requirements cause us to have substantial liquidity needs over both the short and long term. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our operating properties, scheduled interest and principal payments on our debt of approximately $125 million and $5.1 million, respectively, in 2024, expected dividend payments to our common shareholders and common unitholders, and recurring capital expenditures.

 In February 2024, our Board of Trustees declared a cash distribution of $0.25 per common share and Common Unit for the first quarter of 2024, which is expected to be paid on April 12, 2024 to common shareholders and common unitholders of record as of April 5, 2024. Future distributions, if any, are at the discretion of the Board of Trustees, who will continue to evaluate our sources and uses of capital, liquidity position, operating fundamentals, maintenance of our REIT qualification and other factors they may deem relevant. We believe we have sufficient liquidity to pay any dividend from available cash on hand and borrowings on the Revolving Facility.
Other short-term liquidity needs include expenditures for tenant improvements, external leasing commissions and recurring capital expenditures. During the year ended December 31, 2023, we incurred $26.9 million for recurring capital expenditures on operating properties and $92.3 million for tenant improvements and external leasing commissions, which includes costs to re-lease anchor space at our operating properties related to tenants open and operating as of December 31, 2023 (excluding development and redevelopment properties). We currently anticipate incurring approximately $100 million of additional major tenant improvement costs related to leasing activity for space that is currently vacant at a number of our operating properties over the next 12 to 24 months. We believe we have the ability to fund these costs through cash flows from operations or borrowings on the Revolving Facility. In 2023, certain retailers have filed for bankruptcy protection including Bed Bath & Beyond Inc., a tenant that, as of December 31, 2022, occupied 613,000 square feet across 23 locations in our portfolio and generated $8.3 million of annualized base rent. As part of its bankruptcy process, three of Bed Bath & Beyond’s leases were acquired by other retailers and the remaining leases were rejected. Re-leasing costs may be significant for the leases that were rejected, and we could experience a significant reduction in our revenues from those properties over the next 12 to 18 months.
During the year ended December 31, 2023, we completed major development construction activities at The Landing at Tradition – Phase II and placed this project in service. In addition, we began redevelopment activities at Edwards Multiplex – Ontario and reclassified this property from our operating portfolio into redevelopment. As of December 31, 2023, we had development projects under construction at Carillon medical office building and The Corner – IN. Our share of total estimated costs for the two projects is $91.6 million, of which our share of the expected funding requirement is estimated to be $59.7 million. As of December 31, 2023, we have incurred $29.6 million of these costs. We anticipate incurring the majority of the remaining costs for these projects over the next 12 months and believe we have the ability to fund these projects through cash flows from operations or borrowings on the Revolving Facility.
Share Repurchase Program
In February 2021, our Board of Trustees approved a share repurchase program under which the Company may repurchase, from time to time, up to an aggregate of $150.0 million of its common shares. In April 2022, our Board of Trustees authorized a $150.0 million increase to the size of the share repurchase program, authorizing share repurchases up to an aggregate of $300.0 million of its common shares (the “Share Repurchase Program”). The Company intends to fund any future repurchases under the Share Purchase Program with cash on hand or availability under the Revolving Facility, subject to any applicable restrictions. The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will depend upon prevailing market conditions, regulatory requirements, and other factors. In February 2024, the Company extended the Share Repurchase Program for an additional year to February 28, 2025, if not terminated or extended prior to that date. As of December 31, 2023, the Company has not repurchased any shares under the Share Repurchase Program.
Long-Term Liquidity Needs
Our long-term liquidity needs consist primarily of funds necessary to pay for any new development projects, redevelopment of existing properties, non-recurring capital expenditures, acquisitions of properties, payment of indebtedness at maturity and obligations under ground leases.
Selective Acquisitions, Developments and Joint Ventures. We may selectively pursue the acquisition, development and redevelopment of other properties, which would require additional capital. It is unlikely that we would have sufficient funds on hand to meet these long-term capital requirements; therefore, we would have to satisfy these needs through additional borrowings, sales of common or preferred shares, issuance of Operating Partnership units, cash generated through property dispositions and/or participation in joint venture arrangements. We cannot be certain that we would have access to these sources of capital on satisfactory terms, if at all, to fund our long-term liquidity requirements. We evaluate all future opportunities against pre-established criteria including, but not limited to, location, demographics, expected return, tenant credit quality, tenant relationships, and the amount of existing retail space. Our ability to access the capital markets will depend on a number of factors, including general capital market conditions.

Potential Debt Repurchases. We may from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to repurchase our senior unsecured notes maturing at various dates through March 2034 in open market transactions, by tender offer or otherwise, as market conditions warrant.
Commitments under Ground Leases. We are obligated under 12 ground leases for approximately 98 acres of land as of December 31, 2023. Most of these ground leases require fixed annual rent payments and the expiration dates of the remaining initial terms of these ground leases range from 2025 to 2092. Assuming we exercise all available options to extend the terms of our ground leases, our ground leases will expire between 2043 and 2115.
Capital Expenditures on Consolidated Properties
The following table summarizes cash capital expenditures for our development and redevelopment projects and other capital expenditures for the year ended December 31, 2023 (in thousands):

Year Ended December 31, 2023
Active development and redevelopment projects	$28,083
Recurring operating capital expenditures (primarily tenant improvements) and other	114,495
Total	$142,578
We capitalize certain indirect costs such as interest, payroll, and other general and administrative costs related to these development activities. If we had experienced a 10% reduction in development and redevelopment activities, without a corresponding decrease in indirect project costs, we would have recorded additional expense of $0.4 million for the year ended December 31, 2023.
Impact of Changes in Credit Ratings on Our Liquidity
We have received investment grade corporate credit ratings from three nationally recognized credit rating agencies. These ratings did not change in 2023. We received a positive credit rating outlook from one of the rating agencies in 2023.
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
Cash Flows
As of December 31, 2023, we had cash, cash equivalents and restricted cash of $41.4 million. We may be subject to concentrations of credit risk with regards to our cash and cash equivalents. We place our cash and short-term investments with highly rated financial institutions. While we attempt to limit our exposure at any point in time, occasionally such cash and investments may temporarily exceed the Federal Deposit Insurance Corporation (“FDIC”) and the Securities Investor Protection Corporation (“SIPC”) insurance limits. We also maintain certain compensating balances in several financial institutions in support of borrowings from those institutions. Such compensating balances were not material to the accompanying consolidated balance sheets.
Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022
Our cash flow activities are summarized as follows (in thousands):

	Year Ended December 31,
	2023	2022	Change
Net cash provided by operating activities	$394,648	$379,283	$15,365
Net cash used in investing activities	(81,731)	(45,149)	(36,582)
Net cash used in financing activities	(393,457)	(312,527)	(80,930)
(Decrease) increase in cash, cash equivalents and restricted cash	(80,540)	21,607	(102,147)
Cash, cash equivalents and restricted cash, beginning of year	121,970	100,363
Cash, cash equivalents and restricted cash, end of year	$41,430	$121,970

Cash provided by operating activities was $394.6 million for the year ended December 31, 2023 and $379.3 million for the same period of 2022. The cash flows were positively impacted by an increase in net operating income.
Cash used in investing activities was $81.7 million for the year ended December 31, 2023 and $45.1 million for the same period of 2022. Highlights of significant cash sources and uses in investing activities are as follows:
•We received net proceeds of $140.9 million from the sale of Kingwood Commons, the undeveloped land and related parking garage at Pan Am Plaza, Reisterstown Road Plaza, Eastside, and other land parcels in 2023 compared to net proceeds of $80.4 million from the sale of Plaza Del Lago, a portion of Hamilton Crossing Centre and other land parcels in 2022;
•We acquired Prestonwood Place in 2023 for $78.3 million compared to the acquisitions of Pebble Marketplace, the two-tenant building adjacent to MacArthur Crossing and Palms Plaza in 2022 for $100.1 million;
•We received the proceeds from a $125.0 million short-term deposit that matured on April 7, 2022 during the year ended December 31, 2022; and
•Capital expenditures decreased by $16.0 million primarily related to the timing of capital projects along with a change in construction payables of $2.1 million in 2023.
Cash used in financing activities was $393.5 million for the year ended December 31, 2023 and $312.5 million for the same period of 2022. Highlights of significant cash sources and uses in financing activities are as follows:
•We borrowed $274.0 million on the Revolving Facility and received proceeds of $95.1 million from the origination of a mortgage payable in 2023 compared to borrowings of $155.0 million on the Revolving Facility and entering into a seven-year $300.0 million unsecured term loan in 2022;
•We repaid (i) $274.0 million of borrowings on the Revolving Facility, (ii) $175.4 million of mortgages payable, and (iii) the $95.0 million principal balance of the 4.23% senior unsecured notes in 2023 compared to repayments of (i) $210.0 million of borrowings on the Revolving Facility, (ii) a $200.0 million unsecured term loan that was scheduled to mature in 2023, and (iii) $159.0 million of mortgages payable in 2022; and
•We made distributions to common shareholders and holders of common partnership interests in the Operating Partnership of $213.5 million in 2023 compared to distributions of $182.2 million in 2022.
Management’s discussion of the cash flows for the year ended December 31, 2021, with comparison to the year ended December 31, 2022, was included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2022.
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
In addition, we have provided a repayment guaranty on a $33.8 million construction loan associated with the development of the Embassy Suites at the University of Notre Dame, consistent with our 35% ownership interest. Our portion of the repayment guaranty is limited to $5.9 million and the guaranty’s term is through July 1, 2024, the maturity date of the construction loan. As of December 31, 2023, the outstanding loan balance was $32.7 million, of which our share was $11.4 million.

We also provide repayment and completion guaranties on loans totaling $66.2 million associated with the development of The Corner mixed-use project in the Indianapolis MSA. As of December 31, 2023, the outstanding balance of the loans was $61.0 million, of which our share was $30.5 million.
Our share of estimated future costs for under construction and future developments and redevelopments is further discussed beginning on page 44 in the “Short- and Long-Term Liquidity Needs” sections.
Outstanding Indebtedness
The following table provides details on our outstanding consolidated indebtedness as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Senior unsecured notes	$1,654,635	$1,749,635
Senior exchangeable notes – fixed rate	175,000	175,000
Unsecured revolving line of credit	—	—
Unsecured term loans	820,000	820,000
Mortgages payable – fixed rate	136,306	205,328
Mortgages payable – variable rate	17,000	28,293
Debt discounts, premiums and issuance costs, net	26,261	32,043
Mortgage and other indebtedness, net	$2,829,202	$3,010,299
Consolidated indebtedness, including weighted average interest rates and weighted average maturities as of December 31, 2023, considering the impact of interest rate swaps, is summarized below (dollars in thousands):

	Amount Outstanding	Ratio	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate debt(1)	$2,630,941	94%	3.98%	3.6
Variable rate debt(2)	172,000	6%	9.15%	2.7
Debt discounts, premiums and issuance costs, net	26,261	N/A	N/A	N/A
Mortgage and other indebtedness, net	$2,829,202	100%	4.30%	3.6
(1)Fixed rate debt includes the portion of variable rate debt that has been hedged by interest rate swaps. As of December 31, 2023, $820.0 million in variable rate debt is hedged to a fixed rate for a weighted average of 1.7 years.
(2)Variable rate debt includes the portion of fixed rate debt that has been hedged by interest rate swaps. As of December 31, 2023, $155.0 million in fixed rate debt is hedged to a floating rate for a weighted average of 1.7 years.
Mortgage indebtedness is collateralized by certain real estate properties and leases and is generally repaid in monthly installments of principal and interest with maturities over various terms through 2033.
The variable interest rate on mortgage indebtedness is based on the Bloomberg Short Term Bank Yield Index (“BSBY”) plus 215 basis points as of December 31, 2023. As of December 31, 2023, the one-month BSBY interest rate was 5.44%. Fixed interest rates on mortgages payable range from 3.75% to 5.73%.
Critical Accounting Estimates
Our significant accounting policies are more fully described in Note 2 to the accompanying consolidated financial statements. As disclosed in Note 2, the preparation of financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the compilation of our financial condition and results of operations and, in some cases, require management’s most difficult, subjective or complex judgments.

Acquisition of Investment Properties
Real estate assets are recognized on our consolidated balance sheets at historical cost, less accumulated depreciation and amortization. Upon acquisition of real estate operating properties, we estimate the fair value of acquired identifiable tangible assets (consisting of land, buildings and improvements) and identified intangible assets and liabilities (consisting of above-market and below-market leases and in-place leases), assumed debt, and any noncontrolling interest in the acquiree at the date of acquisition based on an evaluation of information and estimates available at the acquisition date. Based on these estimates, we record the estimated fair value to the applicable assets and liabilities. In making estimates of fair value, a number of sources are used, including information obtained as a result of pre-acquisition due diligence, marketing and leasing activities. The estimates of fair value were determined to have primarily relied upon Level 2 and Level 3 inputs, as defined below.
Fair value is determined for tangible assets and intangibles, including:
•the fair value of the building on an as-if-vacant basis and the fair value of land determined either by comparable market data, real estate tax assessments, independent appraisals or other relevant data;
•above-market and below-market in-place lease values for acquired properties, which are based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over the remaining non-cancelable term of the leases. Any below-market renewal options are also considered in the in-place lease values. The capitalized above-market and below-market lease values are amortized as a reduction of, or addition to, rental income over the term of the leases. Should a tenant vacate, terminate its lease, or otherwise notify us of its intent to do so, the unamortized portion of the lease intangibles would be charged or credited to income as applicable;
•the value of having a lease in place at the acquisition date. We use independent and internal sources for our estimates to determine the respective in-place lease values. Our estimates of value use methods similar to those used by independent appraisers. Factors we consider in our analysis include an estimate of costs to execute similar leases, including tenant improvements, leasing commissions and foregone costs related to the reimbursement of property operating expenses, and fair market rent received during the estimated lease-up period as if the space was vacant. The value of in-place leases is amortized to depreciation and amortization expense over the remaining initial terms of the respective leases; and
•the fair value of any assumed financing that is determined to be above- or below-market terms. We use third party and independent sources for our estimates to determine the respective fair value of each mortgage and other indebtedness, including related derivative instruments, assumed. The fair market value of each is amortized to interest expense over the remaining initial terms of the respective instruments.
We also consider whether there is any value to in-place leases that have a related customer relationship intangible value. Characteristics we consider in determining these values include the nature and extent of existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality, and expectations of lease renewals, among other factors. To date, we have not developed a tenant relationship that we consider to have a current intangible value.
Valuation of Investment Properties
Management reviews our operating and development projects, land parcels and intangible assets for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. This review for possible impairment requires certain assumptions, estimates, and significant judgment. Examples of situations considered to be impairment indicators for both operating properties and development projects include, but are not limited to:
•a substantial decline in or continued low occupancy rate or cash flow;
•expected significant declines in occupancy in the near future;
•continued difficulty in leasing space;
•a significant concentration of financially troubled tenants;

•a reduction in the anticipated holding period;
•a cost accumulation or delay in the project completion date significantly above and beyond the original development or redevelopment estimate;
•a significant decrease in the market price not in line with general market trends; and
•any other quantitative or qualitative events or factors deemed significant by the Company’s management or Board of Trustees.
Impairment losses for investment properties and intangible assets are measured when the undiscounted cash flows estimated to be generated by the investment properties during the expected holding period are less than the carrying amounts of those assets. The evaluation of impairment is subject to certain management assumptions, including projected net operating income, anticipated holding period, expected capital expenditures and the capitalization rate used to estimate the property’s residual value. Impairment losses are recorded as the excess of the carrying value over the estimated fair value of the asset. Our impairment review for land and development properties assumes we have the intent and ability to complete the developments or projected uses for the land parcels. If we determine those plans will not be completed or our assumptions with respect to operating assets are not realized, an impairment loss may be appropriate.
Depreciation may be accelerated for a redevelopment project, including partial demolition of existing structures, after the asset is assessed for impairment.
The Company classifies an operating property as held for sale only when the property is available for immediate sale in its present condition and for which management believes it is probable that a sale of the property will be completed within one year, among other factors. An operating property classified as held for sale is carried at the lower of cost or fair value less estimated costs to sell. Depreciation and amortization are suspended during the held-for-sale period.
Revenue Recognition
As a lessor of real estate assets, the Company retains substantially all of the risks and benefits of ownership and accounts for its leases as operating leases.
Contractual minimum base rent, percentage rent, and expense reimbursements from tenants for common area maintenance costs, insurance and real estate taxes are our principal sources of revenue. Base minimum rents are recognized on a straight-line basis over the terms of the respective leases. Certain lease agreements contain provisions that provide for additional rents based on a tenant’s sales volume (contingent overage rent). Overage rent is recognized when tenants achieve the specified sales targets as defined in their lease agreements. If we determine that collectibility is probable, we recognize income from rentals based on the methodology described above. If we determine that collectibility is not probable, we recognize income only to the extent that cash has been received from the tenant. We have accounts receivable due from tenants and are subject to the risk of tenant defaults and bankruptcies, which may affect the collection of outstanding receivables. These receivables are reduced for credit loss, which is recognized as a reduction to rental income. We regularly evaluate the collectibility of these lease-related receivables by analyzing past due account balances and consider such factors as the credit quality of the tenant, historical write-off experience, tenant creditworthiness and current economic trends when evaluating the collectibility of rental income. Although we estimate uncollectible receivables and provide for them through charges against income, actual experience may differ from those estimates.
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
As of December 31, 2023, we had $2.8 billion of outstanding consolidated indebtedness (inclusive of net unamortized debt discounts, premiums and issuance costs of $26.3 million). In addition, we were party to various consolidated interest rate hedge agreements totaling $975.0 million with maturities over various terms through 2026. Reflecting the effects of these hedge agreements, our fixed and variable rate debt would have been $2.6 billion (94%) and $172.0 million (6%), respectively, of our total consolidated indebtedness as of December 31, 2023.
As of December 31, 2023, we had $269.6 million of fixed rate debt scheduled to mature in 2024. A 100-basis point change in interest rates on this debt as of December 31, 2023 would change our annual cash flow by $2.7 million. A 100-basis point change in interest rates on our unhedged variable rate debt as of December 31, 2023 would change our annual cash flow by $1.7 million. Based upon the terms of our variable rate debt, we are most vulnerable to a change in short-term SOFR interest rates.
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
Changes in Internal Control Over Financial Reporting
There were no changes to the Parent Company’s internal control over financial reporting during the fourth quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
Management Report on Internal Control Over Financial Reporting
The Parent Company is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision of and with the participation of the Parent Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Parent Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control – Integrated Framework, the Parent Company’s management has concluded that its internal control over financial reporting was effective as of December 31, 2023. The Parent Company’s independent auditors, KPMG LLP, an independent registered public accounting firm, have issued a report on its internal control over financial reporting as stated in their report which is included herein.
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
Changes in Internal Control Over Financial Reporting
There were no changes to the Operating Partnership’s internal control over financial reporting during the fourth quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
Management Report on Internal Control Over Financial Reporting
The Operating Partnership is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision of and with the participation of the Operating Partnership’s management, including its Chief Executive Officer and Chief Financial Officer, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control – Integrated Framework, the Operating Partnership’s management has concluded that its internal control over financial reporting was effective as of December 31, 2023. The Operating Partnership’s independent auditors, KPMG LLP, an independent registered public accounting firm, have issued a report on its internal control over financial reporting as stated in their report which is included herein.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Trustees of Kite Realty Group Trust:
Opinion on Internal Control Over Financial Reporting
We have audited Kite Realty Group Trust and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule III – Consolidated Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements), and our report dated February 20, 2024 expressed an unqualified opinion on those consolidated financial statements.
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
February 20, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of Kite Realty Group, L.P. and subsidiaries and Board of Trustees of Kite Realty Group Trust:
Opinion on Internal Control Over Financial Reporting
We have audited Kite Realty Group, L.P. and subsidiaries’ (the Partnership) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, partner’s equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule III – Consolidated Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements), and our report dated February 20, 2024 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Indianapolis, Indiana
February 20, 2024

ITEM 9B. OTHER INFORMATION
Trading Arrangements
During the three months ended December 31, 2023, none of our officers or trustees adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is hereby incorporated by reference to the material appearing in our 2024 Annual Meeting Proxy Statement (the “Proxy Statement”), which we intend to file within 120 days after our fiscal year-end in accordance with Regulation 14A.
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

EXHIBIT INDEX

Exhibit No.	Description	Location

2.1	Agreement and Plan of Merger by and among Kite Realty Group Trust, KRG Magellan, LLC and Inland Diversified Real Estate Trust, Inc., dated February 9, 2014	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on February 11, 2014

2.2	Agreement and Plan of Merger, dated as of July 18, 2021, by and among Kite Realty Group Trust, KRG Oak, LLC, and Retail Properties of America, Inc.	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 19, 2021

3.1	Articles of Amendment and Restatement of Declaration of Trust of Kite Realty Group Trust, as supplemented and amended	Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 28, 2022

3.2	Third Amended and Restated Bylaws of Kite Realty Group Trust, effective November 8, 2023	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on November 9, 2023

3.3	Certificate of Limited Partnership of Kite Realty Group, L.P.	Incorporated by reference to Exhibit 3.7 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 22, 2021

4.1	Form of Common Share Certificate	Incorporated by reference to Exhibit 4.1 to Kite Realty Group Trust’s registration statement on Form S-11 (File No. 333-114224) declared effective by the SEC on August 10, 2004

4.2	Indenture, dated September 26, 2016, between Kite Realty Group, L.P., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 27, 2016

4.3	First Supplemental Indenture, dated September 26, 2016, among Kite Realty Group, L.P., Kite Realty Group Trust, as possible future guarantor, and U.S. Bank National Association	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 27, 2016

4.4	Form of Global Note representing the 4.000% Senior Notes due 2026 (included in Exhibit 4.3)	Incorporated by reference to Exhibits 4.2 and 4.3 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 27, 2016

4.5
Second Supplemental Indenture, dated January 17, 2024, among Kite Realty Group, L.P., as issuer, Kite Realty Group Trust, as possible future guarantor, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee
Incorporated by reference to Exhibits 4.2 and 4.3 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on January 17, 2024

4.6	Form of Global Note representing the 5.500% Senior Notes due 2034 (included in Exhibit 4.5)	Incorporated by reference to Exhibits 4.2 and 4.3 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on January 17, 2024

4.7	Indenture, dated as of March 22, 2021, among Kite Realty Group, L.P., as issuer, Kite Realty Group Trust, as REIT, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 22, 2021

4.8	Form of Global Note representing the 0.75% Exchangeable Senior Notes due 2027 (included in Exhibit 4.7)	Incorporated by reference to Exhibit 4.1 and 4.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 22, 2021

4.9	Indenture, dated March 12, 2015, by and between Retail Properties of America, Inc. as Issuer and U.S. Bank National Association as Trustee	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Retail Properties of America, Inc. filed with the SEC on March 12, 2015

Exhibit No.	Description	Location

4.10	First Supplemental Indenture, dated March 12, 2015, by and between Retail Properties of America, Inc. as Issuer and U.S. Bank National Association as Trustee	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Retail Properties of America, Inc. filed with the SEC on March 12, 2015

4.11	Second Supplemental Indenture, dated July 21, 2020, by and between Retail Properties of America, Inc. as Issuer and U.S. Bank National Association as Trustee	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Retail Properties of America, Inc. filed with the SEC on July 21, 2020

4.12	Third Supplemental Indenture, dated August 25, 2020, by and between Retail Properties of America, Inc. as Issuer and U.S. Bank National Association as Trustee	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Retail Properties of America, Inc. filed with the SEC on August 25, 2020

4.13	Fourth Supplemental Indenture, dated as of October 22, 2021, between Kite Realty Group, L.P., as successor company, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

4.14	Description of the Registrant’s Securities	Filed herewith

10.1	Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P., dated as of August 16, 2004	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.2	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P., dated as of December 7, 2010	Incorporate by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on December 13, 2010

10.3	Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 12, 2012

10.4	Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 29, 2014

10.5	Amendment No. 4 to Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 5, 2019

10.6	Amendment No. 5 to Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 26, 2019

10.7	Amendment No. 6 to Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P.	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust filed with the SEC on August 7, 2023

10.8	Executive Employment Agreement, dated as of December 29, 2020, by and between the Company and John A. Kite*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on December 31, 2020

10.9	Executive Employment Agreement, dated as of December 29, 2020, by and between the Company and Thomas K. McGowan*	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on December 31, 2020

10.10	Executive Employment Agreement, dated as of December 29, 2020, by and between the Company and Heath R. Fear*	Incorporated by reference to Exhibit 10.3 the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on December 31, 2020

Exhibit No.	Description	Location

10.11	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group Trust, Kite Realty Group, L.P. and John A. Kite*	Incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.12	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group Trust, Kite Realty Group, L.P. and Thomas K. McGowan*	Incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.13	Indemnification Agreement, dated as of November 5, 2018, by and among Kite Realty Group Trust, Kite Realty Group, L.P. and Heath R. Fear*	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on November 7, 2018

10.14	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group Trust, Kite Realty Group, L.P. and William E. Bindley*	Incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.15	Indemnification Agreement, dated as of March 8, 2013, by and between Kite Realty Group Trust, Kite Realty Group, L.P. and Victor J. Coleman*	Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on March 8, 2013

10.16	Indemnification Agreement, dated as of March 7, 2014, by and between Kite Realty Group Trust, Kite Realty Group, L.P. and Christie B. Kelly*	Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on March 7, 2014

10.17	Indemnification Agreement, dated as of March 7, 2014, by and between Kite Realty Group Trust, Kite Realty Group, L.P. and David R. O’Reilly*	Incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on March 7, 2014

10.18	Indemnification Agreement, dated as of March 7, 2014, by and between Kite Realty Group Trust, Kite Realty Group, L.P. and Barton R. Peterson*	Incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of Kite Realty Group Trust filled with the SEC on March 7, 2014

10.19	Indemnification Agreement, dated as of February 27, 2015, by and between Kite Realty Group Trust, Kite Realty Group, L.P., and Lee A. Daniels*	Incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

10.20	Indemnification Agreement, dated as of February 27, 2015, by and between Kite Realty Group Trust, Kite Realty Group, L.P., and Charles H. Wurtzebach*	Incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

10.21	Indemnification Agreement, dated as of February 16, 2021, by and between Kite Realty Group Trust, Kite Realty Group, L.P. and Caroline L. Young*	Incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 22, 2021

10.22	Indemnification Agreement, dated as of March 24, 2021, by and among Kite Realty Group Trust, Kite Realty Group, L.P. and Derrick Burks*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 25, 2021

10.23	Indemnification Agreement, dated as of October 22, 2021, by and among Kite Realty Group Trust, Kite Realty Group, L.P. and Bonnie S. Biumi*	Incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.24	Indemnification Agreement, dated as of October 22, 2021, by and among Kite Realty Group Trust, Kite Realty Group, L.P. and Gerald M. Gorski*	Incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.25	Indemnification Agreement, dated as of October 22, 2021, by and among Kite Realty Group Trust, Kite Realty Group, L.P. and Steven P. Grimes*	Incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

Exhibit No.	Description	Location

10.26	Indemnification Agreement, dated as of October 22, 2021, by and among Kite Realty Group Trust, Kite Realty Group, L.P. and Peter L. Lynch*	Incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.27	Kite Realty Group Trust 2008 Employee Share Purchase Plan*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 12, 2008

10.28
Registration Rights Agreement, dated as of August 16, 2004, by and among the Company, Alvin E. Kite, Jr., John A. Kite, Paul W. Kite, Thomas K. McGowan, Daniel R. Sink, George F. McMannis, Mark Jenkins, C. Kenneth Kite, David Grieve and KMI Holdings, LLC
Incorporated by reference to Exhibit 10.32 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.29	Amendment No. 1 to Registration Rights Agreement, dated August 29, 2005, by and among the Company and the other parties listed on the signature page thereto	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust filed with the SEC on November 14, 2005

10.30	Registration Rights Agreement, dated as of March 22, 2021, by and among Kite Realty Group Trust, Kite Realty Group, L.P. and the initial purchasers party thereto	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 22, 2021

10.31	Tax Protection Agreement, dated August 16, 2004, by and among the Company, Kite Realty Group, L.P., Alvin E. Kite, Jr., John A. Kite, Paul W. Kite, Thomas K. McGowan and C. Kenneth Kite	Incorporated by reference to Exhibit 10.33 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.32	Form of 2014 Outperformance LTIP Unit Award Agreement*	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 29, 2014

10.33	Form of 2016 Outperformance Plan LTIP Unit Agreement*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on February 3, 2016

10.34	Kite Realty Group Trust 2013 Equity Incentive Plan, as amended and restated as of May 11, 2022*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 13, 2022

10.35	Form of Nonqualified Share Option Agreement under 2013 Equity Incentive Plan*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 14, 2013

10.36	Form of Restricted Share Agreement under 2013 Equity Incentive Plan*	Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 14, 2013

10.37	Retail Properties of America, Inc. Amended and Restated 2014 Long-Term Equity Compensation Plan*	Incorporated by reference to Exhibit 10.1 of the Registration on Form S-8 of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.38	Kite Realty Group Trust Trustee Deferred Compensation Plan*	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust filed with the SEC on August 9, 2006

10.39	Form of Performance Share Unit Agreement under 2013 Equity Incentive Plan*	Incorporated by reference to Exhibit 10.38 of the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2017

10.40	Form of Performance Restricted Share Agreement under 2013 Equity Incentive Plan*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on November 7, 2018

Exhibit No.	Description	Location

10.41	Form of Appreciation Only LTIP Unit Agreement*	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 5, 2019

10.42	Form of LTIP Unit Agreement*	Incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 22, 2021

10.43	Form of Performance LTIP Unit Agreement*	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust filed with the SEC on May 6, 2022

10.44	Term Loan Agreement, dated as of October 25, 2018, by and among Kite Realty Group, L.P., KeyBank National Association, as Administrative Agent, and the other lenders party thereto	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 26, 2018

10.45	Springing Guaranty, dated as of October 25, 2018, by Kite Realty Group Trust	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 26, 2018

10.46	First Amendment to Term Loan Agreement, dated as of December 21, 2022, by and among Kite Realty Group, L.P., KeyBank National Association, as Administrative Agent, and the other lenders party thereto	Incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 21, 2023

10.47	Note Purchase Agreement, dated as of August 28, 2015, by and among Kite Realty Group, L.P., and the other parties named therein as Purchasers	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 3, 2015

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
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Retail Properties of America, Inc. filed with the SEC on July 23, 2019

Exhibit No.	Description	Location

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
Filed herewith

97.1	Kite Realty Group Trust Compensation Recovery Policy	Filed herewith

101.INS	Inline XBRL Instance Document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

Exhibit No.	Description	Location

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith
*Denotes a management contract or compensatory, plan contract or arrangement.
ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KITE REALTY GROUP TRUST
(Registrant)

/s/ JOHN A. KITE

John A. Kite
Date:	February 20, 2024	Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ HEATH R. FEAR

Heath R. Fear
Date:	February 20, 2024	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

KITE REALTY GROUP L.P.
(Registrant)
By: Kite Realty Group Trust, its sole general partner

/s/ JOHN A. KITE

John A. Kite
Date:	February 20, 2024	Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ HEATH R. FEAR

Heath R. Fear
Date:	February 20, 2024	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN A. KITE	Chairman, Chief Executive Officer, and Trustee (Principal Executive Officer)	February 20, 2024
(John A. Kite)

/s/ WILLIAM E. BINDLEY	Trustee	February 20, 2024
(William E. Bindley)

/s/ BONNIE S. BIUMI	Trustee	February 20, 2024
(Bonnie S. Biumi)

/s/ DERRICK BURKS	Trustee	February 20, 2024
(Derrick Burks)

/s/ VICTOR J. COLEMAN	Trustee	February 20, 2024
(Victor J. Coleman)

/s/ GERALD M. GORSKI	Trustee	February 20, 2024
(Gerald M. Gorski)

/s/ STEVEN P. GRIMES	Trustee	February 20, 2024
(Steven P. Grimes)

/s/ CHRISTIE B. KELLY	Trustee	February 20, 2024
(Christie B. Kelly)

/s/ PETER L. LYNCH	Trustee	February 20, 2024
(Peter L. Lynch)

/s/ DAVID R. O’REILLY	Trustee	February 20, 2024
(David R. O’Reilly)

/s/ BARTON R. PETERSON	Trustee	February 20, 2024
(Barton R. Peterson)

/s/ CHARLES H. WURTZEBACH	Trustee	February 20, 2024
(Charles H. Wurtzebach)

/s/ CAROLINE L. YOUNG	Trustee	February 20, 2024
(Caroline L. Young)

/s/ HEATH R. FEAR	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 20, 2024
(Heath R. Fear)

/s/ DAVID E. BUELL	Senior Vice President, Chief Accounting Officer	February 20, 2024
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Trustees of Kite Realty Group Trust:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Kite Realty Group Trust and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule III – Consolidated Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of investment properties for potential impairment
As discussed in Note 2 to the consolidated financial statements, land, buildings, and improvements, net was $7,684,066 thousand as of December 31, 2023. The Company’s investment properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. This review for potential impairment triggering events requires certain assumptions, estimates, and significant judgment, including about the anticipated holding period for an investment property.
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
February 20, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of Kite Realty Group, L.P. and subsidiaries and Board of Trustees of Kite Realty Group Trust:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Kite Realty Group, L.P. and subsidiaries (the Partnership) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, partner’s equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule III – Consolidated Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2024 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.
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
Evaluation of investment properties for potential impairment
As discussed in Note 2 to the consolidated financial statements, land, buildings, and improvements, net was $7,684,066 thousand as of December 31, 2023. The Partnership’s investment properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. This review for potential impairment triggering events requires certain assumptions, estimates, and significant judgment, including about the anticipated holding period for an investment property.
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
Indianapolis, Indiana
February 20, 2024

KITE REALTY GROUP TRUST
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2023	December 31, 2022
Assets:
Investment properties, at cost:	$7,740,061	$7,732,573
Less: accumulated depreciation	(1,381,770)	(1,161,148)
Net investment properties	6,358,291	6,571,425

Cash and cash equivalents	36,413	115,799
Tenant and other receivables, including accrued straight-line rent of $55,482 and $44,460, respectively	113,290	101,301
Restricted cash and escrow deposits	5,017	6,171
Deferred costs, net	304,171	409,828
Prepaid and other assets	117,834	127,044
Investments in unconsolidated subsidiaries	9,062	10,414
Total assets	$6,944,078	$7,341,982

Liabilities and Equity:
Liabilities:
Mortgage and other indebtedness, net	$2,829,202	$3,010,299
Accounts payable and accrued expenses	198,079	207,792
Deferred revenue and other liabilities	272,942	298,039
Total liabilities	3,300,223	3,516,130

Commitments and contingencies
Limited Partners’ interests in the Operating Partnership	73,287	53,967

Equity:
Common shares, $0.01 par value, 490,000,000 shares authorized, 219,448,429 and 219,185,658 shares issued and outstanding at December 31, 2023 and 2022, respectively	2,194	2,192
Additional paid-in capital	4,886,592	4,897,736
Accumulated other comprehensive income	52,435	74,344
Accumulated deficit	(1,373,083)	(1,207,757)
Total shareholders’ equity	3,568,138	3,766,515
Noncontrolling interests	2,430	5,370
Total equity	3,570,568	3,771,885
Total liabilities and equity	$6,944,078	$7,341,982
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue:
Rental income	$810,146	$782,349	$367,399
Other property-related revenue	8,492	11,108	4,683
Fee income	4,366	8,539	1,242
Total revenue	823,004	801,996	373,324

Expenses:
Property operating	107,958	107,217	55,561
Real estate taxes	102,426	104,589	49,530
General, administrative and other	56,142	54,860	33,984
Merger and acquisition costs	—	925	86,522
Depreciation and amortization	426,361	469,805	200,460
Impairment charges	477	—	—
Total expenses	693,364	737,396	426,057

Gain on sales of operating properties, net	22,601	27,069	31,209

Operating income (loss)	152,241	91,669	(21,524)
Other (expense) income:
Interest expense	(105,349)	(104,276)	(60,447)
Income tax (expense) benefit of taxable REIT subsidiary	(533)	(43)	310
Equity in earnings (loss) of unconsolidated subsidiaries	33	256	(416)
Other income, net	1,991	240	355
Net income (loss)	48,383	(12,154)	(81,722)
Net (income) loss attributable to noncontrolling interests	(885)	(482)	916
Net income (loss) attributable to common shareholders	$47,498	$(12,636)	$(80,806)

Net income (loss) per common share – basic and diluted	$0.22	$(0.06)	$(0.73)

Weighted average common shares outstanding – basic	219,344,832	219,074,448	110,637,562
Weighted average common shares outstanding – diluted	219,728,283	219,074,448	110,637,562

Net income (loss)	$48,383	$(12,154)	$(81,722)
Change in fair value of derivatives	(22,008)	91,271	15,670
Total comprehensive income (loss)	26,375	79,117	(66,052)
Comprehensive (income) loss attributable to noncontrolling interests	(786)	(1,507)	229
Comprehensive income (loss) attributable to the Company	$25,589	$77,610	$(65,823)
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST
Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2020	84,187,999	$842	$2,085,003	$(30,885)	$(824,306)	$1,230,654
Stock compensation activity	245,333	2	6,793	—	—	6,795
Shares withheld for employee taxes	(714,569)	(7)	(15,031)	—	—	(15,038)
Issuance of common stock – RPAI merger	134,931,465	1,349	2,846,020	—	—	2,847,369
Other comprehensive income	—	—	—	14,983	—	14,983
Distributions to common shareholders	—	—	—	—	(57,801)	(57,801)
Net loss attributable to common shareholders	—	—	—	—	(80,806)	(80,806)
Purchase of capped calls	—	—	(9,800)	—	—	(9,800)
Exchange of redeemable noncontrolling interests for common shares	299,341	3	4,235	—	—	4,238
Adjustment to redeemable noncontrolling interests	—	—	(18,547)	—	—	(18,547)
Balance at December 31, 2021	218,949,569	$2,189	$4,898,673	$(15,902)	$(962,913)	$3,922,047

Stock compensation activity	151,089	2	9,544	—	—	9,546
Other comprehensive income	—	—	—	90,246	—	90,246
Distributions to common shareholders	—	—	—	—	(232,208)	(232,208)
Net loss attributable to common shareholders	—	—	—	—	(12,636)	(12,636)
Acquisition of partner’s noncontrolling interest in Killingly Commons	—	—	416	—	—	416
Exchange of redeemable noncontrolling interests for common shares	85,000	1	1,669	—	—	1,670
Adjustment to redeemable noncontrolling interests	—	—	(12,566)	—	—	(12,566)
Balance at December 31, 2022	219,185,658	$2,192	$4,897,736	$74,344	$(1,207,757)	$3,766,515

Stock compensation activity	189,610	2	10,789	—	—	10,791
Other comprehensive loss	—	—	—	(21,909)	—	(21,909)
Distributions to common shareholders	—	—	—	—	(212,824)	(212,824)
Net income attributable to common shareholders	—	—	—	—	47,498	47,498
Exchange of redeemable noncontrolling interests for common shares	73,161	—	1,568	—	—	1,568
Adjustment to redeemable noncontrolling interests	—	—	(23,501)	—	—	(23,501)
Balance at December 31, 2023	219,448,429	$2,194	$4,886,592	$52,435	$(1,373,083)	$3,568,138
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$48,383	$(12,154)	$(81,722)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	429,970	472,969	203,142
Gain on sales of operating properties, net	(22,601)	(27,069)	(31,209)
Impairment charges	477	—	—
Straight-line rent	(11,812)	(16,632)	(5,391)
Compensation expense for equity awards	10,116	10,280	6,697
Amortization of debt fair value adjustments	(13,366)	(13,521)	(2,993)
Amortization of in-place lease assets and liabilities	(12,025)	(4,821)	(2,611)
Changes in assets and liabilities:
Tenant receivables	(940)	(16,763)	(3,102)
Deferred costs and other assets	(29,912)	7,522	6,857
Accounts payable, accrued expenses, deferred revenue and other liabilities	(3,642)	(20,528)	10,683
Net cash provided by operating activities	394,648	379,283	100,351

Cash flows from investing activities:
Cash and restricted cash acquired in the RPAI merger	—	—	14,992
Acquisitions of interests in properties	(78,274)	(100,142)	(10,445)
Capital expenditures	(142,578)	(158,540)	(57,313)
Net proceeds from sales of land	3,166	4,716	54,157
Net proceeds from sales of operating properties	137,687	75,699	26,556
Investment in short-term deposits	—	125,000	(125,000)
Small business loan repayments	346	657	712
Change in construction payables	(2,078)	6,341	4,413
Distribution from unconsolidated joint venture	—	1,245	1,029
Capital contribution to unconsolidated joint venture	—	(125)	(134)
Net cash used in investing activities	(81,731)	(45,149)	(91,033)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	86	30	31
Repurchases of common shares upon the vesting of restricted shares	(767)	(1,535)	(15,031)
Purchase of capped calls	—	—	(9,800)
Debt and equity issuance costs	(767)	(5,159)	(8,141)
Loan proceeds	369,095	455,000	215,000
Loan payments	(544,410)	(568,963)	(77,591)
Distributions paid – common shareholders	(210,546)	(179,624)	(57,801)
Distributions paid – redeemable noncontrolling interests	(2,952)	(2,622)	(2,208)
Distributions to noncontrolling interests	(3,196)	—	—
Acquisition of partner’s noncontrolling interest in Killingly Commons joint venture	—	(9,654)	—
Net cash (used in) provided by financing activities	(393,457)	(312,527)	44,459

Net change in cash, cash equivalents and restricted cash	(80,540)	21,607	53,777
Cash, cash equivalents and restricted cash, beginning of year	121,970	100,363	46,586
Cash, cash equivalents and restricted cash, end of year	$41,430	$121,970	$100,363

Supplemental disclosures
Cash paid for interest, net of capitalized interest	$120,870	$113,744	$59,552

Non-cash investing and financing activities
Exchange of redeemable noncontrolling interests for common shares	$1,568	$1,670	$4,236
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except unit and per unit data)

	December 31, 2023	December 31, 2022
Assets:
Investment properties, at cost:	$7,740,061	$7,732,573
Less: accumulated depreciation	(1,381,770)	(1,161,148)
Net investment properties	6,358,291	6,571,425

Cash and cash equivalents	36,413	115,799
Tenant and other receivables, including accrued straight-line rent of $55,482 and $44,460, respectively	113,290	101,301
Restricted cash and escrow deposits	5,017	6,171
Deferred costs, net	304,171	409,828
Prepaid and other assets	117,834	127,044
Investments in unconsolidated subsidiaries	9,062	10,414
Total assets	$6,944,078	$7,341,982

Liabilities and Equity:
Liabilities:
Mortgage and other indebtedness, net	$2,829,202	$3,010,299
Accounts payable and accrued expenses	198,079	207,792
Deferred revenue and other liabilities	272,942	298,039
Total liabilities	3,300,223	3,516,130

Commitments and contingencies
Limited Partners’ interests in the Operating Partnership	73,287	53,967

Partners’ Equity:
Common equity, 219,448,429 and 219,185,658 units issued and outstanding at December 31, 2023 and 2022, respectively	3,515,703	3,692,171
Accumulated other comprehensive income	52,435	74,344
Total Partners’ equity	3,568,138	3,766,515
Noncontrolling interests	2,430	5,370
Total equity	3,570,568	3,771,885
Total liabilities and equity	$6,944,078	$7,341,982
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except unit and per unit data)

	Year Ended December 31,
	2023	2022	2021
Revenue:
Rental income	$810,146	$782,349	$367,399
Other property-related revenue	8,492	11,108	4,683
Fee income	4,366	8,539	1,242
Total revenue	823,004	801,996	373,324

Expenses:
Property operating	107,958	107,217	55,561
Real estate taxes	102,426	104,589	49,530
General, administrative and other	56,142	54,860	33,984
Merger and acquisition costs	—	925	86,522
Depreciation and amortization	426,361	469,805	200,460
Impairment charges	477	—	—
Total expenses	693,364	737,396	426,057

Gain on sales of operating properties, net	22,601	27,069	31,209

Operating income (loss)	152,241	91,669	(21,524)
Other (expense) income:
Interest expense	(105,349)	(104,276)	(60,447)
Income tax (expense) benefit of taxable REIT subsidiary	(533)	(43)	310
Equity in earnings (loss) of unconsolidated subsidiaries	33	256	(416)
Other income, net	1,991	240	355
Net income (loss)	48,383	(12,154)	(81,722)
Net income attributable to noncontrolling interests	(257)	(623)	(514)
Net income (loss) attributable to common unitholders	$48,126	$(12,777)	$(82,236)

Allocation of net income (loss):
Limited Partners	$628	$(141)	$(1,430)
Parent Company	47,498	(12,636)	(80,806)
	$48,126	$(12,777)	$(82,236)

Net income (loss) per unit – basic and diluted	$0.22	$(0.06)	$(0.73)

Weighted average common units outstanding – basic	222,514,956	221,858,084	113,103,177
Weighted average common units outstanding – diluted	222,898,407	221,858,084	113,103,177

Net income (loss)	$48,383	$(12,154)	$(81,722)
Change in fair value of derivatives	(22,008)	91,271	15,670
Total comprehensive income (loss)	26,375	79,117	(66,052)
Comprehensive income attributable to noncontrolling interests	(257)	(623)	(514)
Comprehensive income (loss) attributable to common unitholders	$26,118	$78,494	$(66,566)
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Statements of Partner’s Equity
(in thousands)

	General Partner		Total
	Common Equity	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2020	$1,261,539	$(30,885)	$1,230,654
Stock compensation activity	6,795	—	6,795
Shares withheld for employee taxes	(15,038)	—	(15,038)
Issuance of General Partner Units to the Parent Company – RPAI merger	2,847,369	—	2,847,369
Other comprehensive income attributable to Parent Company	—	14,983	14,983
Distributions to Parent Company	(57,801)	—	(57,801)
Net loss attributable to Parent Company	(80,806)	—	(80,806)
Purchase of capped calls	(9,800)	—	(9,800)
Conversion of Limited Partner Units to shares of the Parent Company	4,238	—	4,238
Adjustment to redeemable noncontrolling interests	(18,547)	—	(18,547)
Balance at December 31, 2021	$3,937,949	$(15,902)	$3,922,047

Stock compensation activity	9,546	—	9,546
Other comprehensive loss attributable to Parent Company	—	90,246	90,246
Distributions to Parent Company	(232,208)	—	(232,208)
Net loss attributable to Parent Company	(12,636)	—	(12,636)
Acquisition of partner’s noncontrolling interest in Killingly Commons	416	—	416
Conversion of Limited Partner Units to shares of the Parent Company	1,670	—	1,670
Adjustment to redeemable noncontrolling interests	(12,566)	—	(12,566)
Balance at December 31, 2022	$3,692,171	$74,344	$3,766,515

Stock compensation activity	10,791	—	10,791
Other comprehensive loss attributable to Parent Company	—	(21,909)	(21,909)
Distributions to Parent Company	(212,824)	—	(212,824)
Net income attributable to Parent Company	47,498	—	47,498
Conversion of Limited Partner Units to shares of the Parent Company	1,568	—	1,568
Adjustment to redeemable noncontrolling interests	(23,501)	—	(23,501)
Balance at December 31, 2023	$3,515,703	$52,435	$3,568,138
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$48,383	$(12,154)	$(81,722)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	429,970	472,969	203,142
Gain on sales of operating properties, net	(22,601)	(27,069)	(31,209)
Impairment charges	477	—	—
Straight-line rent	(11,812)	(16,632)	(5,391)
Compensation expense for equity awards	10,116	10,280	6,697
Amortization of debt fair value adjustments	(13,366)	(13,521)	(2,993)
Amortization of in-place lease assets and liabilities	(12,025)	(4,821)	(2,611)
Changes in assets and liabilities:
Tenant receivables	(940)	(16,763)	(3,102)
Deferred costs and other assets	(29,912)	7,522	6,857
Accounts payable, accrued expenses, deferred revenue and other liabilities	(3,642)	(20,528)	10,683
Net cash provided by operating activities	394,648	379,283	100,351

Cash flows from investing activities:
Cash and restricted cash acquired in the RPAI merger	—	—	14,992
Acquisitions of interests in properties	(78,274)	(100,142)	(10,445)
Capital expenditures	(142,578)	(158,540)	(57,313)
Net proceeds from sales of land	3,166	4,716	54,157
Net proceeds from sales of operating properties	137,687	75,699	26,556
Investment in short-term deposits	—	125,000	(125,000)
Small business loan repayments	346	657	712
Change in construction payables	(2,078)	6,341	4,413
Distribution from unconsolidated joint venture	—	1,245	1,029
Capital contribution to unconsolidated joint venture	—	(125)	(134)
Net cash used in investing activities	(81,731)	(45,149)	(91,033)

Cash flows from financing activities:
Contributions from the General Partner	86	30	31
Repurchases of common shares upon the vesting of restricted shares	(767)	(1,535)	(15,031)
Purchase of capped calls	—	—	(9,800)
Debt and equity issuance costs	(767)	(5,159)	(8,141)
Loan proceeds	369,095	455,000	215,000
Loan payments	(544,410)	(568,963)	(77,591)
Distributions paid – common unitholders	(210,546)	(179,624)	(57,801)
Distributions paid – redeemable noncontrolling interests	(2,952)	(2,622)	(2,208)
Distributions to noncontrolling interests	(3,196)	—	—
Acquisition of partner’s noncontrolling interest in Killingly Commons joint venture	—	(9,654)	—
Net cash (used in) provided by financing activities	(393,457)	(312,527)	44,459

Net change in cash, cash equivalents and restricted cash	(80,540)	21,607	53,777
Cash, cash equivalents and restricted cash, beginning of year	121,970	100,363	46,586
Cash, cash equivalents and restricted cash, end of year	$41,430	$121,970	$100,363

Supplemental disclosures
Cash paid for interest, net of capitalized interest	$120,870	$113,744	$59,552

Non-cash investing and financing activities
Conversion of Limited Partner Units to shares of the Parent Company	$1,568	$1,670	$4,236
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
($ in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)
NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION
Kite Realty Group Trust (the “Parent Company”), through its majority-owned subsidiary, Kite Realty Group, L.P. (the “Operating Partnership”), owns interests in various operating subsidiaries and joint ventures engaged in the ownership, operation, acquisition, development and redevelopment of high-quality, open-air shopping centers and mixed-used assets that are primarily grocery-anchored and located in high-growth Sun Belt markets and select strategic gateway markets in the United States. The terms “Company,” “we,” “us,” and “our” refer to the Parent Company and the Operating Partnership, collectively, and those entities owned or controlled by the Parent Company and/or the Operating Partnership.
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
The Parent Company is the sole general partner of the Operating Partnership, and as of December 31, 2023 owned approximately 98.4% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 1.6% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) were owned by the limited partners. As the sole general partner of the Operating Partnership, the Parent Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. The Parent Company and the Operating Partnership are operated as one enterprise. The management of the Parent Company consists of the same members as the management of the Operating Partnership. As the sole general partner with control of the Operating Partnership, the Parent Company consolidates the Operating Partnership for financial reporting purposes, and the Parent Company does not have any significant assets other than its investment in the Operating Partnership.
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
As of December 31, 2023, the Company’s portfolio consisted of the following:

	Properties	Square Footage
Operating retail properties(1)	180	28,108,490
Office properties	1	287,291
Development and redevelopment projects:
Carillon medical office building	1	126,000
The Corner – IN	1	24,000
Hamilton Crossing Centre	1	92,283
Edwards Multiplex – Ontario	1	124,614
(1)Included within operating retail properties are 10 properties that contain an office component. Of the 180 operating retail properties, 177 are consolidated in these financial statements and the remaining three are accounted for under the equity method.
On October 22, 2021, we completed a merger with Retail Properties of America, Inc. (“RPAI”) pursuant to which RPAI merged with and into a wholly owned subsidiary of the Company, with such subsidiary continuing as a wholly owned subsidiary of the Company.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Investment Properties
Capitalization and Depreciation
Investment properties are recorded at cost and include costs of land acquisition, development, pre-development, construction, certain allocated overhead, tenant allowances and improvements, and interest and real estate taxes incurred during construction. Significant renovations and improvements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. If a tenant vacates a space prior to the lease expiration, terminates its lease, or otherwise notifies the Company of its intent to do so, any related unamortized tenant allowances are expensed over the shortened lease period. Ordinary repairs and maintenance that do not extend the useful lives of the respective assets are expensed as incurred and included within “Property operating” expense in the accompanying consolidated statements of operations and comprehensive income.
Pre-development costs are incurred prior to vertical construction and for certain land held for development during the due diligence phase and include contract deposits, legal, engineering, cost of internal resources and other professional fees related to evaluating the feasibility of developing or redeveloping a shopping center or other project. These pre-development costs are capitalized and included within “Investment properties, at cost” in the accompanying consolidated balance sheets. If we determine that the completion of a development project is no longer probable, all previously incurred pre-development costs are immediately expensed. Land is transferred to construction in progress once construction commences on the related project.
We also capitalize costs such as land acquisition, building construction, interest, real estate taxes, and the costs of personnel directly involved with the development of our properties. As a portion of a development project becomes operational, we expense a pro rata amount of the related costs.
Depreciation expense is computed using the straight-line method. Buildings and improvements are depreciated over estimated original useful lives ranging from 10 to 35 years. Tenant improvements and allowances are depreciated over the term of the related lease. Equipment and fixtures are depreciated over five to 10 years. Depreciation may be accelerated for a redevelopment project, including partial demolition of an existing structure, after the asset is assessed for impairment.
The following table summarizes the composition of the Company’s investment properties as of December 31, 2023 and 2022 (in thousands):

	Balance as of December 31,
	2023	2022
Land, buildings and improvements	$7,684,066	$7,656,765
Construction in progress	55,995	75,808
Investment properties, at cost	$7,740,061	$7,732,573
Valuation of Investment Properties
Management reviews our operating and development projects, land parcels and intangible assets for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. This review for possible impairment requires certain assumptions, estimates, and significant judgment. Examples of situations considered to be impairment indicators for both operating properties and development projects include, but are not limited to:
•a substantial decline in or continued low occupancy rate or cash flow;
•expected significant declines in occupancy in the near future;
•continued difficulty in leasing space;
•a significant concentration of financially troubled tenants;
•a reduction in the anticipated holding period;

•a cost accumulation or delay in the project completion date significantly above and beyond the original development or redevelopment estimate;
•a significant decrease in the market price not in line with general market trends; and
•any other quantitative or qualitative events or factors deemed significant by the Company’s management or Board of Trustees.
Impairment losses for investment properties and intangible assets are measured when the undiscounted cash flows estimated to be generated by the investment properties during the expected holding period are less than the carrying amounts of those assets. The evaluation of impairment is subject to certain management assumptions, including projected net operating income, anticipated holding period, expected capital expenditures and the capitalization rate used to estimate the property’s residual value. Impairment losses are recorded as the excess of the carrying value over the estimated fair value of the asset. Our impairment review for land and development properties assumes we have the intent and ability to complete the developments or projected uses for the land parcels. If we determine those plans will not be completed or our assumptions with respect to operating assets are not realized, an impairment loss may be appropriate.
Assets Held for Sale
The Company classifies an operating property as held for sale only when the property is available for immediate sale in its present condition and for which management believes it is probable that a sale of the property will be completed within one year, among other factors. An operating property classified as held for sale is carried at the lower of cost or fair value less estimated costs to sell. Depreciation and amortization are suspended during the held-for-sale period. No properties qualified for held-for-sale accounting treatment as of December 31, 2023 and 2022.
Acquisition of Investment Properties
Real estate assets are recognized on our consolidated balance sheets at historical cost, less accumulated depreciation and amortization. Upon acquisition of real estate operating properties, we estimate the fair value of acquired identifiable tangible assets (consisting of land, buildings and improvements) and identified intangible assets and liabilities (consisting of above-market and below-market leases and in-place leases), assumed debt, and any noncontrolling interest in the acquiree at the date of acquisition based on an evaluation of information and estimates available at the acquisition date. Based on these estimates, we record the estimated fair value to the applicable assets and liabilities. In making estimates of fair value, a number of sources are used, including information obtained as a result of pre-acquisition due diligence, marketing and leasing activities. The estimates of fair value were determined to have primarily relied upon Level 2 and Level 3 inputs, as defined below.
Fair value is determined for tangible assets and intangibles, including:
•the fair value of the building on an as-if-vacant basis and the fair value of land determined either by comparable market data, real estate tax assessments, independent appraisals or other relevant data;
•above-market and below-market in-place lease values for acquired properties, which are based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over the remaining non-cancelable term of the leases. Any below-market renewal options are also considered in the in-place lease values. The capitalized above-market and below-market lease values are amortized as a reduction of, or addition to, rental income over the term of the leases. Should a tenant vacate, terminate its lease, or otherwise notify us of its intent to do so, the unamortized portion of the lease intangibles would be charged or credited to income as applicable;
•the value of having a lease in place at the acquisition date. We use independent and internal sources for our estimates to determine the respective in-place lease values. Our estimates of value use methods similar to those used by independent appraisers. Factors we consider in our analysis include an estimate of costs to execute similar leases, including tenant improvements, leasing commissions and foregone costs related to the reimbursement of property operating expenses, and fair market rent received during the estimated lease-up period as if the space was vacant. The value of in-place leases is amortized to depreciation and amortization expense over the remaining initial terms of the respective leases; and

•the fair value of any assumed financing that is determined to be above- or below-market terms. We use third party and independent sources for our estimates to determine the respective fair value of each mortgage and other indebtedness, including related derivative instruments, assumed. The fair market value of each is amortized to interest expense over the remaining initial terms of the respective instruments.
We also consider whether there is any value to in-place leases that have a related customer relationship intangible value. Characteristics we consider in determining these values include the nature and extent of existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality, and expectations of lease renewals, among other factors. To date, we have not developed a tenant relationship that we consider to have a current intangible value.
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
In determining whether to consolidate a VIE with the Operating Partnership, we consider all relationships between the Operating Partnership and the applicable VIE, including development and management agreements and other contractual arrangements, in determining whether we have the power to direct the activities of the VIE that most significantly affect the VIE’s performance. As of December 31, 2023, we owned investments in two consolidated joint ventures that were VIEs in which the partners did not have substantive participating rights and we were the primary beneficiary. As of December 31, 2023, these consolidated VIEs had mortgage debt totaling $112.1 million, which was secured by assets of the VIEs totaling $216.5 million. The Operating Partnership guarantees the mortgage debt of these VIEs.
The Operating Partnership is considered a VIE as the limited partners do not hold kick-out rights or substantive participating rights. The Parent Company consolidates the Operating Partnership as it is the primary beneficiary in accordance with the VIE model.
As of December 31, 2023, the Company also owned investments in four unconsolidated joint ventures accounted for under the equity method, which are not considered VIEs, as follows:
Three Property Retail Portfolio Joint Venture
On June 29, 2018, the Company formed a joint venture with Nuveen Real Estate, formerly known as TH Real Estate. The Company sold three properties (Livingston Shopping Center, Plaza Volente and Tamiami Crossing) to the joint venture valued at $99.8 million in the aggregate and, after considering third-party debt obtained by the joint venture upon formation, the Company contributed $10.0 million for a 20% noncontrolling ownership interest in the joint venture. The Company is the operating member responsible for the day-to-day management of the properties and receives property management and leasing fees. Both members have substantive participating rights over major decisions that impact the economics and operations of the joint venture. The Company accounts for the joint venture under the equity method as it has the ability to exercise influence but not control over the operating and financial policies of the joint venture.

Embassy Suites at Eddy Street Commons
In December 2017, we formed a joint venture with an unrelated third party to develop and own an Embassy Suites hotel next to Eddy Street Commons, our operating retail property at the University of Notre Dame. We contributed $1.4 million of cash to the joint venture in return for a 35% ownership interest in the joint venture. The joint venture entered into a $33.8 million construction loan, of which $32.7 million was outstanding as of December 31, 2023. The Company accounts for the joint venture under the equity method as both members have substantive participating rights and we do not control the activities of the joint venture.
Glendale Multifamily Joint Venture
In May 2020, the Company formed a joint venture for the planned development of a multifamily project adjacent to our Glendale Town Center operating retail property in the Indianapolis metropolitan statistical area (“MSA”). The Company contributed land valued at $1.6 million to the joint venture and retained a 12% ownership interest in the joint venture. The Company’s partner is the operating member responsible for the day-to-day management of the property. Both members have substantive participating rights over major decisions that impact the economics and operations of the joint venture. The Company accounts for the joint venture under the equity method as it has the ability to exercise influence but not control over the operating and financial policies of the joint venture.
Buckingham Mixed-Use Joint Venture
In September 2021, the Company formed a joint venture for the planned redevelopment of The Corner (Carmel, IN) into a mixed-use, multifamily and retail project. The Company contributed land valued at $4.0 million to the joint venture and retained a 50% ownership interest in the joint venture. The Company’s partner is the operating member responsible for the day-to-day management of the property. Both members have substantive participating rights over major decisions that impact the economics and operations of the joint venture. The Company accounts for the joint venture under the equity method as it has the ability to exercise influence but not control over the operating and financial policies of the joint venture.
Cash and Cash Equivalents
We consider all highly liquid investments purchased with an original maturity of 90 days or less to be cash and cash equivalents. From time to time, such investments may temporarily be held in accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) and the Securities Investor Protection Corporation (“SIPC”) insurance limits. The Company periodically assesses the credit risk associated with these financial institutions and believes the risk of loss is minimal.
The following is a summary of our total cash, cash equivalents and restricted cash as presented in the accompanying consolidated statements of cash flows for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash and cash equivalents	$36,413	$115,799	$93,241
Restricted cash and escrow deposits	5,017	6,171	7,122
Cash, cash equivalents and restricted cash	$41,430	$121,970	$100,363
Restricted Cash and Escrow Deposits
Escrow deposits consist of cash held for real estate taxes, property maintenance, insurance and other requirements at specific properties as required by lending institutions, certain municipalities or other agreements.
Fair Value Measurements
We follow the framework established under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, for measuring fair value of non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis but only in certain circumstances, such as a business combination or upon determination of an impairment.

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
As discussed in Note 9 to the accompanying consolidated financial statements, we have determined that derivative valuations are classified within Level 2 of the fair value hierarchy. Note 8 to the accompanying consolidated financial statements includes a discussion of the estimated fair value of fixed and variable rate debt, which are estimated using Level 2 and Level 3 inputs. Note 3 to the accompanying consolidated financial statements includes a discussion of the fair values recorded for asset acquisitions. Level 3 inputs to these transactions include our estimations of net rental rates of retail anchor and small shop space, capitalization rates, and disposal values. Note 4 to the accompanying consolidated financial statements includes a discussion of the fair value recorded when we recognized an impairment charge during the year ended December 31, 2023. Level 2 inputs to this transaction include the expected sales price from an executed sales contract.
Cash and cash equivalents, accounts receivable, escrows and deposits, and other working capital balances approximate fair value.
Derivative Financial Instruments
The Company accounts for its derivative financial instruments at fair value calculated in accordance with ASC 820, Fair Value Measurements and Disclosures. Gains and losses resulting from changes in the fair value of the derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. We use derivative instruments such as interest rate swaps or rate locks to mitigate interest rate risk on related financial instruments.
Changes in the fair value of derivatives that qualify as cash flow hedges are recorded in “Accumulated other comprehensive income” in the accompanying consolidated balance sheets and amortized over the underlying term of the hedged transaction while any ineffective portion of a derivative’s change in fair value is recognized immediately in earnings. For derivative contracts designated as fair value hedges, the gain or loss on the derivative is included within “Mortgage and other indebtedness, net” in the accompanying consolidated balance sheets. We include the gain or loss on the hedged item in the same account as the offsetting gain or loss on the related derivative contract. As of December 31, 2023 and 2022, all of our derivative financial instruments qualify for hedge accounting.
Revenue Recognition
As a lessor of real estate assets, the Company retains substantially all of the risks and benefits of ownership and accounts for its leases as operating leases.
Contractual minimum base rent, percentage rent, and expense reimbursements from tenants for common area maintenance costs, insurance and real estate taxes are our principal sources of revenue. Base minimum rents are recognized on a straight-line basis over the terms of the respective leases. Certain lease agreements contain provisions that provide for additional rents based on a tenant’s sales volume (contingent overage rent). Overage rent is recognized when tenants achieve the specified sales targets as defined in their lease agreements and is included within “Rental income” in the accompanying consolidated statements of operations and comprehensive income for the years ended December 31, 2023, 2022 and 2021. If we determine that collectibility is probable, we recognize income from rentals based on the methodology described above. If we determine that collectibility is not probable, we recognize income only to the extent that cash has been received from the tenant. We have accounts receivable due from tenants and are subject to the risk of tenant defaults and bankruptcies, which may affect the collection of outstanding receivables. These receivables are reduced for credit loss, which is recognized as a reduction to rental income. We regularly evaluate the collectibility of these lease-related receivables by analyzing past due account balances and consider such factors as the credit quality of the tenant, historical write-off experience, tenant creditworthiness and current economic trends when evaluating the collectibility of rental income. Although we estimate uncollectible receivables and provide for them through charges against income, actual experience may differ from those estimates.
We recognize the sale of real estate when control transfers to the buyer. As part of our ongoing business strategy, we will, from time to time, sell properties, land parcels and outlots, some of which are ground-leased to tenants. Net gains realized on such sales were $1.7 million, $4.5 million, and $0.5 million for the years ended December 31, 2023, 2022 and 2021, respectively, and are included within “Other property-related revenue” in the accompanying consolidated statements of operations and comprehensive income.
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
An allowance for uncollectible accounts, including future credit losses of the accrued straight-line rent receivables, is maintained for estimated losses resulting from the inability of certain tenants to meet contractual obligations under their lease agreements. Accounts are written off when, in the opinion of management, the balance is deemed uncollectible. The provision for revenues deemed uncollectible represented 0.3%, 0.7%, and 0.9% of total revenues in each of the years ended December 31, 2023, 2022 and 2021, respectively.
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
For the year ended December 31, 2023, the percentage of the Company’s revenue recognized from tenants leasing space in the states where the majority of our portfolio is concentrated, which includes Texas, Florida, Virginia, New York, and Indiana, was as follows:

Texas	26.2%
Florida	10.6%
Virginia	7.4%
New York	6.9%
Indiana	6.3%
Earnings Per Share
Basic earnings per share/unit is calculated based on the weighted average number of common shares/units outstanding during the period. Diluted earnings per share/unit is determined based on the weighted average number of common shares/units outstanding during the period combined with the incremental average common shares/units that would have been outstanding assuming the conversion of all potentially dilutive common shares/units into common shares/units as of the earliest date possible.
Potentially dilutive securities include (i) outstanding options to acquire common shares; (ii) Limited Partner Units, which may be exchanged for either cash or common shares at the Parent Company’s option and under certain circumstances; (iii) appreciation-only Long-Term Incentive Plan (“AO LTIP”) units; and (iv) deferred common share units, which may be credited to the personal accounts of non-employee trustees in lieu of compensation paid in cash or the issuance of common shares to such trustees. Limited Partner Units have been omitted from the Parent Company’s denominator for the purpose of computing diluted earnings per share since the effect of including those amounts in the denominator would have no dilutive impact. Weighted average Limited Partner Units outstanding were 3.2 million, 2.8 million, and 2.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

These potentially dilutive securities are excluded from the computation of diluted earnings per share due to the net loss position for the years ended December 31, 2022 and 2021.
Segment Reporting
Our primary business is the ownership and operation of high-quality, open-air shopping centers and mixed-use assets. The Company’s chief operating decision maker (“CODM”), which is its Chief Executive Officer, reviews operating and financial information for each property on an individual basis and therefore, each property represents an individual operating segment. The CODM measures and evaluates the financial performance of our portfolio of properties using net operating income, which consists of rental income less property operating expenses and real estate taxes, and does not distinguish or group our operations on a geographical or any other basis for purposes of measuring performance. Accordingly, we have aggregated our properties into one reportable segment for disclosure purposes in accordance with GAAP, as each property has similar economic characteristics, the Company provides similar services to its tenants and the Company’s CODM evaluates the collective performance of our properties.
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
We have elected to treat Kite Realty Holdings, LLC as a TRS of the Operating Partnership. In addition, in connection with the October 2021 merger with RPAI, we assumed RPAI’s existing TRS, IWR Protective Corporation, as a TRS of the Operating Partnership, and we may elect to treat other subsidiaries as TRSs in the future. This election enables us to receive income and provide services that would otherwise be impermissible for a REIT. Deferred tax assets and liabilities are established for temporary differences between the financial reporting bases and the tax bases of assets and liabilities at the tax rates expected to be in effect when the temporary differences reverse. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.
Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest related to unrecognized tax benefits within “Interest expense” and penalties within “General, administrative and other” expenses in the accompanying consolidated statements of operations and comprehensive income.

Our tax return for the year ended December 31, 2023 has not been filed as of the filing date of this Annual Report on Form 10-K of the Parent Company and the Operating Partnership. The taxability information presented for our dividends paid in 2023 is based upon management’s estimate. Consequently, the taxability of dividends is subject to change. The following table summarizes the tax characterization of the dividends paid by the Parent Company for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
Ordinary income	90.6%	86.1%	0.0%
Return of capital	0.0%	0.0%	13.4%
Capital gains	9.4%	13.9%	86.6%
	100.0%	100.0%	100.0%
Operating Partnership
The allocated share of income and loss, other than the operations of our TRSs, is included in the income tax returns of the Operating Partnership’s partners. Accordingly, the only U.S. federal income taxes included in the accompanying consolidated financial statements are in connection with the TRSs.
Noncontrolling Interests
We report the non-redeemable noncontrolling interests in subsidiaries as equity, and the amount of consolidated net income attributable to these noncontrolling interests is set forth separately in the accompanying consolidated financial statements. The following table summarizes the non-redeemable noncontrolling interests in consolidated properties for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Noncontrolling interests balance as of January 1,	$5,370	$5,146	$698
Noncontrolling interests acquired in the RPAI merger	—	—	4,463
Net income (loss) allocable to noncontrolling interests, excluding redeemable noncontrolling interests	256	224	(15)
Distributions to noncontrolling interests	(3,196)	—	—
Noncontrolling interests balance as of December 31,	$2,430	$5,370	$5,146
Noncontrolling Interests – Joint Venture
Prior to the October 2021 merger, RPAI entered into a joint venture related to the development, ownership and operation of the multifamily rental portion of the expansion project at One Loudoun Downtown – Pads G & H. The Company owns 90% of the joint venture.
During the year ended December 31, 2023, the Company originated a 10-year $95.1 million mortgage payable at a fixed interest rate of 5.36% secured by the joint venture project. In conjunction with the loan origination, the joint venture’s construction loan was repaid. Under terms defined in the joint venture agreement, after construction completion and stabilization of the development project (as defined in the joint venture agreement), the Company has the ability to call, and the joint venture partner has the ability to put to the Company, subject to certain conditions, the joint venture partner’s interest in the joint venture at fair value. As of December 31, 2023, the conditions for exercising the put and call options have been met but neither the Company nor the joint venture partner has exercised their respective options.
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
Redeemable Noncontrolling Interests – Limited Partners
Limited Partner Units are redeemable noncontrolling interests in the Operating Partnership. We classify redeemable noncontrolling interests in the Operating Partnership in the accompanying consolidated balance sheets outside of permanent equity because we may be required to pay cash to holders of Limited Partner Units upon redemption of their interests in the Operating Partnership or deliver registered shares upon their conversion. The carrying amount of the redeemable noncontrolling interests in the Operating Partnership is reflected at the greater of historical book value or redemption value with a corresponding adjustment to additional paid-in capital. As of December 31, 2023 and 2022, the redemption value of the redeemable noncontrolling interests in the Operating Partnership exceeded the historical book value, and the balances were accordingly adjusted to redemption value.
We allocate net operating results of the Operating Partnership after noncontrolling interests in the consolidated properties based on the partners’ respective weighted average ownership interest. We adjust the redeemable noncontrolling interests in the Operating Partnership at the end of each reporting period to reflect their interests in the Operating Partnership or redemption value. This adjustment is reflected in our shareholders’ and Parent Company’s equity. For the years ended December 31, 2023, 2022 and 2021, the weighted average interests of the Parent Company and the limited partners in the Operating Partnership were as follows:

	Year Ended December 31,
	2023	2022	2021
Parent Company’s weighted average interest in the Operating Partnership	98.6%	98.7%	97.8%
Limited partners’ weighted average interests in the Operating Partnership	1.4%	1.3%	2.2%
As of December 31, 2023, the Parent Company’s interest and the limited partners’ redeemable noncontrolling ownership interests in the Operating Partnership were 98.4% and 1.6%. As of December 31, 2022, the Parent Company’s interest and the limited partners’ redeemable noncontrolling ownership interests in the Operating Partnership were 98.7% and 1.3%.
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
There were 3,512,868 and 2,870,697 Limited Partner Units outstanding as of December 31, 2023 and 2022, respectively. The increase in Limited Partner Units outstanding from December 31, 2022 is due to non-cash compensation awards made to our executive officers in the form of Limited Partner Units and the exercise of previously granted “appreciation only” long-term incentive plan nits (“AO LTIP Units”) in exchange for Limited Partner Units.
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

The redeemable noncontrolling interests in the Operating Partnership and subsidiaries for the years ended December 31, 2023, 2022 and 2021 were as follows (in thousands):

	2023	2022	2021
Redeemable noncontrolling interests balance as of January 1,	$53,967	$55,173	$43,275
Net income (loss) allocable to redeemable noncontrolling interests	629	258	(901)
Distributions declared to redeemable noncontrolling interests	(3,159)	(2,622)	(2,208)
Payment for redemption of redeemable noncontrolling interests	—	(10,070)	—
Other, net including adjustments to redemption value	21,850	11,228	15,007
Total limited partners’ interests in the Operating Partnership and other redeemable noncontrolling interests balance as of December 31,	$73,287	$53,967	$55,173

Limited partners’ interests in the Operating Partnership	$73,287	$53,967	$45,103
Other redeemable noncontrolling interests in certain subsidiaries	—	—	10,070
Total limited partners’ interests in the Operating Partnership and other redeemable noncontrolling interests balance as of December 31,	$73,287	$53,967	$55,173
Effects of Accounting Pronouncements
In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures. This new guidance is effective January 1, 2024, with early adoption permitted, and provides new disclosure requirements on significant segment expenses. Public entities will now be required to disclose, on an annual and interim basis, (i) significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss (collectively referred to as the “significant expense principle”) and (ii) an amount for ‘other segment items’ (which is defined as the difference between segment revenue less the significant segment expenses disclosed less reported segment profit or loss) by reportable segment and a description of its composition. In addition, all existing annual disclosures about segment profit or loss must be provided on an interim basis. Public entities may disclose more than one measure of segment profit or loss used by the CODM, provided that at least one of the reported measures includes the segment profit or loss measure that is most consistent with GAAP. Lastly, disclosure of the CODM’s title and position is required on an annual basis, as well as an explanation of how the CODM uses the reported measure(s) and other disclosures. Public entities with a single reportable segment such as the Company must apply all of the new disclosure requirements as well as all existing segment disclosure and reconciliation requirements in Topic 280 on an annual and interim basis. The Company expects to adopt the new disclosures retrospectively as of January 1, 2024.
NOTE 3. ACQUISITIONS
Asset Acquisitions
The Company closed on the following asset acquisitions during the years ended December 31, 2023, 2022 and 2021 (dollars in thousands):

Date	Property Name	MSA	Property Type	Square Footage	Acquisition Price
September 22, 2023	Prestonwood Place	Dallas/Ft. Worth	Multi-tenant retail	155,975	$81,000

February 16, 2022	Pebble Marketplace	Las Vegas	Multi-tenant retail	85,796	$44,100
April 13, 2022	MacArthur Crossing	Dallas/Ft. Worth	Two-tenant building	56,077	21,920
July 15, 2022	Palms Plaza	Miami	Multi-tenant retail	68,976	35,750
				210,849	$101,770

December 22, 2021	Nora Plaza Shops	Indianapolis, IN	Multi-tenant retail outparcel	23,722	$13,500

The above acquisitions were funded using a combination of available cash on hand and borrowings on the Company’s unsecured revolving line of credit. The fair value of the real estate and other assets acquired were primarily determined using the income approach, which required us to make assumptions about market leasing rates, tenant-related costs, discount rates, and disposal rates. The estimates of fair value primarily relied upon Level 2 and Level 3 inputs, as previously defined.
The following table summarizes the fair value of assets acquired and liabilities assumed for the asset acquisitions completed during the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Investment properties, net	$75,506	$99,096	$13,488
Lease-related intangible assets, net(1)	6,971	5,223	304
Other assets	—	11	—
Total acquired assets	82,477	104,330	13,792

Mortgage payable	—	—	3,578
Accounts payable and accrued expenses	2,823	1,140	100
Deferred revenue and other liabilities	1,556	2,855	189
Total assumed liabilities	4,379	3,995	3,867

Fair value of net assets acquired	$78,098	$100,335	$9,925
(1)The weighted average remaining life of leases at the acquired properties is approximately 6.2 years, 6.7 years, and 5.3 years for asset acquisitions completed during the years ended December 31, 2023, 2022 and 2021, respectively.
The range of the most significant Level 3 assumptions used in determining the value of the real estate and related assets acquired through asset acquisitions are as follows:

	2023	2022	2021
Net rental rate per square foot – Retail Anchors	N/A	$20.50 to $40.00	N/A
Net rental rate per square foot – Small Shops	$30.00 to $65.00	$24.00 to $65.00	$31.50 to $45.00
Discount rate	8.5%	5.75% to 7.25%	9.0%
The results of operations for each of the properties acquired through asset acquisitions during the years ended December 31, 2023, 2022 and 2021 have been included in operations since their respective dates of acquisition.
RPAI Merger
On October 22, 2021, we completed a merger with RPAI pursuant to which RPAI merged with and into a wholly owned subsidiary of the Company, with such subsidiary continuing as a wholly owned subsidiary of the Company. Under the terms of the merger agreement, each share of RPAI common stock issued and outstanding immediately prior to the effective time of the merger was converted into the right to receive 0.623 newly issued Company common shares, resulting in approximately 133.8 million Company common shares being issued to effect the merger with a total purchase price of approximately $2.8 billion.
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
For the year ended December 31, 2021, “Rental income” and “Net income (loss) attributable to common shareholders” in the accompanying consolidated statements of operations and comprehensive income include revenues from the RPAI portfolio of $94.9 million and net loss of $22.8 million for the period from October 22, 2021 through December 31, 2021, which includes $74.7 million of depreciation and amortization, as a result of the merger.

Pro Forma Financial Information (unaudited)
The following unaudited pro forma financial information is based upon the Company’s historical consolidated statements of operations for the year ended December 31, 2021, adjusted to give effect for the properties assumed through the merger as if they were acquired as of January 1, 2020. The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of income would have been, nor does it purport to represent the results of income for future periods (in thousands, except per share data).

Year Ended December 31, 2021
Rental income	$740,954
Net income	$21,283
Net income attributable to common shareholders	$20,535
Net income attributable to common shareholders per common share:
Basic(1)	$0.09
Diluted(1)	$0.09
(1)The pro forma earnings for the year ended December 31, 2021 were adjusted to exclude $86.5 million of merger costs incurred.
Supplemental Schedule of Non-Cash Investing and Financing Activities Related to the RPAI merger
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

NOTE 4. DISPOSITIONS AND IMPAIRMENT CHARGES
The Company closed on the following dispositions during the years ended December 31, 2023, 2022 and 2021 (dollars in thousands):

Date	Property Name	MSA	Property Type	Square Footage	Sales Price	Gain (Loss)
May 8, 2023	Kingwood Commons	Houston	Multi-tenant retail	158,172	$27,350	$4,736
June 8, 2023	Pan Am Plaza & Garage	Indianapolis	Land & garage	—	52,025	23,638
September 11, 2023	Reisterstown Road Plaza	Dallas/Ft. Worth	Multi-tenant retail & office	376,683	48,250	(5,773)
October 24, 2023	Eastside	Dallas/Ft. Worth	Multi-tenant retail & office	43,640	14,425	—
				578,495	$142,050	$22,601

January 26, 2022	Hamilton Crossing Centre	Indianapolis	Redevelopment(1)	—	$6,900	$3,168
June 16, 2022	Plaza Del Lago	Chicago	Multi-tenant retail(2)	100,016	58,650	23,958
October 27, 2022	Lincoln Plaza – Lowe’s	Worcester, MA	Ground lease interest(3)	—	10,000	(57)
				100,016	$75,550	$27,069

October 26, 2021	Westside Market	Dallas/Ft. Worth	Multi-tenant retail	93,377	$24,775	$4,323
(1)The Company sold a portion of the redevelopment at Hamilton Crossing Centre. The total number of properties in our portfolio was not affected by this transaction.
(2)Plaza Del Lago also contains 8,800 square feet of residential space comprised of 18 multifamily rental units.
(3)The Company sold the ground lease interest in one tenant at Lincoln Plaza, an existing multi-tenant operating retail property. The total number of properties in our portfolio was not affected by this transaction.
During the year ended December 31, 2023, the Company recorded a $0.5 million impairment charge in connection with the sale of Eastside, a 43,640 square foot multi-tenant retail property in the Dallas/Ft. Worth MSA, as a result of a change in the expected hold period. The Company recorded the asset at the lower of cost or fair value less estimated costs to sell, which was approximately $14.1 million. The estimated fair value of Eastside was based upon the expected sales price from an executed sales contract and determined to be a Level 3 input within the fair value hierarchy. Eastside was sold on October 24, 2023 for a gross sales price of $14.4 million.
During the year ended December 31, 2021, the Company also sold 17 ground leases for gross proceeds of $42.0 million and a net gain on sale of $27.6 million. A portion of the proceeds was used to pay down our unsecured revolving line of credit.
There were no discontinued operations for the years ended December 31, 2023, 2022 and 2021 as none of the dispositions represented a strategic shift that has had, or will have, a material effect on our operations or financial results.
NOTE 5. SHARE-BASED COMPENSATION
Overview
The Company’s 2013 Equity Incentive Plan was amended and restated as of May 11, 2022 (the “Equity Plan”) to, among other things, provide for the issuance of up to an additional 3,000,000 common share equivalents of the Company. The Equity Plan authorizes the issuance of share options, share appreciation rights, restricted shares and units, long-term incentive plan units (“LTIP Units”), “appreciation only” LTIP Units (“AO LTIP Units”), performance awards and other share-based awards to employees and trustees. As of December 31, 2023, there were 5,564,715 common share equivalents available for grant under the Equity Plan. The Company accounts for its share-based compensation in accordance with the fair value recognition provisions provided in ASC 718, Stock Compensation.
During the years ended December 31, 2023, 2022 and 2021, the Company recognized $10.1 million, $10.3 million, and $7.2 million of share-based compensation expense, net of amounts capitalized, respectively, which is included within “General, administrative and other” expenses in the accompanying consolidated statements of operations and comprehensive income. During the years ended December 31, 2023, 2022 and 2021, the Company capitalized $1.4 million, $1.3 million, and

$1.0 million of share-based compensation for development activities, respectively. The Company recognizes forfeitures as they occur.
Share Options
Pursuant to the Equity Plan, the Company may periodically grant options to purchase common shares at an exercise price equal to the grant date fair value of the Company’s common shares. Options granted typically vest over a five-year period and expire 10 years from the grant date. The Company issues new common shares upon the exercise of options.
There was no option activity during the year ended December 31, 2023 as all outstanding options were exercised during 2022. In addition, no options were granted during the years ended December 31, 2023, 2022 or 2021.
The aggregate intrinsic value of the 1,250 options exercised during each of the years ended December 31, 2022 and 2021 was $3,300 and $6,550, respectively.
Restricted Shares
The Equity Plan authorizes the grant of restricted common shares, which are considered outstanding shares from the date of grant and typically vest over a period ranging from three to five years. The Company pays dividends on restricted shares and such dividends are recorded within shareholders’ equity.
The following table summarizes the activity for the restricted shares that were granted to the Company’s employees and Board of Trustees for the year ended December 31, 2023:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value per Share
Restricted shares outstanding as of January 1, 2023	300,833	$19.98
Shares granted	229,551	21.45
Shares forfeited	(9,238)	21.64
Shares vested	(184,069)	19.38
Restricted shares outstanding as of December 31, 2023	337,077	$21.28
The following table summarizes the restricted share grants and vestings during the years ended December 31, 2023, 2022 and 2021 (dollars in thousands, except share and per share data):

	Number of Restricted Shares Granted	Weighted Average Grant Date Fair Value per Share	Fair Value of Restricted Shares Vested
2023	229,551	$21.45	$3,936
2022	206,855	$21.15	$4,459
2021	194,411	$19.85	$3,763
As of December 31, 2023, there was $3.9 million of total unrecognized compensation expense related to restricted shares, which is expected to be recognized over a weighted average period of one year. We expect to incur $2.3 million of this expense in 2024, $1.4 million in 2025, and the remainder in 2026.
Restricted Units
Time-based restricted unit awards were granted on a discretionary basis to the Company’s named executive officers in 2023, 2022 and 2021 based on a review of the prior year’s performance.

The following table summarizes the activity for the restricted unit awards for the year ended December 31, 2023:

	Number of Restricted Units	Weighted Average Grant Date Fair Value per Unit
Restricted units outstanding as of January 1, 2023	407,138	$14.41
Restricted units granted	163,515	17.45
Restricted units vested	(167,783)	14.48
Restricted units outstanding as of December 31, 2023	402,870	$15.61
The following table summarizes the restricted unit grants and vestings during the years ended December 31, 2023, 2022 and 2021 (dollars in thousands, except unit and per unit data):

	Number of Restricted Units Granted	Weighted Average Grant Date Fair Value per Unit	Fair Value of Restricted Units Vested
2023	163,515	$17.45	$3,740
2022	138,505	$17.07	$3,173
2021	72,689	$14.26	$2,956
As of December 31, 2023, there was $4.6 million of total unrecognized compensation expense related to restricted units, which is expected to be recognized over a weighted average period of 1.1 years. We expect to incur $2.6 million of this expense in 2024, $1.8 million in 2025, and the remainder in 2026.
AO LTIP Units – 2021 Awards
During the year ended December 31, 2021, in connection with its annual review of executive compensation and as described in the table below, the Compensation Committee approved an aggregate grant of AO LTIP Units to the Company’s executive officers under the Equity Plan.

	Number of AO LTIP Units	Participation Threshold per AO LTIP Unit
John A. Kite	477,612	$16.69
Thomas K. McGowan	149,254	$16.69
Heath R. Fear	119,403	$16.69
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
The AO LTIP Units are only exercisable and convertible into vested LTIP Units of the Operating Partnership to the extent that they become vested AO LTIP Units. The awards of AO LTIP Units are subject to both time-based and stock price performance-based vesting requirements. Subject to the terms of the award agreement, the AO LTIP Units shall vest and become fully exercisable as of the date that both of the following requirements have been met: (i) the grantee remains in continuous service from the grant date through the third anniversary of the grant date; and (ii) at any time during the period beginning in the second year and ending at the end of the fifth year following the grant date, the reported closing price per common share of the Company appreciates at least 15% over the applicable Participation Threshold per AO LTIP Unit (as set forth in the table above) for a minimum of 20 consecutive trading days. Any AO LTIP Units that do not become vested will be forfeited and become null and void as of the fifth anniversary of the grant date, but AO LTIP Units may also be forfeited earlier in connection with a corporate transaction or with the executive’s termination of service.
The AO LTIP Units were valued using a Monte Carlo simulation and the resulting compensation expense is being amortized over three years awards. Compensation expense for the awards granted in 2021 totaled $3.0 million, of which we recognized $0.9 million, $1.0 million and $1.0 million of compensation expense during the years ended December 31, 2021, 2022 and 2023, respectively, and expect to incur the remainder in 2024.

Special Long-Term Equity Award
In January 2022, the Compensation Committee of the Company’s Board of Trustees granted a total of 363,883 LTIP Units to the Company’s named executive officers as a special long-term equity award related to the October 2021 merger with RPAI, which are subject to both performance and service conditions. The LTIP Units granted are subject to an approximate three-year performance and service period, from October 23, 2021 through December 31, 2024, and the performance components are as follows: (i) cumulative annualized net operating income for executed new leases from October 1, 2021 to December 31, 2024, which will be weighted at 60%; (ii) post-merger cash general and administrative expense synergies achieved as of the end of the performance period, which will be weighted at 20%; and (iii) same property net operating income margin improvement over the performance period, which will be weighted at 20%. Overall performance is further subject to an absolute total shareholder return modifier that has the ability to increase (or decrease) the total number of LTIP Units eligible to vest by 25% (not to exceed the maximum number of LTIP Units). Distributions will accrue during the performance period and be paid only on LTIP Units that vest at the conclusion of the performance period, and any accrued distributions on vested LTIP Units will be settled in cash at such time.
NOTE 6. DEFERRED COSTS AND INTANGIBLES, NET
Deferred costs consist primarily of acquired lease intangible assets, broker fees and capitalized internal commissions incurred in connection with lease originations. Deferred leasing costs, lease intangibles and similar costs are amortized on a straight-line basis over the terms of the related leases. As of December 31, 2023 and 2022, deferred costs consisted of the following (in thousands):

	December 31,
	2023	2022
Acquired lease intangible assets	$433,771	$522,152
Deferred leasing costs and other	74,662	66,842
	508,433	588,994
Less: accumulated amortization	(204,262)	(179,166)
Deferred costs, net	$304,171	$409,828
The estimated net amounts of amortization of acquired lease intangible assets for properties owned as of December 31, 2023 for each of the next five years and thereafter are as follows (in thousands):

	Amortization of above-market leases	Amortization of acquired lease intangible assets	Total
2024	$8,935	$66,000	$74,935
2025	6,822	42,293	49,115
2026	4,865	28,974	33,839
2027	3,505	19,460	22,965
2028	2,432	15,376	17,808
Thereafter	2,644	39,806	42,450
Total	$29,203	$211,909	$241,112
The amortization of deferred leasing costs, lease intangibles and other is included within “Depreciation and amortization” in the accompanying consolidated statements of operations and comprehensive income. The amortization of above-market lease intangibles is included as a reduction to “Rental income” in the accompanying consolidated statements of operations and comprehensive income. The amounts of such amortization included in the accompanying consolidated statements of operations and comprehensive income are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Amortization of deferred leasing costs, lease intangibles and other	$107,542	$150,245	$45,423
Amortization of above-market lease intangibles	$12,007	$13,562	$3,483

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
As of December 31, 2023 and 2022, deferred revenue, intangibles, net and other liabilities consisted of the following (in thousands):

	December 31,
	2023	2022
Unamortized in-place lease liabilities	$159,449	$188,815
Retainages payable and other	9,229	12,110
Tenant rents received in advance	35,339	29,947
Lease liabilities	68,925	67,167
Deferred revenue and other liabilities	$272,942	$298,039
The amortization of below-market lease intangibles is included as a component of “Rental income” in the accompanying consolidated statements of operations and comprehensive income and totaled $24.0 million, $18.4 million, and $6.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The estimated net amounts of amortization of in-place lease liabilities and the increasing effect on minimum rent for properties owned as of December 31, 2023 for each of the next five years and thereafter are as follows (in thousands):

2024	$19,346
2025	13,186
2026	12,149
2027	10,274
2028	9,665
Thereafter	94,829
Total	$159,449
NOTE 8. MORTGAGE AND OTHER INDEBTEDNESS
The following table summarizes the Company’s indebtedness as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Mortgages payable	$153,306	$233,621
Senior unsecured notes	1,829,635	1,924,635
Unsecured term loans	820,000	820,000
Unsecured revolving line of credit	—	—
	2,802,941	2,978,256
Unamortized discounts and premiums, net	35,765	44,362
Unamortized debt issuance costs, net	(9,504)	(12,319)
Mortgage and other indebtedness, net	$2,829,202	$3,010,299

Consolidated indebtedness, including weighted average interest rates and weighted average maturities as of December 31, 2023, considering the impact of interest rate swaps, is summarized below (dollars in thousands):

	Amount Outstanding	Ratio	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate debt(1)	$2,630,941	94%	3.98%	3.6
Variable rate debt(2)	172,000	6%	9.15%	2.7
Debt discounts, premiums and issuance costs, net	26,261	N/A	N/A	N/A
Mortgage and other indebtedness, net	$2,829,202	100%	4.30%	3.6
(1)Fixed rate debt includes the portion of variable rate debt that has been hedged by interest rate swaps. As of December 31, 2023, $820.0 million in variable rate debt is hedged to a fixed rate for a weighted average of 1.7 years.
(2)Variable rate debt includes the portion of fixed rate debt that has been hedged by interest rate swaps. As of December 31, 2023, $155.0 million in fixed rate debt is hedged to a floating rate for a weighted average of 1.7 years.
Mortgages Payable
The following table summarizes the Company’s mortgages payable (dollars in thousands):

	December 31, 2023			December 31, 2022
	Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity	Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate mortgages payable(1)	$136,306	5.09%	8.1	$205,328	3.98%	1.4
Variable rate mortgage payable(2)	17,000	7.59%	2.6	28,293	5.96%	0.6
Total mortgages payable	$153,306			$233,621
(1)The fixed rate mortgages had interest rates ranging from 3.75% to 5.73% as of December 31, 2023 and 2022.
(2)In July 2023, the interest rate on the variable rate mortgage increased to Bloomberg Short Term Bank Yield Index (“BSBY”) plus 215 basis points from BSBY plus 160 basis points in conjunction with the July 2023 amendment of the loan agreement. The one-month BSBY rate was 5.44% and 4.36% as of December 31, 2023 and 2022, respectively.
Mortgages payable, which are secured by certain real estate and, in some cases, by guarantees from the Operating Partnership, are generally due in monthly installments of principal and interest and mature over various terms through 2033. During the year ended December 31, 2023, we (i) originated a 10-year $95.1 million mortgage payable at a fixed interest rate of 5.36% secured by the multifamily rental portion of the expansion project at One Loudoun Downtown – Pads G & H, (ii) amended the loan agreement on the variable rate mortgage secured by Delray Marketplace to extend the maturity date to August 4, 2026, with a one-year extension option, and made a $9.9 million paydown of the principal balance using available cash on hand, (iii) repaid mortgages payable totaling $161.5 million that had a weighted average fixed interest rate of 3.85%, and (iv) made scheduled principal payments of $4.0 million related to amortizing loans.

Unsecured Notes
The following table summarizes the Company’s senior unsecured notes and exchangeable senior notes (dollars in thousands):

		December 31, 2023		December 31, 2022
	Maturity Date	Balance	Interest Rate	Balance	Interest Rate
Senior notes – 4.23% due 2023	September 10, 2023	$—	—%	$95,000	4.23%
Senior notes – 4.58% due 2024	June 30, 2024	149,635	4.58%	149,635	4.58%
Senior notes – 4.00% due 2025	March 15, 2025	350,000	4.00%	350,000	4.00%
Senior notes – SOFR + 3.65% due 2025(1)	September 10, 2025	80,000	9.27%	80,000	8.41%
Senior notes – 4.08% due 2026	September 30, 2026	100,000	4.08%	100,000	4.08%
Senior notes – 4.00% due 2026	October 1, 2026	300,000	4.00%	300,000	4.00%
Senior exchangeable notes – 0.75% due 2027	April 1, 2027	175,000	0.75%	175,000	0.75%
Senior notes – SOFR + 3.75% due 2027(2)	September 10, 2027	75,000	9.37%	75,000	8.51%
Senior notes – 4.24% due 2028	December 28, 2028	100,000	4.24%	100,000	4.24%
Senior notes – 4.82% due 2029	June 28, 2029	100,000	4.82%	100,000	4.82%
Senior notes – 4.75% due 2030	September 15, 2030	400,000	4.75%	400,000	4.75%
Total senior unsecured notes		$1,829,635		$1,924,635
(1)On July 1, 2023, the fallback rate in the derivative agreement went into effect. As of December 31, 2023, $80,000 of 4.47% senior unsecured notes due 2025 has been swapped to a variable rate of three-month Secured Overnight Financing Rate (“SOFR”) plus 3.65% through September 10, 2025. As of December 31, 2022, $80,000 of 4.47% senior unsecured notes due 2025 had been swapped to a variable rate of three-month London Interbank Offered Rate (“LIBOR”) plus 3.65%.
(2)On July 1, 2023, the fallback rate in the derivative agreement went into effect. As of December 31, 2023, $75,000 of 4.57% senior unsecured notes due 2027 has been swapped to a variable rate of three-month SOFR plus 3.75% through September 10, 2025. As of December 31, 2022, $75,000 of 4.57% senior unsecured notes due 2027 had been swapped to a variable rate of three-month LIBOR plus 3.75%.
During the year ended December 31, 2023, the Company repaid the $95.0 million principal balance of the 4.23% senior unsecured notes due 2023 using available cash on hand.
Subsequent to December 31, 2023, the Company completed a public offering of $350.0 million in aggregate principal amount of 5.50% senior unsecured notes due 2034 (“Notes Due 2034”), which we expect will be used to satisfy all 2024 debt maturities. See Note 14 for further details.
Private Placement Senior Unsecured Notes
In October 2021, in connection with the merger with RPAI, the Operating Partnership entered into a number of assumption agreements pursuant to which the Operating Partnership assumed all of RPAI’s obligations under RPAI’s existing note purchase agreements related to an aggregate of $450.0 million in principal of privately placed senior unsecured notes. In addition, in August 2015, the Operating Partnership entered into a note purchase agreement in connection with the issuance of $250.0 million of senior unsecured notes at a blended rate of 4.41% and an average maturity of 9.8 years (collectively, the “Private Placement Notes”).
Each series of Private Placement Notes require semi-annual interest payments each year until maturity. The Operating Partnership may prepay at any time all, or from time to time any part of, any series of the Private Placement Notes in an amount not less than 5% of the aggregate principal amount of such series of the Private Placement Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid plus a make-whole amount (as defined in the applicable note purchase agreement). The make-whole amount is equal to the excess, if any, of the discounted value of the remaining scheduled payments with respect to the Private Placement Notes being prepaid over the amount of such Private Placement Notes.
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
Publicly Placed Senior Unsecured Notes
In October 2021, in connection with the merger with RPAI, the Operating Partnership (as successor by merger to RPAI) assumed all of RPAI’s outstanding $750.0 million aggregate principal of publicly placed senior unsecured notes. In addition, the Operating Partnership completed a $300.0 million public offering of 4.00% senior unsecured notes in September 2016 (collectively, the “Public Placement Notes”). The Public Placement Notes require semi-annual interest payments each year until maturity.
The Public Placement Notes are the direct, senior unsecured obligations of the Operating Partnership and rank equally in right of payment with all of its existing and future unsecured and unsubordinated indebtedness. The Operating Partnership may redeem the Public Placement Notes at its option and in its sole discretion, at any time or from time to time, prior to three months prior to the respective maturity date (such date, the “Par Call Date”), at a redemption price equal to 100% of the principal amount of the applicable Public Placement Notes being redeemed, plus accrued and unpaid interest and a “make-whole” premium calculated in accordance with the indenture. Redemptions on or after the respective Par Call Date are not subject to the addition of a “make-whole” premium.
Exchangeable Senior Notes
In March 2021, the Operating Partnership issued $175.0 million aggregate principal amount of 0.75% exchangeable senior notes maturing in April 2027 (the “Exchangeable Notes”). The Exchangeable Notes are governed by an indenture between the Operating Partnership, the Company and U.S. Bank National Association, as trustee. The Exchangeable Notes were sold in the U.S. only to accredited investors pursuant to an exemption from the Securities Act of 1933, as amended (the “Securities Act”), and subsequently resold to qualified institutional investors pursuant to Rule 144A under the Securities Act. The net proceeds from the offering of the Exchangeable Notes were approximately $169.7 million after deducting the underwriting fees and other expenses paid by the Company.
The Exchangeable Notes bear interest at a rate of 0.75% per annum, payable semi-annually in arrears, and will mature on April 1, 2027. During the years ended December 31, 2023, 2022 and 2021, we recognized approximately $1.3 million, $1.3 million, and $1.6 million, respectively, of interest expense for the Exchangeable Notes.
Prior to January 1, 2027, the Exchangeable Notes will be exchangeable into cash up to the principal amount of the Exchangeable Notes exchanged and, if applicable, cash or common shares or a combination thereof only upon certain circumstances and during certain periods. On or after January 1, 2027, the Exchangeable Notes will be exchangeable into cash up to the principal amount of the Exchangeable Notes exchanged and, if applicable, cash or common shares or a combination thereof at the option of the holders at any time prior to the close of business on the second scheduled trading day preceding the maturity date. The exchange rate will initially equal 39.6628 common shares per $1,000 principal amount of Exchangeable Notes (equivalent to an exchange price of approximately $25.21 per common share and an exchange premium of approximately 25% based upon the closing price of $20.17 per common share on March 17, 2021). The exchange rate will be subject to adjustment upon the occurrence of certain events but will not be adjusted for any accrued and unpaid interest.
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
In connection with the Exchangeable Notes, the Operating Partnership entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain of the initial purchasers of the Exchangeable Notes or their respective affiliates. The Capped Call Transactions initially cover, subject to anti-dilution adjustments substantially similar to those applicable to the Exchangeable Notes, the number of common shares underlying the Exchangeable Notes. The Capped Call Transactions are expected generally to reduce the potential dilution to holders of common shares upon exchange of the Exchangeable Notes. The cap price of the Capped Call Transactions was initially approximately $30.26, which represents a premium of approximately 50% over the last reported sale price of common shares on March 17, 2021 and is subject to anti-dilution adjustments under the terms of the Capped Call Transactions. We incurred $9.8 million of costs related to the Capped Call Transactions, which are included within “Additional paid-in capital” in the accompanying consolidated balance sheets.

Unsecured Term Loans and Revolving Line of Credit
The following table summarizes the Company’s term loans and revolving line of credit (dollars in thousands):

		December 31, 2023		December 31, 2022
	Maturity Date	Balance	Interest Rate	Balance	Interest Rate
Unsecured term loan due 2024 – fixed rate(1)	July 17, 2024	$120,000	2.68%	$120,000	2.68%
Unsecured term loan due 2025 – fixed rate(2)	October 24, 2025	250,000	5.09%	250,000	5.09%
Unsecured term loan due 2026 – fixed rate(3)	July 17, 2026	150,000	2.73%	150,000	2.73%
Unsecured term loan due 2029 – fixed rate(4)	July 29, 2029	300,000	3.82%	300,000	4.05%
Total unsecured term loans		$820,000		$820,000

Unsecured credit facility revolving line of credit – variable rate(5)	January 8, 2026	$—	6.58%	$—	5.56%
(1)$120,000 of SOFR-based variable rate debt has been swapped to a fixed rate of 1.58% plus a credit spread based on a ratings grid ranging from 0.80% to 1.65% through July 17, 2024. The applicable credit spread was 1.10% as of December 31, 2023 and 2022.
(2)$250,000 of SOFR-based variable rate debt has been swapped to a fixed rate of 5.09% through October 24, 2025. The maturity date of the term loan may be extended for up to three additional periods of one year each at the Operating Partnership’s option, subject to certain conditions.
(3)$150,000 of SOFR-based variable rate debt has been swapped to a fixed rate of 1.68% plus a credit spread based on a ratings grid ranging from 0.75% to 1.60% through July 17, 2026. The applicable credit spread was 1.05% as of December 31, 2023 and 2022.
(4)As of December 31, 2023, $300,000 of SOFR-based variable rate debt has been swapped to a fixed rate of 2.47% plus a credit spread based on a ratings grid ranging from 1.15% to 2.20% through August 1, 2025. As of December 31, 2022, $300,000 of SOFR-based variable rate debt had been swapped to a fixed rate of 2.70% plus a credit spread based on a ratings grid ranging from 1.15% to 2.20% through November 22, 2023. The applicable credit spread was 1.35% as of December 31, 2023 and 2022.
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
Borrowings under the Revolving Facility bear interest at a rate per annum equal to SOFR plus a margin based on the Operating Partnership’s leverage ratio or credit rating, respectively, plus a facility fee based on the Operating Partnership’s leverage ratio or credit rating, respectively. The SOFR rate is also subject to an additional 0.10% spread adjustment as specified in the Second Amendment. The Revolving Facility is currently priced on the leverage-based pricing grid. In accordance with the Credit Agreement, the credit spread set forth in the leverage grid resets quarterly based on the Company’s leverage, as calculated at the previous quarter end. The Company may irrevocably elect to convert to the ratings-based pricing grid at any time. As of December 31, 2023, making such an election would have resulted in a lower interest rate; however, the Company had not made the election to convert to the ratings-based pricing grid. The Credit Agreement includes a sustainability metric based on targeted greenhouse gas emission reductions, which results in a reduction of the otherwise applicable interest rate margin by one basis point upon achievement of targets set forth therein.

The following table summarizes the key terms of the Revolving Facility as of December 31, 2023 (dollars in thousands):

				Leverage-Based Pricing		Investment Grade Pricing
Credit Agreement	Maturity Date	Extension Option	Extension Fee	Credit Spread	Facility Fee	Credit Spread	Facility Fee	SOFR Adjustment
$1,100,000 unsecured revolving line of credit	1/8/2026	2 six-month	0.075%	1.05%–1.50%	0.15%–0.30%	0.725%–1.40%	0.125%–0.30%	0.10%
The Operating Partnership’s ability to borrow under the Credit Agreement is subject to ongoing compliance by the Operating Partnership and its subsidiaries with various restrictive covenants, including with respect to liens, transactions with affiliates, dividends, mergers and asset sales. In addition, the Credit Agreement requires that the Operating Partnership satisfy certain financial covenants, including (i) a maximum leverage ratio; (ii) a minimum fixed charge coverage ratio; (iii) a maximum secured indebtedness ratio; (iv) a maximum unsecured leverage ratio; and (v) a minimum unencumbered interest coverage ratio. As of December 31, 2023, we were in compliance with all such covenants.
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
Unsecured Term Loans
In July 2022, in conjunction with the Second Amendment, the Operating Partnership obtained a $300M Term Loan that is priced on a ratings-based pricing grid at a rate of SOFR plus a credit spread ranging from 1.15% to 2.20%. The SOFR rate is also subject to an additional 0.10% spread adjustment as specified in the Second Amendment. Proceeds from the $300M Term Loan were used to repay outstanding indebtedness and for general corporate purposes. The Operating Partnership is permitted to prepay the $300M Term Loan in whole or in part, at any time, subject to a prepayment fee if prepaid on or before July 29, 2024. The agreement related to the $300M Term Loan includes a sustainability metric based on targeted greenhouse gas emission reductions, which results in a reduction of the otherwise applicable interest rate margin by one basis point upon achievement of targets set forth therein.
In October 2021, in connection with the merger with RPAI, the Operating Partnership (as successor by merger to RPAI) assumed RPAI’s $120.0 million (the “$120M Term Loan”) and $150.0 million (the “$150M Term Loan”) unsecured term loans, which were originally priced on a leverage-based pricing grid with the credit spread set forth in the leverage grid resetting quarterly based on the Company’s leverage, as calculated at the previous quarter end. The Company had the option to irrevocably elect to convert to a ratings-based pricing grid at any time. On August 2, 2022, the Company made the election to convert to the ratings-based pricing grid. The agreement related to the $150M Term Loan includes a sustainability metric based on targeted greenhouse gas emission reductions, which results in a reduction of the otherwise applicable interest rate margin by one basis point upon achievement of targets set forth therein.
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
In October 2018, the Operating Partnership entered into a term loan agreement with a group of financial institutions providing for an unsecured term loan facility of up to $250.0 million (the “$250M Term Loan”). The Operating Partnership has the option to increase the $250M Term Loan to $300.0 million, subject to certain conditions, including obtaining commitments from any one or more lenders, whether or not currently party to the term loan agreement, to provide such increased amounts. The Operating Partnership is permitted to prepay the $250M Term Loan in whole or in part, at any time, subject to a prepayment fee if prepaid on or before October 25, 2023.
The unsecured term loan agreements contain representations, financial and other affirmative and negative covenants and events of default that are substantially similar to those contained in the Credit Agreement. The unsecured term loan agreements all rank pari passu with the Operating Partnership’s Revolving Facility and other unsecured indebtedness of the Operating Partnership.

The following table summarizes the key terms of the unsecured term loans as of December 31, 2023 (dollars in thousands):

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
Debt Issuance Costs
Debt issuance costs are amortized over the terms of the respective loan agreements. The following amounts of amortization of debt issuance costs are included as a component of “Interest expense” in the accompanying consolidated statements of operations and comprehensive income (in thousands):

	Year Ended December 31,
	2023	2022	2021
Amortization of debt issuance costs	$3,609	$3,163	$2,681
Debt Maturities
The following table summarizes the scheduled maturities and principal amortization of the Company’s indebtedness as of December 31, 2023 (in thousands):

	Secured Debt
	Scheduled Principal Payments	Term Maturities	Unsecured Debt	Total
2024	$5,121	$—	$269,635	$274,756
2025	5,248	—	680,000	685,248
2026	4,581	10,600	550,000	565,181
2027	3,120	—	250,000	253,120
2028	3,757	—	100,000	103,757
Thereafter	28,091	92,788	800,000	920,879
	$49,918	$103,388	$2,649,635	$2,802,941
Debt discounts, premiums and issuance costs, net				26,261
Mortgage and other indebtedness, net				$2,829,202
Other Debt Activity
During the years ended December 31, 2023, 2022 and 2021, we capitalized interest totaling $3.7 million, $2.4 million and $1.6 million, respectively.
Fair Value of Fixed and Variable Rate Debt
As of December 31, 2023, the estimated fair value of fixed rate debt was $1.9 billion compared to the book value of $2.0 billion. The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments, which ranged from 5.53% to 7.48%. As of December 31, 2023, the estimated fair value of variable rate debt was $841.1 million compared to the book value of $837.0 million. The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments, which ranged from 6.50% to 7.45%.

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
In December 2023, we entered into three forward-starting interest rate swap agreements with notional amounts totaling $150.0 million that swap a floating rate of compound SOFR for a fixed rate of 3.44% with an effective date of June 28, 2024 and a maturity date of June 28, 2034. These interest rate swaps fixed the interest rate on a portion of the Notes Due 2034, which were issued in January 2024, and were subsequently terminated upon issuance of the Notes Due 2034. We received $0.7 million upon termination, which will be included as a component of “Accumulated other comprehensive income” in the consolidated balance sheets and reclassified as an increase to earnings over the term of the debt.
The following table summarizes the terms and fair values of the Company’s derivative financial instruments that were designated and qualified as part of a hedging relationship as of December 31, 2023 and 2022 (dollars in thousands):

							Fair Value Assets (Liabilities)(1)
Type of Hedge	Number of Instruments	Aggregate Notional	Reference Rate	Interest Rate	Effective Date	Maturity Date	December 31, 2023	December 31, 2022
Cash Flow	Four	$250,000	SOFR	2.99%	12/1/2022	10/24/2025	$4,952	$7,134
Cash Flow	Two	100,000	SOFR	2.66%	8/1/2022	8/1/2025	2,415	3,616
Cash Flow	Two	—	SOFR	2.72%	8/3/2022	11/22/2023	—	3,663
Cash Flow	Two	200,000	SOFR	2.37%	11/22/2023	8/1/2025	5,716	4,370
Cash Flow	Three	120,000	SOFR	1.58%	8/15/2022	7/17/2024	2,236	5,461
Cash Flow	Three	150,000	SOFR	1.68%	8/15/2022	7/17/2026	7,744	10,896
		$820,000					$23,063	$35,140

Fair Value(2)	Two	$155,000	SOFR	SOFR + 3.70%	4/23/2021	9/10/2025	$(9,408)	$(14,177)

Forward-Starting Cash Flow(3)	Three	$150,000	SOFR	3.44%	6/28/2024	6/28/2034	$(700)	$—
(1)Derivatives in an asset position are included within “Prepaid and other assets” and derivatives in a liability position are included within “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.
(2)On July 1, 2023, the fallback rate in the derivative agreements went into effect. The derivative agreements swap a blended fixed rate of 4.52% for a blended floating rate of three-month SOFR plus 3.70% as of December 31, 2023 and three-month LIBOR plus 3.70% as of December 31, 2022.
(3)Subsequent to December 31, 2023, the forward-starting interest rate swaps were terminated in conjunction with the issuance of the Notes Due 2034.
In October 2022, we terminated two forward-starting interest rate swaps with notional amounts totaling $150.0 million and a maturity date of June 1, 2032 and received $30.9 million upon termination. This settlement is included as a component of “Accumulated other comprehensive income” in the accompanying consolidated balance sheets and is being reclassified to earnings over time as the hedged items are recognized in earnings. During the year ended December 31, 2023, we accelerated the reclassification of $3.1 million in accumulated other comprehensive income as a reduction to interest expense as a result of the hedged forecasted transaction becoming probable not to occur. Subsequent to December 31, 2023, we completed a public offering of the Notes Due 2034. See Note 14 for further details.
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
We have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, although the credit valuation adjustments associated with our derivatives use Level 3 inputs such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. As of December 31, 2023 and 2022, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations are classified within Level 2 of the fair value hierarchy.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings. Approximately $17.4 million was reclassified as an increase to earnings during the year ended December 31, 2023. Approximately $7.3 million and $7.7 million was reclassified as a decrease to earnings during the years ended December 31, 2022 and 2021, respectively. As interest payments on our derivatives are made over the next 12 months, we estimate the decrease to interest expense to be approximately $18.8 million, assuming the current SOFR curve.
Unrealized gains and losses on our interest rate derivative agreements are the only components of the change in accumulated other comprehensive income.
NOTE 10. LEASE INFORMATION
Rental Income
The Company receives rental income from the leasing of retail and office space. The lease agreements generally provide for certain increases in base rent, reimbursement for certain operating expenses, and may require tenants to pay contingent rent to the extent their sales exceed a defined threshold. Certain tenants have the option in their lease agreement to extend their lease upon the expiration of the contractual term. Variable lease payments are based upon tenant sales information and are recognized once a tenant’s sales volume exceeds a defined threshold. Variable lease payments for reimbursement of operating expenses are based upon the operating expense activity for the period. In connection with the October 2021 merger with RPAI, the Company assumed all leases in place at legacy RPAI properties and began recognizing rental income under the respective leases upon completion of the merger on October 22, 2021.
Rental income related to the Company’s operating leases is comprised of the following for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Fixed contractual lease payments – operating leases	$637,915	$615,773	$292,873
Variable lease payments – operating leases	151,853	151,304	69,422
Bad debt reserve	(3,459)	(6,027)	(2,897)
Straight-line rent adjustments	13,186	17,031	4,674
Straight-line rent (reserve) recovery for uncollectibility	(1,374)	(553)	716
Amortization of in-place lease liabilities, net	12,025	4,821	2,611
Rental income	$810,146	$782,349	$367,399
The weighted average remaining term of the lease agreements is approximately 5.1 years. During the years ended December 31, 2023, 2022 and 2021, the Company earned overage rent totaling $7.5 million, $5.9 million, and $0.8 million, respectively.
As of December 31, 2023, future minimum rentals to be received under non-cancelable operating leases, excluding variable lease payments and amounts deferred under lease concession agreements, for each of the next five years and thereafter are as follows (in thousands):

Lease Payments
2024	$615,479
2025	566,314
2026	503,985
2027	432,467
2028	342,810
Thereafter	1,105,808
Total	$3,566,863

Commitments under Ground Leases
As of December 31, 2023, we are obligated under 12 ground leases for approximately 98 acres of land. Most of these ground leases require fixed annual rent payments. The expiration dates of the remaining initial terms of these ground leases range from 2025 to 2092 with a weighted average remaining term of 34.0 years. Certain of these leases have five- to 10-year extension options ranging in total from 20 to 25 years.
Right-of-use assets are included within “Prepaid and other assets” and lease liabilities are included within “Deferred revenue and other liabilities” in the accompanying consolidated balance sheets.
During the years ended December 31, 2023, 2022 and 2021, the Company incurred ground lease expense on these operating leases of $3.9 million, $3.9 million, and $2.8 million, respectively. The Company made payments of $5.2 million, $5.1 million, and $2.6 million during the years ended December 31, 2023, 2022 and 2021, respectively, which are included within operating cash flows.
As of December 31, 2023, future minimum lease payments due under ground leases for each of the next five years and thereafter are as follows (in thousands):

Lease Obligations
2024	$5,101
2025	5,306
2026	5,413
2027	5,586
2028	5,044
Thereafter	105,644
$132,094
Adjustment for discounting	(63,169)
Lease liabilities as of December 31, 2023	$68,925
NOTE 11. SHAREHOLDERS’ EQUITY
Distributions
Our Board of Trustees declared a cash distribution of $0.25 per common share and Common Unit for the fourth quarter of 2023. This distribution was paid on January 12, 2024 to common shareholders and common unitholders of record as of January 5, 2024.
For the years ended December 31, 2023, 2022 and 2021, we declared cash distributions totaling $0.97, $0.87, and $0.72, respectively, per common share and Common Unit.
At-The-Market Offering Program
On February 23, 2021, the Company and the Operating Partnership entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with each of BofA Securities, Inc., Citigroup Global Markets Inc., KeyBanc Capital Markets Inc. and Raymond James & Associates, Inc., pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $150.0 million of its common shares of beneficial interest, $0.01 par value per share, under an at-the-market offering program (the “ATM Program”). On November 30, 2021, the Company and the Operating Partnership amended the Equity Distribution Agreement to reflect their filing of a shelf registration statement on November 16, 2021 with the SEC. The Operating Partnership intends to use the net proceeds, if any, to repay borrowings under its Revolving Facility and other indebtedness and for working capital and other general corporate purposes. The Operating Partnership may also use the net proceeds for acquisitions of operating properties and the development or redevelopment of properties, although there are currently no understandings, commitments or agreements to do so. As of December 31, 2023, the Company has not sold any common shares under the ATM Program.
Share Repurchase Program
In February 2021, our Board of Trustees approved a share repurchase program under which the Company may repurchase, from time to time, up to an aggregate of $150.0 million of its common shares. In April 2022, our Board of Trustees authorized a $150.0 million increase to the size of the share repurchase program, authorizing share repurchases up to an aggregate of

$300.0 million of its common shares (the “Share Repurchase Program”). The Company intends to fund any future repurchases under the Share Purchase Program with cash on hand or availability under the Revolving Facility, subject to any applicable restrictions. The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will depend upon prevailing market conditions, regulatory requirements, and other factors. In February 2024, the Company extended the Share Repurchase Program for an additional year to February 28, 2025, if not terminated or extended prior to that date. As of December 31, 2023, the Company has not repurchased any shares under the Share Repurchase Program.
Dividend Reinvestment and Share Purchase Plan
We maintain a dividend reinvestment and share purchase plan that offers shareholders and new investors the option to invest all or a portion of their common share dividends in additional common shares. Participants in this plan are also able to make optional cash investments with certain restrictions.
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
In 2017, we provided a repayment guaranty on a $33.8 million construction loan associated with the development of the Embassy Suites at the University of Notre Dame, consistent with our 35% ownership interest. Our portion of the repayment guaranty is limited to $5.9 million, and the guaranty’s term is through July 1, 2024, the maturity date of the construction loan. As of December 31, 2023, the outstanding loan balance was $32.7 million, of which our share was $11.4 million. The loan is secured by the hotel.
In 2021, we provided repayment and completion guaranties on loans totaling $66.2 million associated with the development of The Corner mixed-use project in the Indianapolis MSA. As of December 31, 2023, the outstanding balance of the loans was $61.0 million, of which our share was $30.5 million.
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
NOTE 13. RELATED PARTIES AND RELATED PARTY TRANSACTIONS
Subsidiaries of the Company provide certain management, construction management and other services to a number of entities owned by several members of the Company’s management. During each of the years ended December 31, 2023, 2022 and 2021, we earned less than $0.1 million from entities owned by certain members of management.
We reimburse entities owned by certain members of the Company’s management for certain travel and related services. During each of the years ended December 31, 2023, 2022 and 2021, we paid $0.3 million to this related entity.
On August 7, 2023, a wholly owned subsidiary of the Company (“KRG Development”) assigned to Pan Am Development Partners, LLC (“Assignee”) certain rights and obligations related to the development of a hotel on the Pan Am Plaza site across from the Indiana Convention Center in Indianapolis, IN, including certain future development rights and a right of first offer involving the project (collectively, the “Project Rights and Obligations”). Assignee is a wholly owned subsidiary of Circle Block Investors, LLC, the parent company that owns the Conrad Indianapolis hotel, of which Mr. Alvin E. Kite, our Chairman Emeritus and the father of Mr. John A. Kite, is the majority owner, and Mr. John A. Kite, our Chief Executive Officer and Chairman of the Board, and Mr. Thomas K. McGowan, our President and Chief Operating Officer, are minority owners. In connection with the transaction, Assignee assumed all Project Rights and Obligations from and after August 7, 2023 and agreed to pay KRG Development an assignment fee of up to $3.5 million (the “Assignment Fee”), which is due and payable upon the completion of certain development activities that are expected to occur in 2024. In connection with the transactions, Mr. Kite and Mr. McGowan expressly acknowledged and agreed that they remain subject to their executive employment agreements with the Company, including, without limitation, the obligation of each executive to devote substantially all his business time and effort to the performance of his duties for the Company. Assignee will engage a team of full-time professionals to perform the Project Rights and Obligations. The transaction was approved by a special transaction committee of the independent trustees of the Company (the “Transaction Committee”) as well as the Company’s independent trustees. The Transaction Committee engaged a third-party financial advisor to assist in determining the net value of the Project Rights and Obligations and establishing the Assignment Fee.
NOTE 14. SUBSEQUENT EVENTS
Subsequent to December 31, 2023, we completed a public offering of $350.0 million aggregate principal amount of 5.50% senior unsecured notes due 2034 (“Notes Due 2034”). The Notes Due 2034 were priced at 98.670% of the principal amount to yield 5.673% to maturity and will mature on March 1, 2034, unless earlier redeemed. The proceeds will be used to repay outstanding indebtedness and for general corporate purposes.

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Schedule III
Consolidated Real Estate and Accumulated Depreciation
December 31, 2023
(in thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition/Development		Gross Carrying Amount Close of Period
Name	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Year Built / Renovated	Year Acquired
Operating Properties
12th Street Plaza	$—	$2,624	$10,633	$—	$1,321	$2,624	$11,954	$14,578	$3,685	1978/2003	2012
54th & College	—	2,672	—	—	—	2,672	—	2,672	—	2008	NA
Arcadia Village	—	8,487	11,707	—	105	8,487	11,812	20,299	1,823	1957	2021
Ashland & Roosevelt	—	9,806	25,523	—	45	9,806	25,568	35,374	3,691	2002	2021
Avondale Plaza	—	6,723	10,066	—	74	6,723	10,140	16,863	1,278	2005	2021
Bayonne Crossing	—	47,809	38,362	—	2,304	47,809	40,666	88,475	11,880	2011	2014
Bayport Commons	—	7,005	20,666	—	4,681	7,005	25,347	32,352	10,839	2008	NA
Belle Isle Station	—	9,130	41,082	—	7,843	9,130	48,925	58,055	20,180	2000	2015
Bridgewater Marketplace	—	3,407	8,595	—	1,662	3,407	10,257	13,664	4,878	2008	NA
Burlington*	—	—	2,773	—	29	—	2,802	2,802	2,802	1992/2000	2000
Castleton Crossing	—	9,761	24,467	—	1,006	9,761	25,474	35,235	7,826	1975	2013
Cedar Park Town Center	—	9,032	25,909	—	198	9,032	26,107	35,139	2,499	2013	2021
Centennial Center	—	58,960	72,121	—	9,091	58,960	81,212	140,172	38,893	2002	2014
Centennial Gateway	—	5,305	48,432	—	1,317	5,305	49,749	55,054	18,288	2005	2014
Central Texas Marketplace	—	15,711	30,021	—	2,527	15,711	32,548	48,259	5,051	2004	2021
Centre at Laurel	—	6,122	34,655	—	400	6,122	35,055	41,177	4,503	2005	2021
Centre Point Commons*	—	2,918	22,285	—	494	2,918	22,779	25,697	8,507	2007	2014
Chantilly Crossing	—	12,309	17,604	—	760	12,309	18,365	30,674	2,420	2004	2021
Chapel Hill Shopping Center*	—	—	34,828	—	2,603	—	37,431	37,431	14,803	2001	2015
Circle East	—	1,188	27,077	—	—	1,188	27,077	28,265	1,932	1998/2022	2021
City Center	—	20,565	178,892	—	5,626	20,565	184,517	205,082	68,429	2018	2014
Clearlake Shores Shopping Center	—	3,845	6,612	—	565	3,845	7,177	11,022	1,018	2003	2021
Coal Creek Marketplace	—	9,397	11,650	—	162	9,397	11,811	21,208	1,836	1991	2021
Cobblestone Plaza	—	10,374	44,270	—	3,637	10,374	47,907	58,281	17,911	2011	NA
Colleyville Downs	—	5,446	38,307	—	2,921	5,446	41,228	46,674	19,894	2014	2015
Colonial Square	—	7,521	18,507	—	3,093	7,521	21,600	29,121	7,345	2010	2014
Colony Square	—	20,300	18,784	—	711	20,300	19,495	39,795	3,552	1997	2021
Commons at Temecula	—	18,966	44,255	—	319	18,966	44,575	63,541	7,233	1999	2021
Cool Creek Commons	—	6,062	12,514	—	7,662	6,062	20,176	26,238	8,759	2005	NA
Cool Springs Market	—	12,444	22,621	40	7,312	12,484	29,933	42,417	14,961	1995	2013
Coppell Town Center	—	5,052	11,252	—	555	5,052	11,807	16,859	1,794	1999	2021
Coram Plaza	—	6,992	22,995	—	295	6,992	23,290	30,282	3,106	2004	2021
Crossing at Killingly Commons	—	21,999	29,722	—	1,140	21,999	30,862	52,861	9,494	2010	2014
Cypress Mill Plaza	—	6,320	10,064	—	339	6,320	10,403	16,723	1,466	2004	2021

		Initial Cost		Cost Capitalized Subsequent to Acquisition/Development		Gross Carrying Amount Close of Period
Name	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Year Built / Renovated	Year Acquired
Operating Properties (continued)
Davis Towne Crossing	$—	$995	$8,951	$—	$129	$995	$9,079	$10,074	$1,204	2003	2021
Delray Marketplace	17,000	18,750	85,093	1,284	9,543	20,034	94,636	114,670	32,525	2013	NA
Denton Crossing	—	8,257	38,963	—	4,345	8,257	43,308	51,565	5,967	2003	2021
DePauw University Bookstore & Café*	—	64	663	—	45	64	708	772	559	2012	NA
Downtown Crown	—	25,759	77,035	—	3,081	25,759	80,116	105,875	7,173	2014	2021
Draper Crossing	—	9,054	27,063	—	2,240	9,054	29,304	38,358	12,001	2012	2014
Draper Peaks	—	11,498	46,845	522	6,569	12,020	53,415	65,435	17,304	2012	2014
East Stone Commons*	—	3,766	21,634	—	149	3,766	21,784	25,550	3,045	2005	2021
Eastern Beltway	—	23,221	45,569	—	8,728	23,221	54,297	77,518	17,900	1998/2006	2014
Eastgate Crossing	—	4,244	58,669	—	5,613	4,244	64,282	68,526	7,007	1958/2007	2020
Eastgate Pavilion	—	8,026	18,269	—	2,245	8,026	20,514	28,540	10,088	1995	2004
Eastwood Towne Center	—	3,242	55,945	—	4,322	3,242	60,268	63,510	8,602	2002	2021
Eddy Street Commons*	—	1,956	48,285	—	4,946	1,956	53,230	55,186	17,347	2009/2022	NA
Edwards Multiplex	—	22,583	28,710	—	23	22,583	28,734	51,317	4,794	1997	2021
Estero Town Commons	—	8,458	9,927	—	992	8,458	10,919	19,377	5,141	2006	NA
Fairgrounds Plaza	—	12,690	15,249	—	94	12,690	15,343	28,033	2,077	2002	2021
Fishers Station	—	4,008	13,028	—	302	4,008	13,330	17,338	4,756	2018	NA
Fordham Place	—	41,993	102,435	—	637	41,993	103,072	145,065	11,163	1920/2009	2021
Fort Evans Plaza II	—	14,110	39,197	—	3,506	14,110	42,703	56,813	4,817	2008	2021
Fullerton Metrocenter	—	55,794	42,865	—	3,628	55,794	46,493	102,287	7,171	1988	2021
Galvez Shopping Center	—	494	4,962	—	250	494	5,212	5,706	688	2004	2021
Gardiner Manor Mall	—	29,521	20,049	—	628	29,521	20,677	50,198	3,562	2000	2021
Gateway Pavillions	—	44,167	10,282	—	1,089	44,167	11,371	55,538	2,735	2003	2021
Gateway Plaza	—	15,608	22,055	—	1,464	15,608	23,520	39,128	4,308	2000	2021
Gateway Station	—	10,679	10,533	—	413	10,679	10,947	21,626	1,489	2003	2021
Gateway Village	—	32,045	33,365	—	416	32,045	33,781	65,826	5,396	1996	2021
Geist Pavilion	—	1,368	7,219	—	2,825	1,368	10,044	11,412	5,098	2006	NA
Gerry Centennial Plaza	—	3,448	9,721	—	211	3,448	9,932	13,380	1,368	2006	2021
Glendale Town Center	—	1,494	41,779	(187)	20,108	1,307	61,887	63,194	35,467	1958/2021	1999
Grapevine Crossing	—	7,021	11,928	—	738	7,021	12,666	19,687	1,956	2001	2021
Green's Corner	—	4,716	13,739	—	145	4,716	13,884	18,600	2,152	1997	2021
Greyhound Commons	—	2,629	794	—	2,619	2,629	3,413	6,042	1,189	2005	NA
Gurnee Town Center	—	7,348	20,575	—	346	7,348	20,922	28,270	3,247	2000	2021
Henry Town Center	—	9,446	49,690	—	950	9,446	50,639	60,085	7,979	2002	2021
Heritage Square	—	11,373	16,167	—	489	11,373	16,656	28,029	2,582	1985	2021
Heritage Towne Crossing	—	5,720	14,753	—	333	5,720	15,086	20,806	2,176	2002	2021
Holly Springs Towne Center	—	22,324	93,387	—	7,962	22,324	101,350	123,674	29,599	2013	NA
Home Depot Center*	—	—	20,122	—	444	—	20,566	20,566	3,021	1996	2021
Huebner Oaks	—	19,423	35,847	—	666	19,423	36,513	55,936	4,875	1996	2021

		Initial Cost		Cost Capitalized Subsequent to Acquisition/Development		Gross Carrying Amount Close of Period
Name	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Year Built / Renovated	Year Acquired
Operating Properties (continued)
Humblewood Shopping Center	$—	$3,921	$10,873	$—	$460	$3,921	$11,332	$15,253	$1,592	1979/2005	2021
Hunter's Creek Promenade	—	8,017	12,610	179	1,935	8,196	14,545	22,741	5,402	1994	2013
Indian River Square	—	4,000	5,971	1,100	5,859	5,100	11,830	16,930	4,216	1997/2004	2005
International Speedway Square	—	7,157	12,021	—	8,816	7,157	20,837	27,994	12,933	1999	NA
Jefferson Commons	—	23,356	19,977	—	2,094	23,356	22,071	45,427	3,611	2005	2021
John's Creek Village	—	7,668	39,592	—	1,099	7,668	40,691	48,359	5,511	2004	2021
King's Lake Square	—	4,519	12,322	—	1,893	4,519	14,216	18,735	7,392	1986/2014	2003
La Plaza Del Norte	—	18,113	32,729	—	420	18,113	33,149	51,262	5,256	1996	2021
Lake City Commons	—	4,693	11,372	—	220	4,693	11,593	16,286	3,843	2008	2014
Lake Mary Plaza	—	1,413	8,537	—	291	1,413	8,828	10,241	2,782	2009	2014
Lake Worth Towne Crossing	—	6,228	28,752	—	180	6,228	28,932	35,160	3,826	2005	2021
Lakewood Towne Center	—	32,864	30,955	—	1,616	32,864	32,572	65,436	5,218	2002	2021
Lincoln Park	—	14,757	40,069	—	1,210	14,757	41,279	56,036	6,292	1997	2021
Lincoln Plaza	—	6,239	38,288	—	5,669	6,239	43,957	50,196	6,657	2001	2021
Lithia Crossing	—	3,065	9,830	—	3,622	3,065	13,452	16,517	6,585	1994/2003	2011
Lowe's Center	—	19,894	—	—	41	19,894	41	19,935	—	2005	2021
MacArthur Crossing	—	11,190	31,262	—	1,848	11,190	33,110	44,300	3,629	1995	2021
Main Street Promenade	—	2,630	60,806	—	921	2,630	61,727	64,357	5,629	2003	2021
Manchester Meadows	—	10,788	30,402	—	135	10,788	30,537	41,325	5,906	1994	2021
Mansfield Towne Crossing	—	2,966	14,286	—	713	2,966	14,998	17,964	2,066	2003	2021
Market Street Village	—	9,764	16,360	—	4,515	9,764	20,875	30,639	10,799	1970/2004	2005
Merrifield Town Center	—	5,186	41,073	—	1,529	5,186	42,602	47,788	4,396	2008	2021
Merrifield Town Center II	—	19,614	23,042	—	159	19,614	23,201	42,815	2,552	1972/2007	2021
Miramar Square	—	26,492	30,696	389	10,134	26,880	40,830	67,710	12,265	2008	2014
Mullins Crossing*	—	10,582	38,715	—	6,965	10,582	45,681	56,263	16,344	2005	2014
Naperville Marketplace	—	5,364	11,377	—	270	5,364	11,647	17,011	5,277	2008	NA
New Forest Crossing	—	7,175	11,976	—	315	7,175	12,291	19,466	1,826	2003	2021
New Hyde Park Shopping Center	—	10,792	9,766	—	606	10,792	10,373	21,165	1,197	1964/2011	2021
Newnan Crossing	—	6,616	41,017	—	1,118	6,616	42,135	48,751	7,045	1999	2021
Newton Crossroads	—	1,004	10,758	—	116	1,004	10,874	11,878	1,663	1997	2021
Nora Plaza	3,333	3,790	19,938	5,002	20,680	8,792	40,618	49,410	5,997	2004	2019
North Benson Center	—	16,632	9,847	—	397	16,632	10,244	26,876	1,753	1988	2021
Northcrest Shopping Center	—	4,044	33,920	—	1,215	4,044	35,136	39,180	12,212	2008	2014
Northdale Promenade	—	1,718	27,481	—	(203)	1,718	27,278	28,996	17,284	2017	NA
Northgate North	22,361	20,063	48,698	—	2,609	20,063	51,307	71,370	8,062	1999	2021
Northpointe Plaza	—	15,964	35,447	—	889	15,964	36,336	52,300	5,412	1991	2021
Oak Brook Promenade	—	6,753	48,640	—	3,744	6,753	52,383	59,136	6,493	2006	2021
Oleander Place*	—	847	5,546	—	239	847	5,785	6,632	3,069	2012	2011
One Loudoun Downtown	95,095	74,400	235,487	—	4,415	74,400	239,902	314,302	23,341	2013/2022	2021

		Initial Cost		Cost Capitalized Subsequent to Acquisition/Development		Gross Carrying Amount Close of Period
Name	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Year Built / Renovated	Year Acquired
Operating Properties (continued)
Oswego Commons	$—	$5,746	$8,220	$—	$1,824	$5,746	$10,044	$15,790	1,519	2002	2021
Palms Plaza	—	12,049	24,389	—	676	12,049	25,065	37,114	2,673	1988/2004	2022
Paradise Valley Marketplace	—	6,889	35,794	—	178	6,889	35,971	42,860	5,101	2002	2021
Parkside Town Commons	—	21,796	107,887	(60)	11,043	21,736	118,930	140,666	39,826	2015	N/A
Parkway Towne Crossing	—	15,099	28,436	—	461	15,099	28,897	43,996	3,300	2010	2021
Pavilion at King's Grant	—	5,086	39,781	—	1,918	5,086	41,700	46,786	6,674	2002	2021
Pebble Marketplace	—	7,504	34,448	—	572	7,504	35,020	42,524	2,361	1997	2022
Pelham Manor Shopping Plaza*	—	—	42,224	—	238	—	42,462	42,462	4,726	2008	2021
Peoria Crossing	—	18,879	16,215	—	1,214	18,879	17,429	36,308	3,039	2002	2021
Perimeter Woods	—	6,893	27,245	—	1,948	6,893	29,193	36,086	10,143	2008	2014
Pine Ridge Crossing	—	5,640	16,326	—	5,643	5,640	21,969	27,609	10,329	1994	2006
Plaza at Cedar Hill	—	5,782	33,810	—	17,621	5,782	51,431	57,213	25,381	2000	2004
Plaza at Marysville	—	6,710	18,444	—	205	6,710	18,649	25,359	2,966	1995	2021
Pleasant Hill Commons	—	3,350	10,064	—	(376)	3,350	9,687	13,037	3,236	2008	2014
Pleasant Run Towne Crossing	—	4,465	24,889	—	1,402	4,465	26,291	30,756	3,817	2004	2021
Portofino Shopping Center	—	4,721	75,005	—	20,490	4,721	95,494	100,215	40,569	1999	2013
Prestonwood Place	—	14,282	61,305	—	—	14,282	61,305	75,587	772	1979/2020	2023
Publix at Woodruff	—	1,783	6,346	—	1,009	1,783	7,355	9,138	5,038	1997	2012
Rampart Commons	6,529	1,136	42,174	—	1,066	1,136	43,239	44,375	17,875	2018	2014
Rangeline Crossing	—	1,981	17,459	—	3,688	1,981	21,147	23,128	8,106	1986/2013	NA
Riverchase Plaza	—	3,889	11,226	—	1,252	3,889	12,478	16,367	6,391	1991/2001	2006
Rivers Edge	—	5,647	28,778	—	1,993	5,647	30,771	36,418	11,361	2011	2008
Rivery Towne Crossing	—	5,230	2,291	—	1,020	5,230	3,311	8,541	566	2005	2021
Royal Oaks Village II	—	3,462	9,092	—	762	3,462	9,854	13,316	1,425	2004	2021
Sawyer Heights Village	—	18,720	19,565	—	62	18,720	19,627	38,347	2,381	2007	2021
Saxon Crossing	—	3,764	15,430	—	912	3,764	16,342	20,106	5,551	2009	2014
Shoppes at Hagerstown	—	6,796	15,899	—	641	6,796	16,540	23,336	1,871	2008	2021
Shoppes at Plaza Green	—	3,749	20,889	—	2,586	3,749	23,475	27,224	9,828	2000	2012
Shoppes at Quarterfield	—	4,105	8,708	—	645	4,105	9,352	13,457	688	1999/2022	2021
Shoppes of Eastwood	—	1,688	8,911	—	1,050	1,688	9,961	11,649	5,162	1997	2013
Shoppes of New Hope	—	2,107	10,750	—	34	2,107	10,784	12,891	1,485	2004	2021
Shoppes of Prominence Point	—	2,945	11,408	—	164	2,945	11,572	14,517	1,772	2004	2021
Shops at Eagle Creek	—	2,121	8,093	—	4,456	2,121	12,549	14,670	6,430	1998	2003
Shops at Forest Commons	—	1,616	9,345	—	553	1,616	9,898	11,514	1,411	2002	2021
Shops at Julington Creek	—	2,372	7,300	—	346	2,372	7,646	10,018	2,296	2011	2014
Shops at Moore	—	6,284	23,659	—	3,085	6,284	26,744	33,028	8,271	2010	2014
Shops at Park Place	—	8,042	18,358	—	50	8,042	18,408	26,450	2,862	2001	2021
Silver Springs Pointe	—	7,580	4,947	—	554	7,580	5,501	13,081	2,359	2001	2014
Southlake Corners	—	7,998	16,576	—	296	7,998	16,873	24,871	2,788	2004	2021

		Initial Cost		Cost Capitalized Subsequent to Acquisition/Development		Gross Carrying Amount Close of Period
Name	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Year Built / Renovated	Year Acquired
Operating Properties (continued)
Southlake Town Square	$—	$19,534	$322,105	$—	$15,694	$19,534	$337,798	$357,332	$50,640	1998	2021
Stilesboro Oaks	—	3,712	11,353	—	63	3,712	11,416	15,128	1,799	1997	2021
Stonebridge Plaza	—	1,923	7,923	—	18	1,923	7,941	9,864	1,199	1997	2021
Stoney Creek Commons	—	628	3,700	—	5,913	628	9,613	10,241	5,579	2000	NA
Sunland Towne Centre	—	14,774	22,247	—	4,734	14,774	26,981	41,755	13,769	1996	2004
Tacoma South	—	30,058	3,334	—	1,245	30,058	4,579	34,637	581	1984	2021
Target South Center	—	2,581	9,553	—	108	2,581	9,661	12,242	1,467	1999	2021
Tarpon Bay Plaza	—	3,855	23,796	—	3,161	3,855	26,957	30,812	10,968	2007	NA
The Brickyard	—	29,389	19,595	—	4,550	29,389	24,145	53,534	3,602	1977/2004	2021
The Corner	—	3,772	23,437	—	271	3,772	23,708	27,480	6,723	2008	2014
The Landing at Tradition	—	17,605	45,912	—	21,690	17,605	67,602	85,207	17,125	2007	2014
The Shoppes at Union Hill	8,988	9,876	46,328	—	1,192	9,876	47,519	57,395	6,373	2003	2021
The Shops at Legacy	—	14,864	119,439	—	9,700	14,864	129,139	144,003	17,638	2002	2021
Tollgate Marketplace	—	11,963	65,450	—	13,715	11,963	79,165	91,128	10,759	1979/1994	2021
Toringdon Market	—	5,448	9,325	—	601	5,448	9,926	15,374	3,890	2004	2013
Towson Square	—	1,412	27,173	—	38	1,412	27,211	28,623	2,939	2014	2021
Traders Point	—	11,135	42,153	—	2,997	11,135	45,150	56,285	26,481	2005	NA
Tradition Village Center	—	3,140	14,741	—	1,314	3,140	16,055	19,195	5,919	2006	2014
Tysons Corner	—	13,334	10,483	—	141	13,334	10,623	23,957	1,079	1980/2013	2021
Village Shoppes at Simonton	—	1,627	11,928	—	92	1,627	12,020	13,647	1,734	2004	2021
Walter's Crossing	—	13,056	20,699	—	4,258	13,056	24,957	38,013	2,962	2005	2021
Watauga Pavilion	—	5,511	24,145	—	247	5,511	24,392	29,903	3,422	2003	2021
Waterford Lakes Village	—	2,317	1,873	—	11,158	2,317	13,031	15,348	1,554	1997	2004
Waxahachie Crossing	—	1,411	15,698	—	(257)	1,411	15,441	16,852	4,703	2010	2014
Westbury Center	—	4,540	12,866	—	131	4,540	12,998	17,538	1,850	2000	2021
Winchester Commons	—	2,119	9,560	—	37	2,119	9,597	11,716	1,632	1999	2021
Woodinville Plaza	—	24,722	30,048	—	1,146	24,722	31,194	55,916	4,825	1981	2021

Total Operating Properties	153,306	1,824,044	5,225,599	8,267	468,021	1,832,311	5,693,620	7,525,931	1,361,001

		Initial Cost		Cost Capitalized Subsequent to Acquisition/Development		Gross Carrying Amount Close of Period
Name	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Year Built / Renovated	Year Acquired
Office and Other Properties
Thirty South Meridian	$—	$1,643	$8,131	$—	$26,303	$1,643	$34,435	$36,078	$17,911	1905/2002	2001
Union Station Parking Garage	—	904	2,310	—	2,281	904	4,591	5,495	2,227	1986	2001

Total Office Properties	—	2,547	10,441	—	28,585	2,547	39,026	41,573	20,138

Development and Redevelopment Projects
Carillon	—	28,239	39,737	—	—	28,239	39,737	67,976	631	2004	2021
Hamilton Crossing Centre	—	3,514	2,017	(19)	490	3,495	2,507	6,002	—	N/A	N/A
One Loudoun – Uptown	—	92,452	—	(88)	111	92,363	111	92,474	—	N/A	2021
The Corner – IN	—	—	—	—	250	—	250	250	—	N/A	N/A

Total Development and Redevelopment Projects	—	124,205	41,754	(107)	851	124,098	42,605	166,703	631

Other **
Bridgewater Marketplace	—	855	—	—	—	855	—	855	—	N/A	N/A
KRG Development	—	—	—	—	—	—	—	—	—	N/A	N/A
KRG New Hill	—	1,092	—	74	—	1,166	—	1,166	—	N/A	N/A
KRG Peakway	—	3,833	—	—	—	3,833	—	3,833	—	N/A	N/A

Total Other	—	5,780	—	74	—	5,854	—	5,854	—

Line of credit/Term loans/Unsecured notes	2,649,635	—	—	—	—	—	—	—	—	N/A	N/A

Grand Total	$2,802,941	$1,956,576	$5,277,794	$8,233	$497,457	$1,964,809	$5,775,251	$7,740,061	$1,381,770
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

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Notes to Schedule III
Consolidated Real Estate and Accumulated Depreciation
(dollars in thousands)
NOTE 1. RECONCILIATION OF INVESTMENT PROPERTIES
The changes in investment properties for the years ended December 31, 2023, 2022 and 2021 are as follows:

	Year Ended December 31,
	2023	2022	2021
Balance as of January 1,	$7,732,573	$7,584,735	$3,136,982
Acquisitions related to the RPAI merger	—	(16,672)	4,440,768
Acquisitions	75,587	99,064	15,263
Improvements	140,654	152,165	54,323
Disposals	(208,753)	(86,719)	(62,601)
Balance as of December 31,	$7,740,061	$7,732,573	$7,584,735
The unaudited aggregate cost of investment properties for U.S. federal income tax purposes as of December 31, 2023 was approximately $8.0 billion.
NOTE 2. RECONCILIATION OF ACCUMULATED DEPRECIATION
The changes in accumulated depreciation for the years ended December 31, 2023, 2022 and 2021 are as follows:

	Year Ended December 31,
	2023	2022	2021
Balance as of January 1,	$1,161,148	$879,306	$750,119
Depreciation expense	317,593	318,809	154,519
Disposals	(96,971)	(36,967)	(25,332)
Balance as of December 31,	$1,381,770	$1,161,148	$879,306
Depreciation of investment properties reflected in the accompanying consolidated statements of operations and comprehensive income is calculated over the estimated original lives of the assets as follows:

Buildings	20 – 35 years
Building improvements	10 – 35 years
Tenant improvements	Term of related lease
Furniture and fixtures	5 – 10 years
All other schedules have been omitted because they are inapplicable, not required or the information is included elsewhere in the accompanying consolidated financial statements or notes thereto.