Form 10-Q
period 2024-03-31
KITE REALTY GROUP TRUST; Kite Realty Group, L.P.
filed 2024-05-07
CIK 1286043, 1636315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
The number of Common Shares outstanding as of May 1, 2024 was 219,603,862 ($0.01 par value).

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2024 of Kite Realty Group Trust, Kite Realty Group, L.P. and its subsidiaries. Unless stated otherwise or the context otherwise requires, references to “Kite Realty Group Trust” or the “Parent Company” mean Kite Realty Group Trust, and references to the “Operating Partnership” mean Kite Realty Group, L.P. and its consolidated subsidiaries. The terms “Company,” “we,” “us,” and “our” refer to the Parent Company and the Operating Partnership, collectively, and those entities owned or controlled by the Parent Company and/or the Operating Partnership.
The Operating Partnership is engaged in the ownership, operation, acquisition, development and redevelopment of high-quality, open-air shopping centers and mixed-use assets that are primarily grocery-anchored and located in high-growth Sun Belt markets and select strategic gateway markets in the United States, and the Parent Company conducts substantially all of its activities through the Operating Partnership and its wholly owned subsidiaries. The Parent Company is the sole general partner of the Operating Partnership and, as of March 31, 2024, owned approximately 98.3% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 1.7% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) are owned by the limited partners.
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

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
KITE REALTY GROUP TRUST
Consolidated Balance Sheets
(Unaudited)
($ in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
Assets:
Investment properties, at cost	$7,758,372	$7,740,061
Less: accumulated depreciation	(1,452,715)	(1,381,770)
Net investment properties	6,305,657	6,358,291

Cash and cash equivalents	83,579	36,413
Tenant and other receivables, including accrued straight-line rent of $58,492 and $55,482, respectively	118,057	113,290
Restricted cash and escrow deposits	5,385	5,017
Deferred costs, net	285,452	304,171
Short-term deposits	265,000	—
Prepaid and other assets	131,765	117,834
Investments in unconsolidated subsidiaries	9,599	9,062
Total assets	$7,204,494	$6,944,078

Liabilities and Equity:
Liabilities:
Mortgage and other indebtedness, net	$3,167,513	$2,829,202
Accounts payable and accrued expenses	171,574	198,079
Deferred revenue and other liabilities	258,985	272,942
Total liabilities	3,598,072	3,300,223

Commitments and contingencies
Limited Partners’ interests in the Operating Partnership	73,713	73,287

Equity:
Common shares, $0.01 par value, 490,000,000 shares authorized, 219,603,862 and 219,448,429 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	2,196	2,194
Additional paid-in capital	4,887,573	4,886,592
Accumulated other comprehensive income	54,891	52,435
Accumulated deficit	(1,413,828)	(1,373,083)
Total shareholders’ equity	3,530,832	3,568,138
Noncontrolling interests	1,877	2,430
Total equity	3,532,709	3,570,568
Total liabilities and equity	$7,204,494	$6,944,078
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
($ in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Revenue:
Rental income	$205,813	$203,063
Other property-related revenue	1,311	1,916
Fee income	315	1,771
Total revenue	207,439	206,750

Expenses:
Property operating	28,081	27,314
Real estate taxes	26,534	27,183
General, administrative and other	12,784	13,384
Depreciation and amortization	100,379	108,071
Total expenses	167,778	175,952

Loss on sales of operating properties, net	(236)	—

Operating income	39,425	30,798
Other (expense) income:
Interest expense	(30,364)	(25,425)
Income tax (expense) benefit of taxable REIT subsidiaries	(158)	29
Equity in loss of unconsolidated subsidiaries	(420)	(244)
Gain on sale of unconsolidated property, net	2,325	—
Other income, net	3,628	403
Net income	14,436	5,561
Net income attributable to noncontrolling interests	(280)	(170)
Net income attributable to common shareholders	$14,156	$5,391

Net income per common share – basic and diluted	$0.06	$0.02

Weighted average common shares outstanding – basic	219,501,114	219,233,569
Weighted average common shares outstanding – diluted	219,900,306	219,965,061

Net income	$14,436	$5,561
Change in fair value of derivatives	2,542	(11,645)
Total comprehensive income (loss)	16,978	(6,084)
Comprehensive income attributable to noncontrolling interests	(365)	(82)
Comprehensive income (loss) attributable to the Company	$16,613	$(6,166)
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2023	219,448,429	$2,194	$4,886,592	$52,435	$(1,373,083)	$3,568,138
Stock compensation activity	155,433	2	1,991	—	—	1,993
Other comprehensive income	—	—	—	2,456	—	2,456
Distributions to common shareholders	—	—	—	—	(54,901)	(54,901)
Net income attributable to common shareholders	—	—	—	—	14,156	14,156
Adjustment to redeemable noncontrolling interests	—	—	(1,010)	—	—	(1,010)
Balance at March 31, 2024	219,603,862	$2,196	$4,887,573	$54,891	$(1,413,828)	$3,530,832

Balance at December 31, 2022	219,185,658	$2,192	$4,897,736	$74,344	$(1,207,757)	$3,766,515
Stock compensation activity	140,240	1	2,134	—	—	2,135
Other comprehensive loss	—	—	—	(11,557)	—	(11,557)
Distributions to common shareholders	—	—	—	—	(52,659)	(52,659)
Net income attributable to common shareholders	—	—	—	—	5,391	5,391
Adjustment to redeemable noncontrolling interests	—	—	(3,821)	—	—	(3,821)
Balance at March 31, 2023	219,325,898	$2,193	$4,896,049	$62,787	$(1,255,025)	$3,706,004
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$14,436	$5,561
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	101,309	108,959
Loss on sales of operating properties, net	236	—
Gain on sale of unconsolidated property, net	(2,325)	—
Straight-line rent	(3,126)	(3,545)
Compensation expense for equity awards	2,488	2,571
Amortization of debt fair value adjustments	(3,243)	(3,348)
Amortization of in-place lease liabilities	(2,266)	(2,730)
Changes in assets and liabilities:
Tenant receivables	(1,369)	1,103
Deferred costs and other assets	(17,045)	(5,196)
Accounts payable, accrued expenses, deferred revenue and other liabilities	(35,514)	(39,772)
Net cash provided by operating activities	53,581	63,603

Cash flows from investing activities:
Capital expenditures	(28,200)	(39,121)
Net proceeds from sales of land	1,759	—
Investment in short-term deposits	(265,000)	—
Small business loan repayments	—	146
Change in construction payables	485	(2,552)
Distribution from unconsolidated joint venture	1,618	13
Net cash used in investing activities	(289,338)	(41,514)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	22	25
Repurchases of common shares upon the vesting of restricted shares	(867)	(730)
Debt and equity issuance costs	(3,625)	(47)
Loan proceeds	385,345	162,000
Loan payments	(41,269)	(199,336)
Distributions paid – common shareholders	(54,862)	(52,605)
Distributions paid – redeemable noncontrolling interests	(833)	(671)
Distributions to noncontrolling interests	(620)	—
Net cash provided by (used in) financing activities	283,291	(91,364)

Net change in cash, cash equivalents and restricted cash	47,534	(69,275)
Cash, cash equivalents and restricted cash, beginning of period	41,430	121,970
Cash, cash equivalents and restricted cash, end of period	$88,964	$52,695
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(in thousands, except unit data)

	March 31, 2024	December 31, 2023
Assets:
Investment properties, at cost	$7,758,372	$7,740,061
Less: accumulated depreciation	(1,452,715)	(1,381,770)
Net investment properties	6,305,657	6,358,291

Cash and cash equivalents	83,579	36,413
Tenant and other receivables, including accrued straight-line rent of $58,492 and $55,482, respectively	118,057	113,290
Restricted cash and escrow deposits	5,385	5,017
Deferred costs, net	285,452	304,171
Short-term deposits	265,000	—
Prepaid and other assets	131,765	117,834
Investments in unconsolidated subsidiaries	9,599	9,062
Total assets	$7,204,494	$6,944,078

Liabilities and Equity:
Liabilities:
Mortgage and other indebtedness, net	$3,167,513	$2,829,202
Accounts payable and accrued expenses	171,574	198,079
Deferred revenue and other liabilities	258,985	272,942
Total liabilities	3,598,072	3,300,223

Commitments and contingencies
Limited Partners’ interests in the Operating Partnership	73,713	73,287

Partners’ Equity:
Common equity, 219,603,862 and 219,448,429 units issued and outstanding at March 31, 2024 and December 31, 2023, respectively	3,475,941	3,515,703
Accumulated other comprehensive income	54,891	52,435
Total Partners’ equity	3,530,832	3,568,138
Noncontrolling interests	1,877	2,430
Total equity	3,532,709	3,570,568
Total liabilities and equity	$7,204,494	$6,944,078
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except unit and per unit data)

	Three Months Ended March 31,
	2024	2023
Revenue:
Rental income	$205,813	$203,063
Other property-related revenue	1,311	1,916
Fee income	315	1,771
Total revenue	207,439	206,750

Expenses:
Property operating	28,081	27,314
Real estate taxes	26,534	27,183
General, administrative and other	12,784	13,384
Depreciation and amortization	100,379	108,071
Total expenses	167,778	175,952

Loss on sales of operating properties, net	(236)	—

Operating income	39,425	30,798
Other (expense) income:
Interest expense	(30,364)	(25,425)
Income tax (expense) benefit of taxable REIT subsidiaries	(158)	29
Equity in loss of unconsolidated subsidiaries	(420)	(244)
Gain on sale of unconsolidated property, net	2,325	—
Other income, net	3,628	403
Net income	14,436	5,561
Net income attributable to noncontrolling interests	(67)	(104)
Net income attributable to common unitholders	$14,369	$5,457

Allocation of net income:
Limited Partners	$213	$66
Parent Company	14,156	5,391
	$14,369	$5,457

Net income per common unit – basic and diluted	$0.06	$0.02

Weighted average common units outstanding – basic	223,109,983	222,186,023
Weighted average common units outstanding – diluted	223,509,175	222,917,515

Net income	$14,436	$5,561
Change in fair value of derivatives	2,542	(11,645)
Total comprehensive income (loss)	16,978	(6,084)
Comprehensive income attributable to noncontrolling interests	(67)	(104)
Comprehensive income (loss) attributable to common unitholders	$16,911	$(6,188)
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Statements of Partners’ Equity
(Unaudited)
(in thousands)

	General Partner		Total
	Common Equity	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2023	$3,515,703	$52,435	$3,568,138
Stock compensation activity	1,993	—	1,993
Other comprehensive income attributable to Parent Company	—	2,456	2,456
Distributions to Parent Company	(54,901)	—	(54,901)
Net income attributable to Parent Company	14,156	—	14,156
Adjustment to redeemable noncontrolling interests	(1,010)	—	(1,010)
Balance at March 31, 2024	$3,475,941	$54,891	$3,530,832

Balance at December 31, 2022	$3,692,171	$74,344	$3,766,515
Stock compensation activity	2,135	—	2,135
Other comprehensive loss attributable to Parent Company	—	(11,557)	(11,557)
Distributions to Parent Company	(52,659)	—	(52,659)
Net income attributable to Parent Company	5,391	—	5,391
Adjustment to redeemable noncontrolling interests	(3,821)	—	(3,821)
Balance at March 31, 2023	$3,643,217	$62,787	$3,706,004
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$14,436	$5,561
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	101,309	108,959
Loss on sales of operating properties, net	236	—
Gain on sale of unconsolidated property, net	(2,325)	—
Straight-line rent	(3,126)	(3,545)
Compensation expense for equity awards	2,488	2,571
Amortization of debt fair value adjustments	(3,243)	(3,348)
Amortization of in-place lease liabilities	(2,266)	(2,730)
Changes in assets and liabilities:
Tenant receivables	(1,369)	1,103
Deferred costs and other assets	(17,045)	(5,196)
Accounts payable, accrued expenses, deferred revenue and other liabilities	(35,514)	(39,772)
Net cash provided by operating activities	53,581	63,603

Cash flows from investing activities:
Capital expenditures	(28,200)	(39,121)
Net proceeds from sales of land	1,759	—
Investment in short-term deposits	(265,000)	—
Small business loan repayments	—	146
Change in construction payables	485	(2,552)
Distribution from unconsolidated joint venture	1,618	13
Net cash used in investing activities	(289,338)	(41,514)

Cash flows from financing activities:
Contributions from the General Partner	22	25
Repurchases of common shares upon the vesting of restricted shares	(867)	(730)
Debt and equity issuance costs	(3,625)	(47)
Loan proceeds	385,345	162,000
Loan payments	(41,269)	(199,336)
Distributions paid – common unitholders	(54,862)	(52,605)
Distributions paid – redeemable noncontrolling interests	(833)	(671)
Distributions to noncontrolling interests	(620)	—
Net cash provided by (used in) financing activities	283,291	(91,364)

Net change in cash, cash equivalents and restricted cash	47,534	(69,275)
Cash, cash equivalents and restricted cash, beginning of period	41,430	121,970
Cash, cash equivalents and restricted cash, end of period	$88,964	$52,695
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2024
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
The Operating Partnership was formed on August 16, 2004, when the Parent Company contributed properties and the net proceeds from an initial public offering (“IPO”) of shares of its common stock to the Operating Partnership. The Parent Company was organized in Maryland in 2004 to succeed in the development, acquisition, construction and real estate businesses of its predecessor. We believe the Company qualifies as a real estate investment trust (“REIT”) under sections 856-860 of the Internal Revenue Code of 1986, as amended.
The Parent Company is the sole general partner of the Operating Partnership and, as of March 31, 2024, owned approximately 98.3% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 1.7% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) were owned by the limited partners. As the sole general partner of the Operating Partnership, the Parent Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. The Parent Company and the Operating Partnership are operated as one enterprise. The management of the Parent Company consists of the same members as the management of the Operating Partnership. As the sole general partner with control of the Operating Partnership, the Parent Company consolidates the Operating Partnership for financial reporting purposes, and the Parent Company does not have any significant assets other than its investment in the Operating Partnership.
The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the presentation not misleading. The unaudited consolidated financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 include all adjustments, consisting of normal recurring adjustments, necessary in the opinion of management to present fairly the financial information set forth therein. The unaudited consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the combined Annual Report on Form 10-K of the Parent Company and the Operating Partnership for the year ended December 31, 2023.
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

As of March 31, 2024, the Company’s portfolio consisted of the following:

	Properties	Square Footage
Operating retail properties(1)	180	28,096,542
Office properties	1	287,291
Development and redevelopment projects:
Carillon medical office building	1	126,000
The Corner – IN(2)	1	24,000
Hamilton Crossing Centre	1	92,283
Edwards Multiplex – Ontario	1	124,614
(1)Included within operating retail properties are 10 properties that contain an office component. Of the 180 operating retail properties, 177 are consolidated within these financial statements and the remaining three are accounted for under the equity method.
(2)This property is held in an unconsolidated joint venture in which the Company has a 50% ownership interest.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Components of Investment Properties
The following table summarizes the composition of the Company’s investment properties as of March 31, 2024 and December 31, 2023 (in thousands):

	Balance as of
	March 31, 2024	December 31, 2023
Land, buildings and improvements	$7,696,890	$7,684,066
Construction in progress	61,482	55,995
Investment properties, at cost	$7,758,372	$7,740,061
Components of Rental Income including Allowance for Uncollectible Accounts
Rental income related to the Company’s operating leases is comprised of the following for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Fixed contractual lease payments – operating leases	$160,540	$158,590
Variable lease payments – operating leases	40,470	39,754
Bad debt reserve	(589)	(1,555)
Straight-line rent adjustments	3,363	3,858
Straight-line rent reserve for uncollectibility	(237)	(314)
Amortization of in-place lease liabilities, net	2,266	2,730
Rental income	$205,813	$203,063
The Company makes estimates as to the collectability of its accounts receivable. In making these estimates, the Company reviews a variety of qualitative and quantitative data and considers such factors as the credit quality of our customer, historical write-off experience and current economic trends, to make a subjective determination. An allowance for uncollectible accounts, including future credit losses of the accrued straight-line rent receivables, is maintained for estimated losses resulting from the inability of certain tenants to meet contractual obligations under their lease agreements.
Short-Term Deposits
As of March 31, 2024, the Company has $265.0 million in short-term deposits invested at Goldman Sachs Bank USA and KeyBank National Association, which will be used to satisfy all 2024 debt maturities. The deposit balance approximates fair value and earns interest at a weighted average rate of 5.34% with a final maturity date of July 22, 2024. During the three months ended March 31, 2024, the Company earned $2.9 million of interest income on the deposits, which is recorded within “Other income, net” in the accompanying consolidated statements of operations and comprehensive income.

Consolidation and Investments in Joint Ventures
The accompanying financial statements are presented on a consolidated basis and include all accounts of the Parent Company, the Operating Partnership, the taxable REIT subsidiaries (“TRSs”) of the Operating Partnership, subsidiaries of the Operating Partnership that are controlled and any variable interest entities (“VIEs”) in which the Operating Partnership is the primary beneficiary. As of March 31, 2024, we owned investments in two consolidated joint ventures that were VIEs in which the partners did not have substantive participating rights and we were the primary beneficiary. As of March 31, 2024, these consolidated VIEs had mortgage debt totaling $111.5 million, which was secured by assets of the VIEs totaling $218.1 million. The Operating Partnership guarantees the mortgage debt of these VIEs.
The Operating Partnership is considered a VIE as the limited partners do not hold kick-out rights or substantive participating rights. The Parent Company consolidates the Operating Partnership as it is the primary beneficiary.
As of March 31, 2024, the Company also owned investments in four unconsolidated joint ventures accounted for under the equity method, which are not considered VIEs. On January 31, 2024, the joint venture that owned Glendale Center Apartments, of which we have an 11.5% ownership interest, sold the 267-unit property to a third party, resulting in a gain on sale of $20.2 million. The Company recognized its share of the gain on sale of unconsolidated property of $2.3 million during the three months ended March 31, 2024. In addition, the Company received a $1.6 million distribution upon the disposition of the property. The Company maintains an investment in the joint venture, which is in the process of winding up its activities and distributing remaining net assets. Glendale Center Apartments is adjacent to our Glendale Town Center operating retail property in the Indianapolis MSA.
Income Taxes and REIT Compliance
Parent Company
The Parent Company has been organized and operated, and intends to continue to operate, in a manner that will enable it to maintain its qualification as a REIT for U.S. federal income tax purposes. As a result, it generally will not be subject to U.S. federal income tax on the earnings that it distributes to the extent it distributes its “REIT taxable income” (determined before the deduction for dividends paid and excluding net capital gains) to shareholders of the Parent Company and meets certain other requirements on a recurring basis. To the extent that it satisfies this distribution requirement but distributes less than 100% of its taxable income, it will be subject to U.S. federal income tax on its undistributed REIT taxable income at regular corporate income tax rates. REITs are subject to a number of organizational and operational requirements. If the Parent Company fails to qualify as a REIT in any taxable year, it will be subject to U.S. federal income tax on its taxable income at regular corporate income tax rates for a period of four years following the year in which qualification is lost. Additionally, we may also be subject to certain taxes enacted by the Inflation Reduction Act of 2022 that are applicable to non-REIT corporations, including the nondeductible 1% excise tax on certain stock repurchases. We may also be subject to certain U.S. federal, state and local taxes on our income and property and to U.S. federal income and excise taxes on our undistributed taxable income even if the Parent Company does qualify as a REIT. The Operating Partnership intends to continue to make distributions to the Parent Company in amounts sufficient to assist the Parent Company in adhering to REIT requirements and maintaining its REIT status.
We have elected to treat Kite Realty Holdings, LLC and IWR Protective Corporation as TRSs with respect to the REIT, and we may elect to treat other subsidiaries as TRSs in the future. This election enables us to receive income and provide services that would otherwise be impermissible for a REIT. Deferred tax assets and liabilities are established for temporary differences between the financial reporting bases and the tax bases of assets and liabilities at the tax rates expected to be in effect when the temporary differences reverse. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.
Operating Partnership
The allocated share of income and loss, other than the operations of our TRSs, is included in the income tax returns of the Operating Partnership’s partners. Accordingly, the only U.S. federal income taxes included in the accompanying consolidated financial statements are in connection with the TRSs.

Noncontrolling Interests
We report the non-redeemable noncontrolling interests in subsidiaries as equity, and the amount of consolidated net income attributable to these noncontrolling interests is set forth separately in the accompanying consolidated financial statements. The following table summarizes the non-redeemable noncontrolling interests in consolidated properties for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Noncontrolling interests balance as of January 1,	$2,430	$5,370
Net income allocable to noncontrolling interests, excluding redeemable noncontrolling interests	67	104
Distributions to noncontrolling interests	(620)	—
Noncontrolling interests balance as of March 31,	$1,877	$5,474
Noncontrolling Interests – Joint Venture
Prior to the October 2021 merger with Retail Properties of America, Inc. (“RPAI”), RPAI entered into a joint venture related to the development, ownership and operation of the multifamily rental portion of the expansion project at One Loudoun Downtown – Pads G & H. The Company owns 90% of the joint venture.
Under terms defined in the joint venture agreement, after construction completion and stabilization of the development project (as defined in the joint venture agreement), the Company has the ability to call, and the joint venture partner has the ability to put to the Company, subject to certain conditions, the joint venture partner’s interest in the joint venture at fair value. As of March 31, 2024, these conditions for exercising the put and call options have been met but neither the Company nor the joint venture partner has exercised their respective options.
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
Redeemable Noncontrolling Interests – Limited Partners
Limited Partner Units are redeemable noncontrolling interests in the Operating Partnership. We classify redeemable noncontrolling interests in the Operating Partnership in the accompanying consolidated balance sheets outside of permanent equity because we may be required to pay cash to holders of Limited Partner Units upon redemption of their interests in the Operating Partnership or deliver registered shares upon their conversion. The carrying amount of the redeemable noncontrolling interests in the Operating Partnership is reflected at the greater of historical book value or redemption value with a corresponding adjustment to additional paid-in capital. As of March 31, 2024 and December 31, 2023, the redemption value of the redeemable noncontrolling interests in the Operating Partnership exceeded the historical book value, and the balances were accordingly adjusted to redemption value.
We allocate net operating results of the Operating Partnership after noncontrolling interests in the consolidated properties based on the partners’ respective weighted average ownership interest. We adjust the redeemable noncontrolling interests in the Operating Partnership at the end of each reporting period to reflect their interests in the Operating Partnership or redemption value. This adjustment is reflected in our shareholders’ and Parent Company’s equity. For the three months ended March 31, 2024 and 2023, the weighted average interests of the Parent Company and the limited partners in the Operating Partnership were as follows:

	Three Months Ended March 31,
	2024	2023
Parent Company’s weighted average interest in the Operating Partnership	98.4%	98.7%
Limited partners’ weighted average interests in the Operating Partnership	1.6%	1.3%
As of March 31, 2024, the Parent Company’s interest and the limited partners’ redeemable noncontrolling ownership interests in the Operating Partnership were 98.3% and 1.7%. As of December 31, 2023, the Parent Company’s interest and the limited partners’ redeemable noncontrolling ownership interests in the Operating Partnership were 98.4% and 1.6%.

Concurrent with the Parent Company’s IPO and related formation transactions, certain individuals received Limited Partner Units of the Operating Partnership in exchange for their interests in certain properties. The limited partners have the right to redeem Limited Partner Units for cash or, at the Parent Company’s election, common shares of the Parent Company in an amount equal to the market value of an equivalent number of common shares of the Parent Company at the time of redemption. Such common shares must be registered, which is not fully in the Parent Company’s control. Therefore, the limited partners’ interest is not reflected within permanent equity. The Parent Company also has the right to redeem the Limited Partner Units directly from the limited partner in exchange for either cash in the amount specified above or a number of its common shares equal to the number of Limited Partner Units being redeemed.
There were 3,707,004 and 3,512,868 Limited Partner Units outstanding as of March 31, 2024 and December 31, 2023, respectively. The increase in Limited Partner Units outstanding from December 31, 2023 is due to non-cash compensation awards granted to our executive officers in the form of Limited Partner Units.
The redeemable noncontrolling interests in the Operating Partnership for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Redeemable noncontrolling interests balance as of January 1,	$73,287	$53,967
Net income allocable to redeemable noncontrolling interests	213	65
Distributions declared to redeemable noncontrolling interests	(882)	(728)
Other, net including adjustments to redemption value	1,095	3,750
Total limited partners’ interests in the Operating Partnership balance as of March 31,	$73,713	$57,054
Fair Value Measurements
We follow the framework established under Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, for measuring fair value of non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis but only in certain circumstances, such as a business combination or upon determination of an impairment.
Assets and liabilities recorded at fair value in the accompanying consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:
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
In instances where the determination of the fair value measurement is based upon inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
Effects of Accounting Pronouncements
In March 2024, the SEC issued a final rule, The Enhancement and Standardization of Climate-Related Disclosures for Investors. This final rule is effective for the Company for the fiscal year beginning in 2025 and requires companies to annually disclose, among other things, (i) climate-related risks that have had or are reasonably likely to have a material impact on the Company, including on its strategy, results of operations, or financial condition, (ii) activities to mitigate or adapt to such risks, including a quantitative and qualitative description of material expenditures incurred and impacts on estimates and assumptions, (iii) information about oversight by a company’s board of directors of climate-related risks and management’s role in managing material climate-related risks; and (iv) information on any climate-related targets or goals that are material to the company’s business, results of operations, or financial condition. In addition, the final rule requires (i) disclosure of Scope 1 and/or Scope 2 greenhouse gas (“GHG”) emissions on a phased-in basis when those emissions are material, (ii) the filing of an attestation report covering the disclosure of the Scope 1 and/or Scope 2 emissions on a phased-in basis, and (iii) disclosure of the financial statement effects of severe weather events and other natural conditions. In April 2024, the SEC announced a stay of these climate disclosure rules pending judicial review. The Company will continue to evaluate the impact of this final rule until it becomes effective.
NOTE 3. DEFERRED COSTS AND INTANGIBLES, NET
Deferred costs consist primarily of acquired lease intangible assets, broker fees and capitalized internal commissions incurred in connection with lease originations. Deferred leasing costs, lease intangibles and similar costs are amortized on a straight-line basis over the terms of the related leases. As of March 31, 2024 and December 31, 2023, deferred costs consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Acquired lease intangible assets	$405,513	$433,771
Deferred leasing costs and other	78,858	74,662
	484,371	508,433
Less: accumulated amortization	(198,919)	(204,262)
Deferred costs, net	$285,452	$304,171
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

	Three Months Ended March 31,
	2024	2023
Amortization of deferred leasing costs, lease intangibles and other	$21,278	$28,481
Amortization of above-market lease intangibles	$2,704	$3,183
NOTE 4. DEFERRED REVENUE, INTANGIBLES, NET AND OTHER LIABILITIES
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
As of March 31, 2024 and December 31, 2023, deferred revenue, intangibles, net and other liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Unamortized in-place lease liabilities	$154,478	$159,449
Retainages payable and other	9,908	9,229
Tenant rents received in advance	26,115	35,339
Lease liabilities	68,484	68,925
Deferred revenue and other liabilities	$258,985	$272,942
The amortization of below-market lease intangibles is included as a component of “Rental income” in the accompanying consolidated statements of operations and comprehensive income and totaled $5.0 million and $5.9 million for the three months ended March 31, 2024 and 2023, respectively.

NOTE 5. MORTGAGE AND OTHER INDEBTEDNESS
The following table summarizes the Company’s indebtedness as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Mortgages payable	$152,038	$153,306
Senior unsecured notes	2,179,635	1,829,635
Unsecured term loans	820,000	820,000
Unsecured revolving line of credit	—	—
	3,151,673	2,802,941
Unamortized discounts and premiums, net	28,067	35,765
Unamortized debt issuance costs, net	(12,227)	(9,504)
Total mortgage and other indebtedness, net	$3,167,513	$2,829,202
Consolidated indebtedness, including weighted average interest rates and weighted average maturities as of March 31, 2024, considering the impact of interest rate swaps, is summarized below (dollars in thousands):

	Amount Outstanding	Ratio	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate debt(1)	$2,980,273	95%	4.05%	4.2
Variable rate debt(2)	171,400	5%	9.09%	2.4
Debt discounts, premiums and issuance costs, net	15,840	N/A	N/A	N/A
Mortgage and other indebtedness, net	$3,167,513	100%	4.33%	4.1
(1)Fixed rate debt includes the portion of variable rate debt that has been hedged by interest rate swaps. As of March 31, 2024, $820.0 million in variable rate debt is hedged to a fixed rate for a weighted average of 1.4 years.
(2)Variable rate debt includes the portion of fixed rate debt that has been hedged by interest rate swaps. As of March 31, 2024, $155.0 million in fixed rate debt is hedged to a floating rate for a weighted average of 1.4 years.
Mortgages Payable
The following table summarizes the Company’s mortgages payable (dollars in thousands):

	March 31, 2024			December 31, 2023
	Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity	Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate mortgages payable(1)	$135,638	5.09%	7.8	$136,306	5.09%	8.1
Variable rate mortgage payable(2)	16,400	7.50%	2.3	17,000	7.59%	2.6
Total mortgages payable	$152,038			$153,306
(1)The fixed rate mortgages had interest rates ranging from 3.75% to 5.73% as of March 31, 2024 and December 31, 2023.
(2)The interest rate on the variable rate mortgage is based on Bloomberg Short Term Bank Yield Index (“BSBY”) plus 215 basis points. The one-month BSBY rate was 5.35% and 5.44% as of March 31, 2024 and December 31, 2023, respectively.
Mortgages payable, which are secured by certain real estate and, in some cases, by guarantees from the Operating Partnership, are generally due in monthly installments of principal and interest and mature over various terms through 2033. During the three months ended March 31, 2024, we made scheduled principal payments of $1.3 million related to amortizing loans.

Unsecured Notes
The following table summarizes the Company’s senior unsecured notes and exchangeable senior notes (dollars in thousands):

		March 31, 2024		December 31, 2023
	Maturity Date	Balance	Interest Rate	Balance	Interest Rate
Senior notes – 4.58% due 2024	June 30, 2024	$149,635	4.58%	$149,635	4.58%
Senior notes – 4.00% due 2025	March 15, 2025	350,000	4.00%	350,000	4.00%
Senior notes – SOFR + 3.65% due 2025(1)	September 10, 2025	80,000	9.21%	80,000	9.27%
Senior notes – 4.08% due 2026	September 30, 2026	100,000	4.08%	100,000	4.08%
Senior notes – 4.00% due 2026	October 1, 2026	300,000	4.00%	300,000	4.00%
Senior exchangeable notes – 0.75% due 2027	April 1, 2027	175,000	0.75%	175,000	0.75%
Senior notes – SOFR + 3.75% due 2027(2)	September 10, 2027	75,000	9.31%	75,000	9.37%
Senior notes – 4.24% due 2028	December 28, 2028	100,000	4.24%	100,000	4.24%
Senior notes – 4.82% due 2029	June 28, 2029	100,000	4.82%	100,000	4.82%
Senior notes – 4.75% due 2030	September 15, 2030	400,000	4.75%	400,000	4.75%
Senior notes – 5.50% due 2034(3)	March 1, 2034	350,000	4.60%	—	—%
Total senior unsecured notes		$2,179,635		$1,829,635
(1)$80,000 of 4.47% senior unsecured notes due 2025 has been swapped to a variable rate of three-month Secured Overnight Financing Rate (“SOFR”) plus 3.65% through September 10, 2025.
(2)$75,000 of 4.57% senior unsecured notes due 2027 has been swapped to a variable rate of three-month SOFR plus 3.75% through September 10, 2025.
(3)The coupon rate of the Notes Due 2034 (defined below) is 5.50%; however, due to hedging activities, the Company’s interest rate is 4.60%.
During the three months ended March 31, 2024, the Company completed a public offering of $350.0 million in aggregate principal amount of 5.50% senior unsecured notes due 2034 (“Notes Due 2034”). The Notes Due 2034 were priced at 98.670% of the principal amount to yield 5.673% to maturity and will mature on March 1, 2034, unless earlier redeemed. The proceeds will be used to satisfy the $269.6 million of debt maturities due in 2024 and for general corporate purposes.
Unsecured Term Loans and Revolving Line of Credit
The following table summarizes the Company’s term loans and revolving line of credit (dollars in thousands):

		March 31, 2024		December 31, 2023
	Maturity Date	Balance	Interest Rate	Balance	Interest Rate
Unsecured term loan due 2024 – fixed rate(1)	July 17, 2024	$120,000	2.68%	$120,000	2.68%
Unsecured term loan due 2025 – fixed rate(2)	October 24, 2025	250,000	5.09%	250,000	5.09%
Unsecured term loan due 2026 – fixed rate(3)	July 17, 2026	150,000	2.73%	150,000	2.73%
Unsecured term loan due 2029 – fixed rate(4)	July 29, 2029	300,000	3.82%	300,000	3.82%
Total unsecured term loans		$820,000		$820,000

Unsecured credit facility revolving line of credit – variable rate(5)	January 8, 2026	$—	6.49%	$—	6.58%
(1)$120,000 of SOFR-based variable rate debt has been swapped to a fixed rate of 1.58% plus a credit spread based on a ratings grid ranging from 0.80% to 1.65% through July 17, 2024. The applicable credit spread was 1.10% as of March 31, 2024 and December 31, 2023.
(2)$250,000 of SOFR-based variable rate debt has been swapped to a fixed rate of 5.09% through October 24, 2025. The maturity date of the term loan may be extended for up to three additional periods of one year each at the Operating Partnership’s option, subject to certain conditions.
(3)$150,000 of SOFR-based variable rate debt has been swapped to a fixed rate of 1.68% plus a credit spread based on a ratings grid ranging from 0.75% to 1.60% through July 17, 2026. The applicable credit spread was 1.05% as of March 31, 2024 and December 31, 2023.

(4)$300,000 of SOFR-based variable rate debt has been swapped to a fixed rate of 2.47% plus a credit spread based on a ratings grid ranging from 1.15% to 2.20% through August 1, 2025. The applicable credit spread was 1.35% as of March 31, 2024 and December 31, 2023.
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
Borrowings under the Revolving Facility bear interest at a rate per annum equal to SOFR plus a margin based on the Operating Partnership’s leverage ratio or credit rating, respectively, plus a facility fee based on the Operating Partnership’s leverage ratio or credit rating, respectively. The SOFR rate is also subject to an additional 0.10% spread adjustment as specified in the Second Amendment. The Revolving Facility is currently priced on the leverage-based pricing grid. In accordance with the Credit Agreement, the credit spread set forth in the leverage grid resets quarterly based on the Company’s leverage, as calculated at the previous quarter end. The Company may irrevocably elect to convert to the ratings-based pricing grid at any time. As of March 31, 2024, making such an election would have resulted in a lower interest rate; however, the Company had not made the election to convert to the ratings-based pricing grid. The Credit Agreement includes a sustainability metric based on targeted greenhouse gas emission reductions, which results in a reduction of the otherwise applicable interest rate margin by one basis point upon achievement of targets set forth therein.
The following table summarizes the key terms of the Revolving Facility as of March 31, 2024 (dollars in thousands):

				Leverage-Based Pricing		Investment Grade Pricing
Credit Agreement	Maturity Date	Extension Option	Extension Fee	Credit Spread	Facility Fee	Credit Spread	Facility Fee	SOFR Adjustment
$1,100,000 unsecured revolving line of credit	1/8/2026	2 six-month	0.075%	1.05%–1.50%	0.15%–0.30%	0.725%–1.40%	0.125%–0.30%	0.10%
The Operating Partnership’s ability to borrow under the Credit Agreement is subject to ongoing compliance by the Operating Partnership and its subsidiaries with various restrictive covenants, including with respect to liens, transactions with affiliates, dividends, mergers and asset sales. In addition, the Credit Agreement requires that the Operating Partnership satisfy certain financial covenants, including (i) a maximum leverage ratio; (ii) a minimum fixed charge coverage ratio; (iii) a maximum secured indebtedness ratio; (iv) a maximum unsecured leverage ratio; and (v) a minimum unencumbered interest coverage ratio. As of March 31, 2024, we were in compliance with all such covenants.
Unsecured Term Loans
As of March 31, 2024, the Operating Partnership has the following unsecured term loans: (i) a $120.0 million unsecured term loan due July 2024 (the “$120M Term Loan”), (ii) a $250.0 million unsecured term loan due October 2025 (the “$250M Term Loan”), (iii) a $150.0 million unsecured term loan due July 2026 (the “$150M Term Loan”), and (iv) the $300M Term Loan that matures in July 2029, each of which bears interest at a rate of SOFR plus a credit spread. The $120M Term Loan, $150M Term Loan and $300M Term Loan are each priced on a ratings-based pricing grid while the $250M Term Loan is priced on a leverage-based pricing grid. The agreements related to the $150M Term Loan and $300M Term Loan include a sustainability metric based on targeted greenhouse gas emission reductions, which results in a reduction of the otherwise applicable interest rate margin by one basis point upon achievement of targets set forth in each agreement.

The following table summarizes the key terms of the unsecured term loans as of March 31, 2024 (dollars in thousands):

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
The Operating Partnership has the option to increase the $250M Term Loan to $300.0 million, subject to certain conditions including obtaining commitments from any one or more lenders, whether or not currently party to the term loan agreement, to provide such increased amounts. The Operating Partnership is permitted to prepay the $250M Term Loan in whole or in part, at any time, subject to a prepayment fee if prepaid on or before October 25, 2023.
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
Debt Issuance Costs
Debt issuance costs are amortized over the terms of the respective loan agreements. The following amounts of amortization of debt issuance costs are included as a component of “Interest expense” in the accompanying consolidated statements of operations and comprehensive income (in thousands):

	Three Months Ended March 31,
	2024	2023
Amortization of debt issuance costs	$929	$888
Debt Discounts and Premiums
Debt discounts and premiums, including the related value of interest rate swaps that were assumed in the October 2021 merger with RPAI, are amortized over the terms of the respective loan agreements. The following amounts of amortization are included as a component of “Interest expense” in the accompanying consolidated statements of operations and comprehensive income (in thousands):

	Three Months Ended March 31,
	2024	2023
Amortization of debt discounts, premiums and hedge instruments	$3,756	$5,003

In addition, the estimated amounts of reduction to interest expense as of March 31, 2024 for each of the next five years and thereafter related to the amortization of debt discounts, premiums and assumed hedge instruments, assuming these instruments are held to maturity, are as follows (in thousands):

April 2024 through December 2024	$9,955
2025	7,807
2026	6,152
2027	5,235
2028	5,225
Thereafter	5,411
Total unamortized debt discounts, premiums and hedge instruments	$39,785
The following table reconciles total unamortized debt discounts, premiums and hedge instruments as of March 31, 2024 to the balance of unamortized discounts and premiums, net (in thousands):

Unamortized discounts and premiums on mortgages payable, senior unsecured notes and unsecured term loans	$37,274
Unamortized hedge instruments	2,511
Total unamortized debt discounts, premiums and hedge instruments	39,785
Unamortized hedge instruments (included in accumulated other comprehensive income)	(2,511)
Fair value of variable interest rate swaps	(9,207)
Unamortized discounts and premiums, net	$28,067
Fair Value of Fixed and Variable Rate Debt
As of March 31, 2024, the estimated fair value of fixed rate debt was $2.2 billion compared to the book value of $2.3 billion. The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments, which ranged from 5.75% to 7.11%. As of March 31, 2024, the estimated fair value of variable rate debt was $839.9 million compared to the book value of $836.4 million. The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments, which ranged from 6.48% to 7.33%.
NOTE 6. DERIVATIVE INSTRUMENTS, HEDGING ACTIVITIES AND OTHER COMPREHENSIVE INCOME
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
The following table summarizes the terms and fair values of the Company’s derivative financial instruments that were designated and qualified as part of a hedging relationship as of March 31, 2024 and December 31, 2023 (dollars in thousands):

							Fair Value Assets (Liabilities)(1)
Type of Hedge	Number of Instruments	Aggregate Notional	Reference Rate	Interest Rate	Effective Date	Maturity Date	March 31, 2024	December 31, 2023
Cash Flow	Four	$250,000	SOFR	2.99%	12/1/2022	10/24/2025	$6,287	$4,952
Cash Flow	Two	100,000	SOFR	2.66%	8/1/2022	8/1/2025	2,707	2,415
Cash Flow	Two	200,000	SOFR	2.37%	11/22/2023	8/1/2025	6,165	5,716
Cash Flow	Three	120,000	SOFR	1.58%	8/15/2022	7/17/2024	1,301	2,236
Cash Flow	Three	150,000	SOFR	1.68%	8/15/2022	7/17/2026	8,815	7,744
		$820,000					$25,275	$23,063

Fair Value(2)	Two	$155,000	SOFR	SOFR + 3.70%	4/23/2021	9/10/2025	$(9,207)	$(9,408)

Forward-Starting Cash Flow(3)	Three	$150,000	SOFR	3.44%	6/28/2024	6/28/2034	$—	$(700)
(1)Derivatives in an asset position are included within “Prepaid and other assets” and derivatives in a liability position are included within “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.

(2)The derivative agreements swap a blended fixed rate of 4.52% for a blended floating rate of three-month SOFR plus 3.70%.
(3)The forward-starting interest rate swaps were terminated in conjunction with the issuance of the Notes Due 2034.
In December 2023, we entered into three forward-starting interest rate swap agreements with notional amounts totaling $150.0 million that swap a floating rate of compound SOFR for a fixed rate of 3.44% with an effective date of June 28, 2024 and a maturity date of June 28, 2034. These interest rate swaps fixed the interest rate on a portion of the Notes Due 2034, which were issued in January 2024, and were subsequently terminated upon issuance of the Notes Due 2034. We received $0.7 million upon termination, which is included as a component of “Accumulated other comprehensive income” in the accompanying consolidated balance sheets and is being reclassified as a reduction to interest expense over the term of the debt.
In October 2022, we terminated two forward-starting interest rate swaps with notional amounts totaling $150.0 million and a maturity date of June 1, 2032 and received $30.9 million upon termination. This settlement is included as a component of “Accumulated other comprehensive income” in the accompanying consolidated balance sheets and is being reclassified to earnings over time as the hedged items are recognized in earnings. During the year ended December 31, 2023, we accelerated the reclassification of $3.1 million in accumulated other comprehensive income as a reduction to interest expense as a result of a portion of the hedged forecasted transaction becoming probable not to occur. In January 2024, we completed a public offering of the Notes Due 2034. The remaining balance in accumulated other comprehensive income is being reclassified as a reduction to interest expense over the term of the debt.
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
We have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, although the credit valuation adjustments associated with our derivatives use Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. As of March 31, 2024 and December 31, 2023, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations were classified within Level 2 of the fair value hierarchy.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings. Approximately $4.9 million and $4.2 million was reclassified as a reduction to interest expense during the three months ended March 31, 2024 and 2023, respectively. As interest payments on our derivatives are made over the next 12 months, we estimate the decrease to interest expense to be approximately $22.5 million, assuming the current SOFR curve.
Unrealized gains and losses on our interest rate derivative agreements are the only components of the change in accumulated other comprehensive income.
NOTE 7. SHAREHOLDERS’ EQUITY
Distributions
Our Board of Trustees declared a cash distribution of $0.25 per common share and Common Unit for the first quarter of 2024. This distribution was paid on April 12, 2024 to common shareholders and common unitholders of record as of April 5, 2024.
For the three months ended March 31, 2023, we declared a cash distribution of $0.24 per common share and Common Unit.

At-The-Market Offering Program
In February 2021, the Company and the Operating Partnership entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with each of BofA Securities, Inc., Citigroup Global Markets Inc., KeyBanc Capital Markets Inc. and Raymond James & Associates, Inc., pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $150.0 million of its common shares of beneficial interest, $0.01 par value per share, under an at-the-market offering program (the “ATM Program”). In November 2021, the Company and the Operating Partnership amended the Equity Distribution Agreement to reflect their filing of a shelf registration statement on November 16, 2021 with the SEC. The Operating Partnership intends to use the net proceeds, if any, to repay borrowings under its Revolving Facility and other indebtedness and for working capital and other general corporate purposes. The Operating Partnership may also use the net proceeds for acquisitions of operating properties and the development or redevelopment of properties, although there are currently no understandings, commitments or agreements to do so. As of March 31, 2024, the Company has not sold any common shares under the ATM Program.
Share Repurchase Program
The Company has an existing share repurchase program under which it may repurchase, from time to time, up to a maximum of $300.0 million of its common shares (the “Share Repurchase Program”). The Company intends to fund any future repurchases under the Share Repurchase Program with cash on hand or availability under the Revolving Facility, subject to any applicable restrictions. The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will depend upon prevailing market conditions, regulatory requirements and other factors. In February 2024, the Company extended the Share Repurchase Program for an additional year to February 28, 2025, if not terminated or extended prior to that date. As of March 31, 2024, the Company has not repurchased any shares under the Share Repurchase Program.
NOTE 8. EARNINGS PER SHARE OR UNIT
Basic earnings per share or unit is calculated based on the weighted average number of common shares/units outstanding during the period. Diluted earnings per share/unit is calculated based on the weighted average number of common shares/units outstanding during the period combined with the incremental average common shares/units that would have been outstanding assuming the conversion of all potentially dilutive common shares/units into common shares/units as of the earliest date possible.
Potentially dilutive securities include (i) outstanding options to acquire common shares; (ii) Limited Partner Units, which may be exchanged for either cash or common shares at the Parent Company’s option and under certain circumstances; (iii) AO LTIP Units; and (iv) deferred common share units, which may be credited to the personal accounts of non-employee trustees in lieu of compensation paid in cash or the issuance of common shares to such trustees. Limited Partner Units have been omitted from the Parent Company’s denominator for the purpose of computing diluted earnings per share since the effect of including those amounts in the denominator would have no dilutive impact. Weighted average Limited Partner Units outstanding were 3.6 million and 3.0 million for the three months ended March 31, 2024 and 2023, respectively.
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
In 2017, we provided a repayment guaranty on a $33.8 million construction loan associated with the development of the Embassy Suites at the University of Notre Dame, consistent with our 35% ownership interest. Our portion of the repayment guaranty is limited to $5.9 million, and the guaranty’s term is through July 1, 2024, the maturity date of the construction loan. As of March 31, 2024, the outstanding loan balance was $32.5 million, of which our share was $11.4 million. The loan is secured by the hotel.
In 2021, we provided repayment and completion guaranties on loans totaling $66.2 million associated with the development of The Corner mixed-use project in the Indianapolis MSA. As of March 31, 2024, the outstanding balance of the loans was $65.6 million, of which our share was $32.8 million.

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
NOTE 10. SUBSEQUENT EVENTS
In connection with the preparation of our financial statements, we have evaluated events and transactions that occurred subsequent to March 31, 2024 for recognition and/or disclosure purposes. Based on this evaluation, there were no subsequent events from March 31, 2024 through the date the financial statements were issued.

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
•civil unrest, acts of violence, terrorism or war, acts of God, climate change, epidemics, pandemics, natural disasters and severe weather conditions, including such events that may result in underinsured or uninsured losses or other increased costs and expenses;

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
•insurance costs and coverage, especially in Florida and Texas coastal areas;
•risks associated with cybersecurity attacks and the loss of confidential information and other business disruptions;
•other factors affecting the real estate industry generally; and
•other risks identified in this Quarterly Report on Form 10-Q and, from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”) or in other documents that we publicly disseminate, including, in particular, the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
As of March 31, 2024, we owned interests in 180 operating retail properties totaling approximately 28.1 million square feet and one office property with 0.3 million square feet. Of the 180 operating retail properties, 10 contain an office component. We also owned two development projects under construction as of this date and an additional two properties with future redevelopment opportunities.
Inflation
We believe inflationary concerns could negatively impact consumer confidence and spending and our tenants’ sales and overall health. This could, in turn, continue to put downward pricing pressure on rents that we are able to charge to new or renewing tenants, such that future rent spreads and, in some cases, our percentage rents, could be adversely impacted. Many of our leases contain provisions designed to mitigate the adverse impact of inflation, including annual rent increases and requirements for tenants to pay a share of operating expenses, including common area maintenance, real estate taxes, insurance or other operating expenses related to the maintenance of our properties, with escalation clauses in most leases. Over the last year, we have made significant improvements converting leases to include higher fixed-rent bumps while also including CPI-based, anti-gouging protection for tenants. However, the stated rent increases or limits on such tenant’s obligation to pay its share of operating expenses could be lower than the increase in inflation at any given time. Inflation may also increase labor or other general and administrative expenses that cannot be easily reduced.
Historically, economic indicators such as GDP growth, consumer confidence and employment have been correlated with demand for certain of our tenants’ products and services. If an economic recession returns, it could, among other impacts, (i) increase the number of our tenants that are unable to meet their lease obligations to us and (ii) limit the demand for space in our properties from new tenants.

Operating Activity
During the first quarter of 2024, we executed new and renewal leases on 185 individual spaces totaling 968,681 square feet (12.8% cash leasing spread on 130 comparable leases). New leases were signed on 38 individual spaces for 175,087 square feet of gross leasable area (“GLA”) (48.1% cash leasing spread on 19 comparable leases), while non-option renewal leases were signed on 93 individual spaces for 330,966 square feet of GLA (12.2% cash leasing spread on 57 comparable leases) and option renewals were signed on 54 individual spaces for 462,628 square feet of GLA (5.3% cash leasing spread). The blended cash spreads for comparable new and non-option renewal leases were 23.3%. Comparable new and renewal leases are defined as those for which the space was occupied by a tenant within the last 12 months.
Results of Operations
The comparability of results of operations for the three months ended March 31, 2024 and 2023 is affected by our development, redevelopment, and operating property acquisition and disposition activities during these periods. Therefore, we believe it is most useful to review the comparisons of our results of operations for these periods in conjunction with the discussion of our activities during those periods, which is set forth below.
Acquisitions
The following operating property was acquired during the period from January 1, 2023 through March 31, 2024:

Property Name	MSA	Acquisition Date	GLA
Prestonwood Place	Dallas, TX	September 22, 2023	155,975
Dispositions
The following operating and other properties were sold during the period from January 1, 2023 through March 31, 2024:

Property Name	MSA	Disposition Date	GLA
Kingwood Commons	Houston, TX	May 8, 2023	158,172
Pan Am Plaza & Garage	Indianapolis, IN	June 8, 2023	—
Reisterstown Road Plaza	Baltimore, MD	September 11, 2023	376,683
Eastside	Dallas, TX	October 24, 2023	43,640
In addition, during the three months ended March 31, 2024, the joint venture that owned Glendale Center Apartments, of which we have an 11.5% ownership interest, sold the 267-unit property to a third party. Glendale Center Apartments is adjacent to our Glendale Town Center operating retail property in the Indianapolis MSA.
Development and Redevelopment Projects
The following properties were under active development or redevelopment at various times during the period from January 1, 2023 through March 31, 2024 and removed from our operating portfolio:

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
(2)This property has been identified as a redevelopment property and is not included in the operating portfolio or the same property pool. The redevelopment projects at Hamilton Crossing Centre and The Corner – IN will include the creation of a mixed-used development.
(3)Approximately half of the Hamilton Crossing site was sold in January 2022 to Republic Airways, Inc. In addition to the sale, the Company entered into a development and construction management agreement for the development of a corporate campus for Republic Airways. Phase I of the corporate campus was completed in 2023.
Comparison of Operating Results for the Three Months Ended March 31, 2024 to the Three Months Ended March 31, 2023
The following table reflects changes in the components of our consolidated statements of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Revenue:
Rental income	$205,813	$203,063	$2,750
Other property-related revenue	1,311	1,916	(605)
Fee income	315	1,771	(1,456)
Total revenue	207,439	206,750	689

Expenses:
Property operating	28,081	27,314	767
Real estate taxes	26,534	27,183	(649)
General, administrative and other	12,784	13,384	(600)
Depreciation and amortization	100,379	108,071	(7,692)
Total expenses	167,778	175,952	(8,174)

Loss on sales of operating properties, net	(236)	—	(236)

Operating income	39,425	30,798	8,627
Other (expense) income:
Interest expense	(30,364)	(25,425)	(4,939)
Income tax (expense) benefit of taxable REIT subsidiaries	(158)	29	(187)
Equity in loss of unconsolidated subsidiaries	(420)	(244)	(176)
Gain on sale of unconsolidated property, net	2,325	—	2,325
Other income, net	3,628	403	3,225
Net income	14,436	5,561	8,875
Net income attributable to noncontrolling interests	(280)	(170)	(110)
Net income attributable to common shareholders	$14,156	$5,391	$8,765

Property operating expense to total revenue ratio	13.5%	13.2%
Rental income (including tenant reimbursements) increased $2.8 million, or 1.4%, due to the following (in thousands):

Net change Three Months Ended March 31, 2023 to 2024
Properties or components of properties sold during 2023 and/or 2024	$(3,629)
Properties under redevelopment or acquired during 2023 and/or 2024	2,691
Properties fully operational during 2023 and 2024 and other	3,688
Total	$2,750
The net increase of $3.7 million in rental income for properties that were fully operational during 2023 and 2024 is primarily due to (i) an increase in lease termination income of $1.5 million, (ii) a decrease in bad debt expense of $1.1 million, (iii) an increase in tenant reimbursements of $0.7 million due to higher recoverable common area maintenance expenses, and

(iv) an increase in ancillary income of $0.4 million. The occupancy of the fully operational properties decreased from 92.6% for the three months ended March 31, 2023 to 90.9% for the three months ended March 31, 2024.
Other property-related revenue primarily consists of parking revenues, gains on the sale of land and other miscellaneous activity. This revenue decreased by $0.6 million primarily as a result of a decrease in parking revenue of $0.4 million due to the sale of Pam Am Plaza Garage in June 2023 along with a decrease in miscellaneous income of $0.2 million.
We recorded fee income of $0.3 million and $1.8 million during the three months ended March 31, 2024 and 2023, respectively, from property management and development services provided to third parties and unconsolidated joint ventures. The decrease in fee income is primarily related to a decrease in development fees earned related to the development of a corporate campus for Republic Airways at Hamilton Crossing Centre.
Property operating expenses increased $0.8 million, or 2.8%, due to the following (in thousands):

Net change Three Months Ended March 31, 2023 to 2024
Properties or components of properties sold during 2023 and/or 2024	$(1,328)
Properties under redevelopment or acquired during 2023 and/or 2024	273
Properties fully operational during 2023 and 2024 and other	1,822
Total	$767
The net increase of $1.8 million in property operating expenses for properties that were fully operational during 2023 and 2024 is primarily due to increases in the following: (i) $0.7 million in landscaping and repairs and maintenance expenses, (ii) $0.6 million in insurance, (iii) $0.3 million in non-recoverable operating expenses, and (iv) $0.2 million in security expenses. As a percentage of revenue, property operating expenses increased from 13.2% to 13.5% due to an increase in expenses in 2024.
Real estate taxes decreased $0.6 million, or 2.4%, due to the following (in thousands):

Net change Three Months Ended March 31, 2023 to 2024
Properties or components of properties sold during 2023 and/or 2024	$(541)
Properties under redevelopment or acquired during 2023 and/or 2024	301
Properties fully operational during 2023 and 2024 and other	(409)
Total	$(649)
The net decrease of $0.4 million in real estate taxes for properties that were fully operational during 2023 and 2024 is primarily due to higher capitalized real estate tax expenses related to signed anchor leases at certain properties in the portfolio in 2024. The majority of real estate tax expense is recoverable from tenants and such recovery is reflected within “Rental income” in the accompanying consolidated statements of operations and comprehensive income.
General, administrative and other expenses decreased $0.6 million, or 4.5%, primarily due to a decrease in payroll costs due to lower head count.
Depreciation and amortization expense decreased $7.7 million, or 7.1%, due to the following (in thousands):

Net change Three Months Ended March 31, 2023 to 2024
Properties or components of properties sold during 2023 and/or 2024	$(2,510)
Properties under redevelopment or acquired during 2023 and/or 2024	1,722
Properties fully operational during 2023 and 2024 and other	(6,904)
Total	$(7,692)

The net decrease of $6.9 million in depreciation and amortization at properties that were fully operational during 2023 and 2024 is primarily due to the timing of placing assets in service and writing-off tenant-related assets as a result of tenant move-outs along with certain assets with shorter useful lives acquired in the October 2021 merger with RPAI that became fully depreciated during the prior year.
Interest expense increased $4.9 million, or 19.4%, primarily due to interest on the January 2024 public offering of $350.0 million in aggregate principal amount of 5.50% senior unsecured notes due 2034 (“Notes Due 2034”), partially offset by favorable interest rate swaps.
The $2.3 million gain on sale of unconsolidated property represents our share of the gain on the sale of Glendale Center Apartments during the three months ended March 31, 2024. No such gain was recorded during the three months ended March 31, 2023.
Other income, net increased $3.2 million primarily due to interest income earned on the proceeds from the Notes Due 2034.
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
For the three months ended March 31, 2024, the same property pool excludes the following:
•properties acquired or placed in service during 2023 and 2024;
•The Landing at Tradition – Phase II, which was reclassified from active redevelopment into our operating portfolio in June 2023;
•our active development and redevelopment projects at Carillon medical office building and The Corner – IN;
•Hamilton Crossing Centre and Edwards Multiplex – Ontario, which were reclassified from our operating portfolio into redevelopment in June 2014 and March 2023, respectively;

•properties sold or classified as held for sale during 2023 and 2024; and
•office properties.
The following table presents Same Property NOI and a reconciliation to net income attributable to common shareholders for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Number of properties in same property pool for the period(1)	179	179

Leased percentage at period end(2)	94.0%	95.2%
Economic occupancy percentage at period end(2)	91.2%	92.3%
Economic occupancy percentage(3)	90.9%	92.6%

Same Property NOI	$143,796	$141,202	1.8%

Reconciliation of Same Property NOI to most directly comparable GAAP measure:
Net operating income – same properties	$143,796	$141,202
Net operating income – non-same activity(4)	8,713	9,280
Total property NOI	152,509	150,482	1.3%
Other income, net	3,365	1,959
General, administrative and other	(12,784)	(13,384)
Depreciation and amortization	(100,379)	(108,071)
Interest expense	(30,364)	(25,425)
Loss on sales of operating properties, net	(236)	—
Gain on sale of unconsolidated property, net	2,325	—
Net income attributable to noncontrolling interests	(280)	(170)
Net income attributable to common shareholders	$14,156	$5,391
(1)Same Property NOI excludes the following: (i) properties acquired or placed in service during 2023 and 2024; (ii) The Landing at Tradition – Phase II, which was reclassified from active redevelopment into our operating portfolio in June 2023; (iii) our active development and redevelopment projects at Carillon medical office building and The Corner – IN; (iv) Hamilton Crossing Centre and Edwards Multiplex – Ontario, which were reclassified from our operating portfolio into redevelopment in June 2014 and March 2023, respectively; (v) properties sold or classified as held for sale during 2023 and 2024; and (vi) office properties.
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
Our Same Property NOI increased 1.8% for the three months ended March 31, 2024 compared to the same period of the prior year primarily due to contractual rent growth and lower bad debt expense.
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
Our calculations of FFO and reconciliation to net income for the three months ended March 31, 2024 and 2023 (unaudited) are as follows (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Net income	$14,436	$5,561
Less: net income attributable to noncontrolling interests in properties	(67)	(104)
Add: loss on sales of operating properties, net	236	—
Less: gain on sale of unconsolidated property, net	(2,325)	—
Add: depreciation and amortization of consolidated and unconsolidated entities, net of noncontrolling interests	100,560	108,309
FFO of the Operating Partnership(1)	112,840	113,766
Less: Limited Partners’ interests in FFO	(1,822)	(1,507)
FFO attributable to common shareholders(1)	$111,018	$112,259
FFO per share of the Operating Partnership – diluted	$0.50	$0.51
(1)“FFO of the Operating Partnership” measures 100% of the operating performance of the Operating Partnership’s real estate properties. “FFO attributable to common shareholders” reflects a reduction for the redeemable noncontrolling weighted average diluted interest in the Operating Partnership.
Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”)
We define EBITDA, a non-GAAP financial measure, as net income before interest expense, income tax expense of the taxable REIT subsidiaries, and depreciation and amortization. For informational purposes, we also provide Adjusted EBITDA, which we define as EBITDA less (i) EBITDA from unconsolidated entities, as adjusted, (ii) gains on sales of operating properties or impairment charges, (iii) merger and acquisition costs, (iv) other income and expense, (v) noncontrolling interest Adjusted EBITDA, and (vi) other non-recurring activity or items impacting comparability from period to period. Annualized Adjusted EBITDA is Adjusted EBITDA for the most recent quarter multiplied by four. Net Debt to Adjusted EBITDA is our share of net debt divided by Annualized Adjusted EBITDA. EBITDA, Adjusted EBITDA, Annualized Adjusted EBITDA and Net Debt to Adjusted EBITDA, as calculated by us, are not comparable to EBITDA and EBITDA-related measures reported by other REITs that do not define EBITDA and EBITDA-related measures exactly as we do. EBITDA, Adjusted EBITDA and Annualized Adjusted EBITDA do not represent cash generated from operating activities in accordance with GAAP and should not be considered alternatives to net income as an indicator of performance or as alternatives to cash flows from operating activities as an indicator of liquidity.
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
The following table presents a reconciliation of our EBITDA, Adjusted EBITDA and Annualized Adjusted EBITDA to net income (the most directly comparable GAAP measure) and a calculation of Net Debt to Adjusted EBITDA (in thousands):

Three Months Ended March 31, 2024
Net income	$14,436
Depreciation and amortization	100,379
Interest expense	30,364
Income tax expense of taxable REIT subsidiaries	158
EBITDA	145,337
Unconsolidated Adjusted EBITDA	369
Gain on sale of unconsolidated property, net	(2,325)
Loss on sales of operating properties, net	236
Other income and expense, net	(3,208)
Noncontrolling interests	(196)
Adjusted EBITDA	$140,213

Annualized Adjusted EBITDA(1)	$560,852

Company share of Net Debt:
Mortgage and other indebtedness, net	$3,167,513
Plus: Company share of unconsolidated joint venture debt	54,573
Less: Partner share of consolidated joint venture debt(2)	(9,837)
Less: debt discounts, premiums and issuance costs, net	(15,840)
Company’s consolidated debt and share of unconsolidated debt	3,196,409
Less: cash, cash equivalents, restricted cash and short-term deposits	(356,712)
Company share of Net Debt	$2,839,697
Net Debt to Adjusted EBITDA	5.1x
(1)Represents Adjusted EBITDA for the three months ended March 31, 2024 (as shown in the table above) multiplied by four.
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
As of March 31, 2024, we had approximately $83.6 million in cash and cash equivalents on hand, $5.4 million in restricted cash and escrow deposits, $265.0 million of short-term deposits, and $1.1 billion of remaining availability under the Revolving Facility compared to $269.6 million of debt maturing in the second through fourth quarters of 2024. During the three months ended March 31, 2024, we completed a public offering of the Notes Due 2034, the proceeds of which are currently invested in short-term deposits that will be used to satisfy all 2024 debt maturities. We believe we will have adequate liquidity over the next 12 months and beyond to operate our business and meet our cash requirements.
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
As of March 31, 2024, we had approximately $1.1 billion available under the Revolving Facility for future borrowings. We also had $348.6 million in cash, cash equivalents and short-term deposits as of March 31, 2024.
We were in compliance with all applicable financial covenants under the Revolving Facility, unsecured term loans and senior unsecured notes as of March 31, 2024.
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
In February 2021, the Company and the Operating Partnership entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with each of BofA Securities, Inc., Citigroup Global Markets Inc., KeyBanc Capital Markets Inc. and Raymond James & Associates, Inc., pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $150.0 million of its common shares of beneficial interest, $0.01 par value per share under an at-the-market offering program (the “ATM Program”). In November 2021, the Company and the Operating Partnership amended the Equity Distribution Agreement to reflect their filing of a shelf registration statement on November 16, 2021 with the SEC. The Operating Partnership intends to use the net proceeds, if any, to repay borrowings under the Revolving Facility and other indebtedness and for working capital and other general corporate purposes. The Operating Partnership may also use the net proceeds for acquisitions of operating properties and the development or redevelopment of properties, although there are currently no understandings, commitments or agreements to do so. As of March 31, 2024, the Company has not sold any common shares under the ATM Program.
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
Our Principal Liquidity Needs
Short-Term Liquidity Needs
Near-Term Debt Maturities. As of March 31, 2024, we had no secured debt, excluding scheduled monthly principal payments, and $619.6 million of unsecured debt scheduled to mature prior to March 31, 2025. We believe we have sufficient liquidity to repay these obligations with proceeds from the Notes Due 2034, additional available cash on hand, and borrowings on the Revolving Facility.
Other Short-Term Liquidity Needs. The requirements for qualifying as a REIT and for a tax deduction for some or all of the dividends paid to shareholders necessitate that we distribute at least 90% of our taxable income on an annual basis. Such requirements cause us to have substantial liquidity needs over both the short and long term. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our operating properties, scheduled interest and principal payments on our debt of approximately $90.0 million and $3.9 million, respectively, for the remainder of 2024, expected dividend payments to our common shareholders and common unitholders, and recurring capital expenditures.
In February 2024, our Board of Trustees declared a cash distribution of $0.25 per common share and Common Unit for the first quarter of 2024. This distribution was paid on April 12, 2024 to common shareholders and common unitholders of record as of April 5, 2024. Future distributions, if any, are at the discretion of the Board of Trustees, who will continue to evaluate our sources and uses of capital, liquidity position, operating fundamentals, maintenance of our REIT qualification and other factors they may deem relevant. We believe we have sufficient liquidity to pay any dividend from available cash on hand and borrowings on the Revolving Facility.
Other short-term liquidity needs include expenditures for tenant improvements, external leasing commissions and recurring capital expenditures. During the three months ended March 31, 2024, we incurred $5.7 million for recurring capital expenditures on operating properties and $18.4 million for tenant improvements and external leasing commissions, which includes costs to re-lease anchor space at our operating properties related to tenants open and operating as of March 31, 2024 (excluding development and redevelopment properties). We currently anticipate incurring approximately $100 million of additional major tenant improvement costs related to leasing activity for space that is currently vacant at a number of our operating properties over the next 12 to 24 months. We believe we have the ability to fund these costs through cash flows from operations or borrowings on the Revolving Facility.
As of March 31, 2024, we had development projects under construction at Carillon medical office building and The Corner – IN. Our share of total estimated costs for these two projects is $91.6 million, of which our share of the expected funding requirement is estimated to be $59.7 million. As of March 31, 2024, we have incurred $31.9 million of these costs. We anticipate incurring the majority of the remaining costs for these projects over the next 12 months and believe we have the ability to fund these projects through cash flows from operations or borrowings on the Revolving Facility.
Share Repurchase Program
The Company has an existing share repurchase program under which it may repurchase, from time to time, up to a maximum of $300.0 million of its common shares (the “Share Repurchase Program”). The Company intends to fund any future repurchases under the Share Repurchase Program with cash on hand or availability under the Revolving Facility, subject to any applicable restrictions. The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will depend upon prevailing market conditions, regulatory requirements, and other factors. In February 2024, the Company extended the Share Repurchase Program for an additional year to February 28, 2025, if not terminated or extended prior to that date. As of March 31, 2024, the Company has not repurchased any shares under the Share Repurchase Program.
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
Potential Debt Repurchases. We may from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to repurchase our senior unsecured notes maturing at various dates through March 2034 in open-market transactions, by tender offer or otherwise, as market conditions warrant.
Commitments under Ground Leases. We are obligated under 12 ground leases for approximately 98 acres of land as of March 31, 2024. Most of these ground leases require fixed annual rent payments and the expiration dates of the remaining initial terms of these ground leases range from 2025 to 2092. Assuming we exercise all available options to extend the terms of our ground leases, our ground leases will expire between 2043 and 2115.
Capital Expenditures on Consolidated Properties
The following table summarizes cash capital expenditures for our development and redevelopment projects and other capital expenditures for the three months ended March 31, 2024 (in thousands):

Three Months Ended March 31, 2024
Active development and redevelopment projects	$3,712
Recurring operating capital expenditures (primarily tenant improvements) and other	24,488
Total	$28,200
We capitalize certain indirect costs such as interest, payroll, and other general and administrative costs related to these development activities. If we had experienced a 10% reduction in development and redevelopment activities without a corresponding decrease in indirect project costs, we would have recorded additional expense of $0.1 million for the three months ended March 31, 2024.
Debt Maturities
The following table summarizes the scheduled maturities and principal amortization of the Company’s indebtedness as of March 31, 2024, presented on a calendar year basis (in thousands):

	Secured Debt
	Scheduled Principal Payments	Term Maturities	Unsecured Debt	Total
2024	$3,853	$—	$269,635	$273,488
2025	5,248	—	680,000	685,248
2026	4,581	10,600	550,000	565,181
2027	3,120	—	250,000	253,120
2028	3,757	—	100,000	103,757
Thereafter	28,091	92,788	1,150,000	1,270,879
	$48,650	$103,388	$2,999,635	$3,151,673
Debt discounts, premiums and issuance costs, net				15,840
Total				$3,167,513
Failure to comply with the obligations under our debt agreements, including payment obligations, could cause an event of default under such debt, which, among other things, could result in the loss of title to the assets securing the debt, acceleration of the payment of all principal and interest and/or termination of the agreements, or exposure to the risk of foreclosure. In addition, certain of our variable rate loans contain cross-default provisions whereby a violation by the Company of any financial covenant set forth in the Revolving Facility will constitute an “Event of Default” under the loans, which could allow the lenders to accelerate the amounts due under our debt agreements if we fail to satisfy these financial covenants. See Item 1A. “Risk Factors – Risks Related to Our Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023 for more information related to the risks associated with our indebtedness.
Impact of Changes in Credit Ratings on Our Liquidity
We have received investment grade corporate credit ratings from three nationally recognized credit rating agencies. During the three months ended March 31, 2024, we received a credit rating upgrade with a stable outlook from one of the rating agencies and a positive credit rating outlook from another rating agency.
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

Cash Flows
As of March 31, 2024, we had cash, cash equivalents and restricted cash of $89.0 million. We may be subject to concentrations of credit risk with regard to our cash and cash equivalents. We place our cash and short-term investments with highly rated financial institutions. While we attempt to limit our exposure at any point in time, occasionally such cash and investments may temporarily exceed the Federal Deposit Insurance Corporation (“FDIC”) and the Securities Investor Protection Corporation (“SIPC”) insurance limits. We also maintain certain compensating balances in several financial institutions in support of borrowings from those institutions. Such compensating balances were not material to the accompanying consolidated balance sheets.
Comparison of the Three Months Ended March 31, 2024 to the Three Months Ended March 31, 2023
Our cash flow activities are summarized as follows (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Net cash provided by operating activities	$53,581	$63,603	$(10,022)
Net cash used in investing activities	(289,338)	(41,514)	(247,824)
Net cash provided by (used in) financing activities	283,291	(91,364)	374,655
Increase (decrease) in cash, cash equivalents and restricted cash	47,534	(69,275)	116,809
Cash, cash equivalents and restricted cash, at beginning of period	41,430	121,970
Cash, cash equivalents and restricted cash, at end of period	$88,964	$52,695
Cash provided by operating activities was $53.6 million for the three months ended March 31, 2024 and $63.6 million for the same period of 2023. The cash flows were negatively impacted due to the timing of annual insurance premium payments, partially offset by an increase in net operating income.
Cash used in investing activities was $289.3 million for the three months ended March 31, 2024 and $41.5 million for the same period of 2023. Highlights of significant cash sources and uses in investing activities are as follows:
•We invested $265.0 million of proceeds from the Notes Due 2034 in short-term certificates of deposit during the three months ended March 31, 2024;
•Capital expenditures decreased by $10.9 million primarily related to the timing of capital projects along with a change in construction payables of $0.5 million for the three months ended March 31, 2024;
•We received net proceeds of $1.8 million from the sale of land at Broadstone Station during the three months ended March 31, 2024. We did not sell any land during the three months ended March 31, 2023; and
•We received a $1.6 million distribution upon the joint venture’s disposition of Glendale Center Apartments, of which we own an 11.5% interest, to a third party during the three months ended March 31, 2024.
Cash provided by financing activities was $283.3 million for the three months ended March 31, 2024 compared to cash used in financing activities of $91.4 million for the same period of 2023. Highlights of significant cash sources and uses in financing activities are as follows:
•We received $345.3 million of proceeds from the Notes Due 2034 and borrowed $40.0 million on the Revolving Facility during the three months ended March 31, 2024 compared to borrowings of $162.0 million on the Revolving Facility during the three months ended March 31, 2023;
•We repaid $40.0 million of borrowings on the Revolving Facility and $1.3 million of mortgages payable during the three months ended March 31, 2024 compared to repayments of $37.0 million of borrowings on the Revolving Facility and $162.3 million of mortgages payable during the three months ended March 31, 2023; and
•We made distributions to common shareholders and holders of common partnership interests in the Operating Partnership of $55.7 million during the three months ended March 31, 2024 compared to distributions of $53.3 million during the three months ended March 31, 2023.

Critical Accounting Estimates
We based the discussion and analysis of our financial condition and results of operations upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There were no changes made by management to the critical accounting policies in the three months ended March 31, 2024. We discuss the most critical estimates in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 20, 2024.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk Related to Fixed and Variable Rate Debt
As of March 31, 2024, we had $3.2 billion of outstanding consolidated indebtedness (inclusive of net unamortized debt discounts, premiums and issuance costs of $15.8 million). In addition, we were party to various consolidated interest rate hedge agreements totaling $975.0 million with maturities over various terms through 2026. Reflecting the effects of these hedge agreements, our fixed and variable rate debt would have been $3.0 billion (95%) and $171.4 million (5%), respectively, of our total consolidated indebtedness as of March 31, 2024.
As of March 31, 2024, we had $619.6 million of fixed rate debt scheduled to mature within the next 12 months. A 100-basis point change in interest rates on this debt as of March 31, 2024 would change our annual cash flow by $6.2 million. A 100-basis point change in interest rates on our unhedged variable rate debt as of March 31, 2024 would change our annual cash flow by $1.7 million. Based upon the terms of our variable rate debt, we are most vulnerable to a change in short-term Secured Overnight Financing Rate (“SOFR”) interest rates.
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
Changes in Internal Control Over Financial Reporting
There has been no change in the Parent Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There has been no change in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b)

under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in response to Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 filed on February 20, 2024.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the three months ended March 31, 2024, certain of our employees surrendered shares owned by them to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under the Company’s 2013 Equity Incentive Plan, as amended and restated as of May 11, 2022. These shares were repurchased by the Company.
The following table summarizes all of these repurchases during the three months ended March 31, 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(1)
January 1, 2024 to January 31, 2024	—	$—	N/A	$300,000,000
February 1, 2024 to February 29, 2024	1,544	$21.28	N/A	$300,000,000
March 1, 2024 to March 31, 2024	41,301	$21.28	N/A	$300,000,000
Total	42,845	$21.28
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Trading Arrangements
During the three months ended March 31, 2024, none of our officers or trustees adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

4.1
Second Supplemental Indenture, dated January 17, 2024, among Kite Realty Group, L.P., as issuer, Kite Realty Group Trust, as possible future guarantor, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee
Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on January 17, 2024

4.2	Form of Global Note representing the 5.500% Senior Notes due 2034 (included in Exhibit 4.1)	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on January 17, 2024

31.1	Certification of principal executive officer of the Parent Company required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of principal financial officer of the Parent Company required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

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

KITE REALTY GROUP TRUST

Date:	May 7, 2024	By:	/s/ JOHN A. KITE

John A. Kite
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2024	By:	/s/ HEATH R. FEAR

Heath R. Fear
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

KITE REALTY GROUP, L.P.
By: Kite Realty Group Trust, its sole general partner

Date:	May 7, 2024	By:	/s/ JOHN A. KITE

John A. Kite
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2024	By:	/s/ HEATH R. FEAR

Heath R. Fear
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)