Form 10-Q
period 2024-06-30
KITE REALTY GROUP TRUST; Kite Realty Group, L.P.
filed 2024-07-31
CIK 1286043, 1636315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
The number of Common Shares outstanding as of July 26, 2024 was 219,665,639 ($0.01 par value).

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2024 of Kite Realty Group Trust, Kite Realty Group, L.P. and its subsidiaries. Unless stated otherwise or the context otherwise requires, references to “Kite Realty Group Trust” or the “Parent Company” mean Kite Realty Group Trust, and references to the “Operating Partnership” mean Kite Realty Group, L.P. and its consolidated subsidiaries. The terms “Company,” “we,” “us,” and “our” refer to the Parent Company and the Operating Partnership, collectively, and those entities owned or controlled by the Parent Company and/or the Operating Partnership.
The Operating Partnership is engaged in the ownership, operation, acquisition, development and redevelopment of high-quality, open-air shopping centers and mixed-use assets that are primarily grocery-anchored and located in high-growth Sun Belt markets and select strategic gateway markets in the United States, and the Parent Company conducts substantially all of its activities through the Operating Partnership and its wholly owned subsidiaries. The Parent Company is the sole general partner of the Operating Partnership and, as of June 30, 2024, owned approximately 98.3% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 1.7% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) are owned by the limited partners.
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

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
KITE REALTY GROUP TRUST
Consolidated Balance Sheets
(Unaudited)
($ in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
Assets:
Investment properties, at cost	$7,546,116	$7,740,061
Less: accumulated depreciation	(1,447,549)	(1,381,770)
Net investment properties	6,098,567	6,358,291

Cash and cash equivalents	153,835	36,413
Tenant and other receivables, including accrued straight-line rent of $62,035 and $55,482, respectively	120,012	113,290
Restricted cash and escrow deposits	4,935	5,017
Deferred costs, net	263,884	304,171
Short-term deposits	120,000	—
Prepaid and other assets	114,159	117,834
Investments in unconsolidated subsidiaries	9,970	9,062
Assets associated with investment property held for sale	73,558	—
Total assets	$6,958,920	$6,944,078

Liabilities and Equity:
Liabilities:
Mortgage and other indebtedness, net	$3,015,626	$2,829,202
Accounts payable and accrued expenses	189,688	198,079
Deferred revenue and other liabilities	250,103	272,942
Liabilities associated with investment property held for sale	3,930	—
Total liabilities	3,459,347	3,300,223

Commitments and contingencies
Limited Partners’ interests in the Operating Partnership	76,093	73,287

Equity:
Common shares, $0.01 par value, 490,000,000 shares authorized, 219,654,953 and 219,448,429 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	2,197	2,194
Additional paid-in capital	4,886,532	4,886,592
Accumulated other comprehensive income	50,255	52,435
Accumulated deficit	(1,517,383)	(1,373,083)
Total shareholders’ equity	3,421,601	3,568,138
Noncontrolling interests	1,879	2,430
Total equity	3,423,480	3,570,568
Total liabilities and equity	$6,958,920	$6,944,078
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
($ in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Rental income	$205,836	$205,836	$411,649	$408,899
Other property-related revenue	3,146	1,883	4,457	3,799
Fee income	3,452	1,040	3,767	2,811
Total revenue	212,434	208,759	419,873	415,509

Expenses:
Property operating	28,564	27,232	56,645	54,546
Real estate taxes	26,493	26,697	53,027	53,880
General, administrative and other	12,966	14,499	25,750	27,883
Depreciation and amortization	99,291	109,462	199,670	217,533
Impairment charges	66,201	—	66,201	—
Total expenses	233,515	177,890	401,293	353,842

(Loss) gain on sales of operating properties, net	(1,230)	28,440	(1,466)	28,440

Operating (loss) income	(22,311)	59,309	17,114	90,107
Other (expense) income:
Interest expense	(30,981)	(27,205)	(61,345)	(52,630)
Income tax expense of taxable REIT subsidiaries	(132)	(45)	(290)	(16)
Equity in (loss) earnings of unconsolidated subsidiaries	(174)	118	(594)	(126)
Gain on sale of unconsolidated property, net	—	—	2,325	—
Other income, net	4,295	304	7,923	707
Net (loss) income	(49,303)	32,481	(34,867)	38,042
Net loss (income) attributable to noncontrolling interests	665	(423)	385	(593)
Net (loss) income attributable to common shareholders	$(48,638)	$32,058	$(34,482)	$37,449

Net (loss) income per common share – basic and diluted	$(0.22)	$0.15	$(0.16)	$0.17

Weighted average common shares outstanding – basic	219,622,059	219,354,275	219,561,586	219,294,255
Weighted average common shares outstanding – diluted	219,622,059	220,032,366	219,561,586	219,999,440

Net (loss) income	$(49,303)	$32,481	$(34,867)	$38,042
Change in fair value of derivatives	(4,708)	8,642	(2,166)	(3,003)
Total comprehensive (loss) income	(54,011)	41,123	(37,033)	35,039
Comprehensive loss (income) attributable to noncontrolling interests	737	(529)	372	(611)
Comprehensive (loss) income attributable to the Company	$(53,274)	$40,594	$(36,661)	$34,428
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2023	219,448,429	$2,194	$4,886,592	$52,435	$(1,373,083)	$3,568,138
Stock compensation activity	155,433	2	1,991	—	—	1,993
Other comprehensive income	—	—	—	2,456	—	2,456
Distributions to common shareholders	—	—	—	—	(54,901)	(54,901)
Net income attributable to common shareholders	—	—	—	—	14,156	14,156
Adjustment to redeemable noncontrolling interests	—	—	(1,010)	—	—	(1,010)
Balance at March 31, 2024	219,603,862	$2,196	$4,887,573	$54,891	$(1,413,828)	$3,530,832
Stock compensation activity	51,091	1	3,077	—	—	3,078
Other comprehensive loss	—	—	—	(4,636)	—	(4,636)
Distributions to common shareholders	—	—	—	—	(54,917)	(54,917)
Net loss attributable to common shareholders	—	—	—	—	(48,638)	(48,638)
Adjustment to redeemable noncontrolling interests	—	—	(4,118)	—	—	(4,118)
Balance at June 30, 2024	219,654,953	$2,197	$4,886,532	$50,255	$(1,517,383)	$3,421,601

Balance at December 31, 2022	219,185,658	$2,192	$4,897,736	$74,344	$(1,207,757)	$3,766,515
Stock compensation activity	140,240	1	2,134	—	—	2,135
Other comprehensive loss	—	—	—	(11,557)	—	(11,557)
Distributions to common shareholders	—	—	—	—	(52,659)	(52,659)
Net income attributable to common shareholders	—	—	—	—	5,391	5,391
Adjustment to redeemable noncontrolling interests	—	—	(3,821)	—	—	(3,821)
Balance at March 31, 2023	219,325,898	$2,193	$4,896,049	$62,787	$(1,255,025)	$3,706,004
Stock compensation activity	48,377	1	2,959	—	—	2,960
Other comprehensive income	—	—	—	8,536	—	8,536
Distributions to common shareholders	—	—	—	—	(52,650)	(52,650)
Net income attributable to common shareholders	—	—	—	—	32,058	32,058
Adjustment to redeemable noncontrolling interests	—	—	(4,101)	—	—	(4,101)
Balance at June 30, 2023	219,374,275	$2,194	$4,894,907	$71,323	$(1,275,617)	$3,692,807
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(34,867)	$38,042
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	201,586	219,315
Loss (gain) on sales of operating properties, net	1,466	(28,440)
Gain on sale of unconsolidated property, net	(2,325)	—
Impairment charges	66,201	—
Straight-line rent	(6,780)	(6,958)
Compensation expense for equity awards	5,386	5,133
Amortization of debt fair value adjustments	(6,463)	(6,688)
Amortization of in-place lease liabilities	(4,656)	(5,375)
Changes in assets and liabilities:
Tenant receivables	(3,157)	268
Deferred costs and other assets	(9,237)	(14,074)
Accounts payable, accrued expenses, deferred revenue and other liabilities	(11,468)	(20,798)
Net cash provided by operating activities	195,686	180,425

Cash flows from investing activities:
Capital expenditures	(67,131)	(67,767)
Net proceeds from sales of land	4,855	917
Net proceeds from sales of operating properties	29,809	78,556
Investment in short-term deposits	(265,000)	—
Proceeds from short-term deposits	145,000	—
Small business loan repayments	—	287
Change in construction payables	(2,806)	(3,980)
Distribution from unconsolidated joint venture	1,618	—
Capital contribution to unconsolidated joint venture	(946)	—
Net cash (used in) provided by investing activities	(154,601)	8,013

Cash flows from financing activities:
Proceeds from issuance of common shares, net	37	40
Repurchases of common shares upon the vesting of restricted shares	(867)	(731)
Debt and equity issuance costs	(3,640)	(54)
Loan proceeds	385,345	293,095
Loan payments	(192,180)	(361,162)
Distributions paid – common shareholders	(109,763)	(105,243)
Distributions paid – redeemable noncontrolling interests	(1,760)	(1,399)
Distributions to noncontrolling interests	(692)	—
Net cash provided by (used in) financing activities	76,480	(175,454)

Net change in cash, cash equivalents and restricted cash	117,565	12,984
Cash, cash equivalents and restricted cash, beginning of period	41,430	121,970
Cash, cash equivalents and restricted cash, end of period	$158,995	$134,954
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(in thousands, except unit data)

	June 30, 2024	December 31, 2023
Assets:
Investment properties, at cost	$7,546,116	$7,740,061
Less: accumulated depreciation	(1,447,549)	(1,381,770)
Net investment properties	6,098,567	6,358,291

Cash and cash equivalents	153,835	36,413
Tenant and other receivables, including accrued straight-line rent of $62,035 and $55,482, respectively	120,012	113,290
Restricted cash and escrow deposits	4,935	5,017
Deferred costs, net	263,884	304,171
Short-term deposits	120,000	—
Prepaid and other assets	114,159	117,834
Investments in unconsolidated subsidiaries	9,970	9,062
Assets associated with investment property held for sale	73,558	—
Total assets	$6,958,920	$6,944,078

Liabilities and Equity:
Liabilities:
Mortgage and other indebtedness, net	$3,015,626	$2,829,202
Accounts payable and accrued expenses	189,688	198,079
Deferred revenue and other liabilities	250,103	272,942
Liabilities associated with investment property held for sale	3,930	—
Total liabilities	3,459,347	3,300,223

Commitments and contingencies
Limited Partners’ interests in the Operating Partnership	76,093	73,287

Partners’ Equity:
Common equity, 219,654,953 and 219,448,429 units issued and outstanding at June 30, 2024 and December 31, 2023, respectively	3,371,346	3,515,703
Accumulated other comprehensive income	50,255	52,435
Total Partners’ equity	3,421,601	3,568,138
Noncontrolling interests	1,879	2,430
Total equity	3,423,480	3,570,568
Total liabilities and equity	$6,958,920	$6,944,078
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Rental income	$205,836	$205,836	$411,649	$408,899
Other property-related revenue	3,146	1,883	4,457	3,799
Fee income	3,452	1,040	3,767	2,811
Total revenue	212,434	208,759	419,873	415,509

Expenses:
Property operating	28,564	27,232	56,645	54,546
Real estate taxes	26,493	26,697	53,027	53,880
General, administrative and other	12,966	14,499	25,750	27,883
Depreciation and amortization	99,291	109,462	199,670	217,533
Impairment charges	66,201	—	66,201	—
Total expenses	233,515	177,890	401,293	353,842

(Loss) gain on sales of operating properties, net	(1,230)	28,440	(1,466)	28,440

Operating (loss) income	(22,311)	59,309	17,114	90,107
Other (expense) income:
Interest expense	(30,981)	(27,205)	(61,345)	(52,630)
Income tax expense of taxable REIT subsidiaries	(132)	(45)	(290)	(16)
Equity in (loss) earnings of unconsolidated subsidiaries	(174)	118	(594)	(126)
Gain on sale of unconsolidated property, net	—	—	2,325	—
Other income, net	4,295	304	7,923	707
Net (loss) income	(49,303)	32,481	(34,867)	38,042
Net income attributable to noncontrolling interests	(74)	(30)	(141)	(134)
Net (loss) income attributable to common unitholders	$(49,377)	$32,451	$(35,008)	$37,908

Allocation of net (loss) income:
Limited Partners	$(739)	$393	$(526)	$459
Parent Company	(48,638)	32,058	(34,482)	37,449
	$(49,377)	$32,451	$(35,008)	$37,908

Net (loss) income per common unit – basic and diluted	$(0.22)	$0.15	$(0.16)	$0.17

Weighted average common units outstanding – basic	223,329,063	222,388,487	223,219,523	222,287,815
Weighted average common units outstanding – diluted	223,329,063	223,066,578	223,219,523	222,993,000

Net (loss) income	$(49,303)	$32,481	$(34,867)	$38,042
Change in fair value of derivatives	(4,708)	8,642	(2,166)	(3,003)
Total comprehensive (loss) income	(54,011)	41,123	(37,033)	35,039
Comprehensive income attributable to noncontrolling interests	(74)	(30)	(141)	(134)
Comprehensive (loss) income attributable to common unitholders	$(54,085)	$41,093	$(37,174)	$34,905
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Statements of Partners’ Equity
(Unaudited)
(in thousands)

	General Partner		Total
	Common Equity	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2023	$3,515,703	$52,435	$3,568,138
Stock compensation activity	1,993	—	1,993
Other comprehensive income attributable to Parent Company	—	2,456	2,456
Distributions to Parent Company	(54,901)	—	(54,901)
Net income attributable to Parent Company	14,156	—	14,156
Adjustment to redeemable noncontrolling interests	(1,010)	—	(1,010)
Balance at March 31, 2024	$3,475,941	$54,891	$3,530,832
Stock compensation activity	3,078	—	3,078
Other comprehensive loss attributable to Parent Company	—	(4,636)	(4,636)
Distributions to Parent Company	(54,917)	—	(54,917)
Net loss attributable to Parent Company	(48,638)	—	(48,638)
Adjustment to redeemable noncontrolling interests	(4,118)	—	(4,118)
Balance at June 30, 2024	$3,371,346	$50,255	$3,421,601

Balance at December 31, 2022	$3,692,171	$74,344	$3,766,515
Stock compensation activity	2,135	—	2,135
Other comprehensive loss attributable to Parent Company	—	(11,557)	(11,557)
Distributions to Parent Company	(52,659)	—	(52,659)
Net income attributable to Parent Company	5,391	—	5,391
Adjustment to redeemable noncontrolling interests	(3,821)	—	(3,821)
Balance at March 31, 2023	$3,643,217	$62,787	$3,706,004
Stock compensation activity	2,960	—	2,960
Other comprehensive income attributable to Parent Company	—	8,536	8,536
Distributions to Parent Company	(52,650)	—	(52,650)
Net income attributable to Parent Company	32,058	—	32,058
Adjustment to redeemable noncontrolling interests	(4,101)	—	(4,101)
Balance at June 30, 2023	$3,621,484	$71,323	$3,692,807
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(34,867)	$38,042
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	201,586	219,315
Loss (gain) on sales of operating properties, net	1,466	(28,440)
Gain on sale of unconsolidated property, net	(2,325)	—
Impairment charges	66,201	—
Straight-line rent	(6,780)	(6,958)
Compensation expense for equity awards	5,386	5,133
Amortization of debt fair value adjustments	(6,463)	(6,688)
Amortization of in-place lease liabilities	(4,656)	(5,375)
Changes in assets and liabilities:
Tenant receivables	(3,157)	268
Deferred costs and other assets	(9,237)	(14,074)
Accounts payable, accrued expenses, deferred revenue and other liabilities	(11,468)	(20,798)
Net cash provided by operating activities	195,686	180,425

Cash flows from investing activities:
Capital expenditures	(67,131)	(67,767)
Net proceeds from sales of land	4,855	917
Net proceeds from sales of operating properties	29,809	78,556
Investment in short-term deposits	(265,000)	—
Proceeds from short-term deposits	145,000	—
Small business loan repayments	—	287
Change in construction payables	(2,806)	(3,980)
Distribution from unconsolidated joint venture	1,618	—
Capital contribution to unconsolidated joint venture	(946)	—
Net cash (used in) provided by investing activities	(154,601)	8,013

Cash flows from financing activities:
Contributions from the General Partner	37	40
Repurchases of common shares upon the vesting of restricted shares	(867)	(731)
Debt and equity issuance costs	(3,640)	(54)
Loan proceeds	385,345	293,095
Loan payments	(192,180)	(361,162)
Distributions paid – common unitholders	(109,763)	(105,243)
Distributions paid – redeemable noncontrolling interests	(1,760)	(1,399)
Distributions to noncontrolling interests	(692)	—
Net cash provided by (used in) financing activities	76,480	(175,454)

Net change in cash, cash equivalents and restricted cash	117,565	12,984
Cash, cash equivalents and restricted cash, beginning of period	41,430	121,970
Cash, cash equivalents and restricted cash, end of period	$158,995	$134,954
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2024
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
The Parent Company is the sole general partner of the Operating Partnership and, as of June 30, 2024, owned approximately 98.3% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 1.7% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) were owned by the limited partners. As the sole general partner of the Operating Partnership, the Parent Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. The Parent Company and the Operating Partnership are operated as one enterprise. The management of the Parent Company consists of the same members as the management of the Operating Partnership. As the sole general partner with control of the Operating Partnership, the Parent Company consolidates the Operating Partnership for financial reporting purposes, and the Parent Company does not have any significant assets other than its investment in the Operating Partnership.
The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the presentation not misleading. The unaudited consolidated financial statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 include all adjustments, consisting of normal recurring adjustments, necessary in the opinion of management to present fairly the financial information set forth therein. The unaudited consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the combined Annual Report on Form 10-K of the Parent Company and the Operating Partnership for the year ended December 31, 2023.
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

As of June 30, 2024, the Company’s portfolio consisted of the following:

	Properties	Square Footage
Operating retail properties(1)	178	27,607,987
Office properties	1	287,291
Development and redevelopment projects:
Carillon medical office building	1	126,000
The Corner – IN(2)	1	24,000
Hamilton Crossing Centre	1	92,283
Edwards Multiplex – Ontario	1	124,614
(1)Included within operating retail properties are 10 properties that contain an office component. Excludes one operating retail property classified as held for sale as of June 30, 2024. Of the 178 operating retail properties, 175 are consolidated within these financial statements and the remaining three are accounted for under the equity method.
(2)This property is held in an unconsolidated joint venture in which the Company has a 50% ownership interest.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Components of Investment Properties
The following table summarizes the composition of the Company’s investment properties as of June 30, 2024 and December 31, 2023 (in thousands):

	Balance as of
	June 30, 2024	December 31, 2023
Land, buildings and improvements	$7,475,763	$7,684,066
Construction in progress	70,353	55,995
Investment properties, at cost	$7,546,116	$7,740,061
Components of Rental Income including Allowance for Uncollectible Accounts
Rental income related to the Company’s operating leases is comprised of the following for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fixed contractual lease payments – operating leases	$161,673	$160,134	$322,213	$318,724
Variable lease payments – operating leases	39,663	39,876	80,133	79,630
Bad debt reserve	(1,544)	(233)	(2,133)	(1,788)
Straight-line rent adjustments	2,829	2,910	6,192	6,768
Straight-line rent reserve for uncollectibility	825	504	588	190
Amortization of in-place lease liabilities, net	2,390	2,645	4,656	5,375
Rental income	$205,836	$205,836	$411,649	$408,899
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
Short-Term Deposits
In January 2024, the Company invested $265.0 million in short-term deposits at Goldman Sachs Bank USA and KeyBank National Association. As of June 30, 2024, the Company had $120.0 million remaining in short-term deposits. The short-term deposits earned interest at a weighted average interest rate of 5.34% with a final maturity date of July 22, 2024. During the six months ended June 30, 2024, the Company earned $6.2 million of interest income on the deposits, which is recorded within “Other income, net” in the accompanying consolidated statements of operations and comprehensive income.

Consolidation and Investments in Joint Ventures
The accompanying financial statements are presented on a consolidated basis and include all accounts of the Parent Company, the Operating Partnership, the taxable REIT subsidiaries (“TRSs”) of the Operating Partnership, subsidiaries of the Operating Partnership that are controlled and any variable interest entities (“VIEs”) in which the Operating Partnership is the primary beneficiary. As of June 30, 2024, we owned investments in two consolidated joint ventures that were VIEs in which the partners did not have substantive participating rights and we were the primary beneficiary. As of June 30, 2024, these consolidated VIEs had mortgage debt totaling $110.9 million, which was secured by assets of the VIEs totaling $217.3 million. The Operating Partnership guarantees the mortgage debt of these VIEs.
The Operating Partnership is considered a VIE as the limited partners do not hold kick-out rights or substantive participating rights. The Parent Company consolidates the Operating Partnership as it is the primary beneficiary.
As of June 30, 2024, the Company also owned investments in four unconsolidated joint ventures accounted for under the equity method, which are not considered VIEs. On January 31, 2024, the joint venture that owned Glendale Center Apartments, of which we have an 11.5% ownership interest, sold the 267-unit property to a third party, resulting in a gain on sale of $20.2 million. The Company recognized its share of the gain on sale of unconsolidated property of $2.3 million during the six months ended June 30, 2024. In addition, the Company received a $1.6 million distribution upon the disposition of the property. The Company maintains an investment in the joint venture, which is in the process of winding up its activities and distributing remaining net assets. Glendale Center Apartments is adjacent to our Glendale Town Center operating retail property in the Indianapolis MSA.
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

Noncontrolling Interests
We report the non-redeemable noncontrolling interests in subsidiaries as equity, and the amount of consolidated net income attributable to these noncontrolling interests is set forth separately in the accompanying consolidated financial statements. The following table summarizes the non-redeemable noncontrolling interests in consolidated properties for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Noncontrolling interests balance as of January 1,	$2,430	$5,370
Net income allocable to noncontrolling interests, excluding redeemable noncontrolling interests	141	134
Distributions to noncontrolling interests	(692)	—
Noncontrolling interests balance as of June 30,	$1,879	$5,504
Noncontrolling Interests – Joint Venture
Prior to the October 2021 merger with Retail Properties of America, Inc. (“RPAI”), RPAI entered into a joint venture related to the development, ownership and operation of the multifamily rental portion of the expansion project at One Loudoun Downtown – Pads G & H. The Company owns 90% of the joint venture.
Under terms defined in the joint venture agreement, after construction completion and stabilization of the development project (as defined in the joint venture agreement), the Company has the ability to call, and the joint venture partner has the ability to put to the Company, subject to certain conditions, the joint venture partner’s interest in the joint venture at fair value. As of June 30, 2024, these conditions for exercising the put and call options have been met but neither the Company nor the joint venture partner has exercised their respective options.
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
Redeemable Noncontrolling Interests – Limited Partners
Limited Partner Units are redeemable noncontrolling interests in the Operating Partnership. We classify redeemable noncontrolling interests in the Operating Partnership in the accompanying consolidated balance sheets outside of permanent equity because we may be required to pay cash to holders of Limited Partner Units upon redemption of their interests in the Operating Partnership or deliver registered shares upon their conversion. The carrying amount of the redeemable noncontrolling interests in the Operating Partnership is reflected at the greater of historical book value or redemption value with a corresponding adjustment to additional paid-in capital. As of June 30, 2024 and December 31, 2023, the redemption value of the redeemable noncontrolling interests in the Operating Partnership exceeded the historical book value, and the balances were accordingly adjusted to redemption value.
We allocate net operating results of the Operating Partnership after noncontrolling interests in the consolidated properties based on the partners’ respective weighted average ownership interest. We adjust the redeemable noncontrolling interests in the Operating Partnership at the end of each reporting period to reflect their interests in the Operating Partnership or redemption value. This adjustment is reflected in our shareholders’ and Parent Company’s equity. For the three and six months ended June 30, 2024 and 2023, the weighted average interests of the Parent Company and the limited partners in the Operating Partnership were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Parent Company’s weighted average interest in the Operating Partnership	98.3%	98.6%	98.4%	98.7%
Limited partners’ weighted average interests in the Operating Partnership	1.7%	1.4%	1.6%	1.3%
As of June 30, 2024, the Parent Company’s interest and the limited partners’ redeemable noncontrolling ownership interests in the Operating Partnership were 98.3% and 1.7%. As of December 31, 2023, the Parent Company’s interest and the limited partners’ redeemable noncontrolling ownership interests in the Operating Partnership were 98.4% and 1.6%.

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
There were 3,707,004 and 3,512,868 Limited Partner Units outstanding as of June 30, 2024 and December 31, 2023, respectively. The increase in Limited Partner Units outstanding from December 31, 2023 is due to non-cash compensation awards granted to our executive officers in the form of Limited Partner Units.
The redeemable noncontrolling interests in the Operating Partnership for the six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Redeemable noncontrolling interests balance as of January 1,	$73,287	$53,967
Net (loss) income allocable to redeemable noncontrolling interests	(526)	459
Distributions declared to redeemable noncontrolling interests	(1,809)	(1,456)
Other, net including adjustments to redemption value	5,141	7,957
Total limited partners’ interests in the Operating Partnership balance as of June 30,	$76,093	$60,927
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
NOTE 3. DISPOSITIONS AND IMPAIRMENT CHARGES
The Company closed on the following disposition during the six months ended June 30, 2024 (dollars in thousands):

Date	Property Name	MSA	Property Type	Square Footage	Sales Price	Gain (Loss)
May 31, 2024	Ashland & Roosevelt	Chicago	Multi-tenant retail	104,176	$30,600	$(1,230)
The Company closed on the following dispositions during the six months ended June 30, 2023 (dollars in thousands):

Date	Property Name	MSA	Property Type	Square Footage	Sales Price	Gain (Loss)
May 8, 2023	Kingwood Commons	Houston	Multi-tenant retail	158,172	$27,350	$4,740
June 8, 2023	Pan Am Plaza & Garage	Indianapolis	Land & garage	—	52,025	23,700
				158,172	$79,375	$28,440
As of June 30, 2024, we have classified City Center, a 362,278 square foot multi-tenant retail property in the New York MSA, as held for sale as the Company has committed to a plan to sell this asset and expects that the sale will be completed within one year. This property qualified for held-for-sale accounting treatment upon meeting all applicable GAAP criteria as of June 30, 2024, at which time depreciation and amortization were ceased. In addition, the assets and liabilities associated with this property are separately classified as held for sale in the accompanying consolidated balance sheet as of June 30, 2024. No properties qualified for held-for-sale accounting treatment as of December 31, 2023.
As of June 30, 2024, in connection with the preparation and review of the second quarter 2024 financial statements and in conjunction with classifying City Center as held for sale, we evaluated City Center for impairment and recorded a $66.2 million impairment charge due to changes in the facts and circumstances underlying the Company’s expected future hold period of the property. A shortening of the expected future hold period is considered an impairment indicator; therefore, we assessed the recoverability of City Center by comparing the carrying value of long-lived assets of $135.1 million as of June 30, 2024 to its estimated fair value of $69.6 million, which was determined using the income approach, less estimated selling costs of $0.7 million. The income approach involves discounting the estimated income stream and reversion (presumed sale) value of a property over an estimated hold period to a present value at a risk-adjusted rate. We used capitalization rates as a significant assumption in the valuation model, which are considered to be Level 3 inputs within the fair value hierarchy. We applied capitalization rates ranging from 6.0% to 15.0% to property income streams based upon the risk profile of the respective tenants and market rent of the leasable space. Based on this analysis, we recorded a $66.2 million non-cash impairment charge on City Center during the three months ended June 30, 2024.

The following table presents the assets and liabilities associated with City Center, the investment property classified as held for sale as of June 30, 2024 (in thousands):

June 30, 2024
Assets
Net investment properties	$67,984

Tenant and other receivables	2,522
Restricted cash and escrow deposits	225
Deferred costs, net	2,577
Prepaid and other assets	250
Assets associated with investment property held for sale	$73,558

Liabilities
Accounts payable and accrued expenses	$637
Deferred revenue and other liabilities	3,293
Liabilities associated with investment property held for sale	$3,930
There were no discontinued operations for the six months ended June 30, 2024 and 2023 as none of the dispositions or planned dispositions represented a strategic shift that has had, or will have, a material effect on our operations or financial results.
NOTE 4. DEFERRED COSTS AND INTANGIBLES, NET
Deferred costs consist primarily of acquired lease intangible assets, broker fees and capitalized internal commissions incurred in connection with lease originations. Deferred leasing costs, lease intangibles and similar costs are amortized on a straight-line basis over the terms of the related leases. As of June 30, 2024 and December 31, 2023, deferred costs consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Acquired lease intangible assets	$389,158	$433,771
Deferred leasing costs and other	81,943	74,662
	471,101	508,433
Less: accumulated amortization	(204,640)	(204,262)
	$266,461	$304,171
Less: deferred costs associated with investment property held for sale	(2,577)	—
Deferred costs, net	$263,884	$304,171
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

	Six Months Ended June 30,
	2024	2023
Amortization of deferred leasing costs, lease intangibles and other	$40,850	$57,610
Amortization of above-market lease intangibles	$5,177	$6,274
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
As of June 30, 2024 and December 31, 2023, deferred revenue, intangibles, net and other liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Unamortized in-place lease liabilities	$149,279	$159,449
Retainages payable and other	8,378	9,229
Tenant rents received in advance	27,702	35,339
Lease liabilities	68,037	68,925
	$253,396	$272,942
Less: deferred revenue associated with investment property held for sale	(3,293)	—
Deferred revenue and other liabilities	$250,103	$272,942
The amortization of below-market lease intangibles is included as a component of “Rental income” in the accompanying consolidated statements of operations and comprehensive income and totaled $9.8 million and $11.6 million for the six months ended June 30, 2024 and 2023, respectively.
NOTE 6. MORTGAGE AND OTHER INDEBTEDNESS
The following table summarizes the Company’s indebtedness as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Mortgages payable	$150,761	$153,306
Senior unsecured notes	2,030,000	1,829,635
Unsecured term loans	820,000	820,000
Unsecured revolving line of credit	—	—
	3,000,761	2,802,941
Unamortized discounts and premiums, net	26,147	35,765
Unamortized debt issuance costs, net	(11,282)	(9,504)
Total mortgage and other indebtedness, net	$3,015,626	$2,829,202
Consolidated indebtedness, including weighted average interest rates and weighted average maturities as of June 30, 2024, considering the impact of interest rate swaps, is summarized below (dollars in thousands):

	Amount Outstanding	Ratio	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate debt(1)	$2,829,961	94%	4.03%	4.1
Variable rate debt(2)	170,800	6%	8.65%	2.2
Debt discounts, premiums and issuance costs, net	14,865	N/A	N/A	N/A
Mortgage and other indebtedness, net	$3,015,626	100%	4.29%	4.0
(1)Fixed rate debt includes the portion of variable rate debt that has been hedged by interest rate swaps. As of June 30, 2024, $820.0 million in variable rate debt is hedged to a fixed rate for a weighted average of 1.2 years.
(2)Variable rate debt includes the portion of fixed rate debt that has been hedged by interest rate swaps. As of June 30, 2024, $155.0 million in fixed rate debt is hedged to a floating rate for a weighted average of 1.2 years.

Mortgages Payable
The following table summarizes the Company’s mortgages payable (dollars in thousands):

	June 30, 2024			December 31, 2023
	Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity	Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate mortgages payable(1)	$134,961	5.09%	7.6	$136,306	5.09%	8.1
Variable rate mortgage payable(2)	15,800	7.54%	2.1	17,000	7.59%	2.6
Total mortgages payable	$150,761			$153,306
(1)The fixed rate mortgages had interest rates ranging from 3.75% to 5.73% as of June 30, 2024 and December 31, 2023.
(2)The interest rate on the variable rate mortgage is based on Bloomberg Short Term Bank Yield Index (“BSBY”) plus 215 basis points. The one-month BSBY rate was 5.39% and 5.44% as of June 30, 2024 and December 31, 2023, respectively.
Mortgages payable, which are secured by certain real estate and, in some cases, by guarantees from the Operating Partnership, are generally due in monthly installments of principal and interest and mature over various terms through 2033. During the six months ended June 30, 2024, we made scheduled principal payments of $2.6 million related to amortizing loans.
Unsecured Notes
The following table summarizes the Company’s senior unsecured notes and exchangeable senior notes (dollars in thousands):

		June 30, 2024		December 31, 2023
	Maturity Date	Balance	Interest Rate	Balance	Interest Rate
Senior notes – 4.58% due 2024	June 30, 2024	$—	—%	$149,635	4.58%
Senior notes – 4.00% due 2025	March 15, 2025	350,000	4.00%	350,000	4.00%
Senior notes – SOFR + 3.65% due 2025(1)	September 10, 2025	80,000	8.71%	80,000	9.27%
Senior notes – 4.08% due 2026	September 30, 2026	100,000	4.08%	100,000	4.08%
Senior notes – 4.00% due 2026	October 1, 2026	300,000	4.00%	300,000	4.00%
Senior exchangeable notes – 0.75% due 2027	April 1, 2027	175,000	0.75%	175,000	0.75%
Senior notes – SOFR + 3.75% due 2027(2)	September 10, 2027	75,000	8.81%	75,000	9.37%
Senior notes – 4.24% due 2028	December 28, 2028	100,000	4.24%	100,000	4.24%
Senior notes – 4.82% due 2029	June 28, 2029	100,000	4.82%	100,000	4.82%
Senior notes – 4.75% due 2030	September 15, 2030	400,000	4.75%	400,000	4.75%
Senior notes – 5.50% due 2034(3)	March 1, 2034	350,000	4.60%	—	—%
Total senior unsecured notes		$2,030,000		$1,829,635
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
During the six months ended June 30, 2024, the Company completed a public offering of $350.0 million in aggregate principal amount of 5.50% senior unsecured notes due 2034 (the “Notes Due 2034”). The Notes Due 2034 were priced at 98.670% of the principal amount to yield 5.673% to maturity and will mature on March 1, 2034, unless earlier redeemed. A portion of the proceeds were used to repay the $149.6 million principal balance of the 4.58% senior unsecured notes that matured on June 30, 2024. Subsequent to June 30, 2024, the remaining proceeds were used to repay the $120.0 million unsecured term loan due July 2024 (the “$120M Term Loan”) and for general corporate purposes.

Unsecured Term Loans and Revolving Line of Credit
The following table summarizes the Company’s term loans and revolving line of credit (dollars in thousands):

		June 30, 2024		December 31, 2023
	Maturity Date	Balance	Interest Rate	Balance	Interest Rate
Unsecured term loan due 2024 – fixed rate(1)	July 17, 2024	$120,000	2.68%	$120,000	2.68%
Unsecured term loan due 2025 – fixed rate(2)	October 24, 2025	250,000	5.09%	250,000	5.09%
Unsecured term loan due 2026 – fixed rate(3)	July 17, 2026	150,000	2.73%	150,000	2.73%
Unsecured term loan due 2029 – fixed rate(4)	July 29, 2029	300,000	3.82%	300,000	3.82%
Total unsecured term loans		$820,000		$820,000

Unsecured credit facility revolving line of credit – variable rate(5)	January 8, 2026	$—	6.48%	$—	6.58%
(1)$120,000 of SOFR-based variable rate debt has been swapped to a fixed rate of 1.58% plus a credit spread based on a ratings grid ranging from 0.80% to 1.65% through July 17, 2024. The applicable credit spread was 1.10% as of June 30, 2024 and December 31, 2023. Subsequent to June 30, 2024, the $120M Term Loan was repaid with a portion of the proceeds from the Notes Due 2034.
(2)$250,000 of SOFR-based variable rate debt has been swapped to a fixed rate of 5.09% through October 24, 2025. The maturity date of the term loan may be extended for up to three additional periods of one year each at the Operating Partnership’s option, subject to certain conditions.
(3)$150,000 of SOFR-based variable rate debt has been swapped to a fixed rate of 1.68% plus a credit spread based on a ratings grid ranging from 0.75% to 1.60% through July 17, 2026. The applicable credit spread was 1.05% as of June 30, 2024 and December 31, 2023.
(4)$300,000 of SOFR-based variable rate debt has been swapped to a fixed rate of 2.47% plus a credit spread based on a ratings grid ranging from 1.15% to 2.20% through August 1, 2025. The applicable credit spread was 1.35% as of June 30, 2024 and December 31, 2023.
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
Borrowings under the Revolving Facility bear interest at a rate per annum equal to SOFR plus a margin based on the Operating Partnership’s leverage ratio or credit rating, respectively, plus a facility fee based on the Operating Partnership’s leverage ratio or credit rating, respectively. The SOFR rate is also subject to an additional 0.10% spread adjustment as specified in the Second Amendment. The Revolving Facility is currently priced on the leverage-based pricing grid. In accordance with the Credit Agreement, the credit spread set forth in the leverage grid resets quarterly based on the Company’s leverage, as calculated at the previous quarter end. The Company may irrevocably elect to convert to the ratings-based pricing grid at any time. As of June 30, 2024, making such an election would have resulted in a lower interest rate; however, the Company had not made the election to convert to the ratings-based pricing grid. The Credit Agreement includes a sustainability metric based on targeted greenhouse gas emission reductions, which results in a reduction of the otherwise applicable interest rate margin by one basis point upon achievement of targets set forth therein. The greenhouse gas emission reduction targets have not been achieved as of June 30, 2024.

The following table summarizes the key terms of the Revolving Facility as of June 30, 2024 (dollars in thousands):

				Leverage-Based Pricing		Investment Grade Pricing
Credit Agreement	Maturity Date	Extension Option	Extension Fee	Credit Spread	Facility Fee	Credit Spread	Facility Fee	SOFR Adjustment
$1,100,000 unsecured revolving line of credit	1/8/2026	2 six-month	0.075%	1.05%–1.50%	0.15%–0.30%	0.725%–1.40%	0.125%–0.30%	0.10%
The Operating Partnership’s ability to borrow under the Credit Agreement is subject to ongoing compliance by the Operating Partnership and its subsidiaries with various restrictive covenants, including with respect to liens, transactions with affiliates, dividends, mergers and asset sales. In addition, the Credit Agreement requires that the Operating Partnership satisfy certain financial covenants, including (i) a maximum leverage ratio; (ii) a minimum fixed charge coverage ratio; (iii) a maximum secured indebtedness ratio; (iv) a maximum unsecured leverage ratio; and (v) a minimum unencumbered interest coverage ratio. As of June 30, 2024, we were in compliance with all such covenants.
Unsecured Term Loans
As of June 30, 2024, the Operating Partnership has the following unsecured term loans: (i) the $120M Term Loan, (ii) a $250.0 million unsecured term loan due October 2025 (the “$250M Term Loan”), (iii) a $150.0 million unsecured term loan due July 2026 (the “$150M Term Loan”), and (iv) the $300M Term Loan that matures in July 2029, each of which bears interest at a rate of SOFR plus a credit spread. The $120M Term Loan, $150M Term Loan and $300M Term Loan are each priced on a ratings-based pricing grid while the $250M Term Loan is priced on a leverage-based pricing grid. The agreements related to the $150M Term Loan and $300M Term Loan include a sustainability metric based on targeted greenhouse gas emission reductions, which results in a reduction of the otherwise applicable interest rate margin by one basis point upon achievement of targets set forth in each agreement. Subsequent to June 30, 2024, the $120M Term Loan was repaid with a portion of the proceeds from the Notes Due 2034.
The following table summarizes the key terms of the unsecured term loans as of June 30, 2024 (dollars in thousands):

Unsecured Term Loans	Maturity Date	Leverage-Based Pricing Credit Spread	Investment Grade Pricing Credit Spread	SOFR Adjustment
$120,000 unsecured term loan due 2024(1)	7/17/2024	1.20% – 1.70%	0.80% – 1.65%	0.10%
$250,000 unsecured term loan due 2025	10/24/2025(2)	2.00% – 2.55%	2.00% – 2.50%	0.10%
$150,000 unsecured term loan due 2026	7/17/2026	1.20% – 1.70%	0.75% – 1.60%	0.10%
$300,000 unsecured term loan due 2029	7/29/2029	N/A	1.15% – 2.20%	0.10%
(1)Subsequent to June 30, 2024, the $120M Term Loan was repaid with a portion of the proceeds from the Notes Due 2034.
(2)The maturity date may be extended for up to three additional periods of one year each at the Operating Partnership’s option, subject to certain conditions.
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

	Six Months Ended June 30,
	2024	2023
Amortization of debt issuance costs	$1,916	$1,782
Debt Discounts and Premiums
Debt discounts and premiums, including the related value of interest rate swaps that were assumed in the October 2021 merger with RPAI, are amortized over the terms of the respective loan agreements. The following amounts of amortization are included as a component of “Interest expense” in the accompanying consolidated statements of operations and comprehensive income (in thousands):

	Six Months Ended June 30,
	2024	2023
Amortization of debt discounts, premiums and hedge instruments	$7,490	$9,998
In addition, the estimated amounts of the reduction to interest expense as of June 30, 2024 for each of the next five years and thereafter related to the amortization of debt discounts, premiums and assumed hedge instruments, assuming these instruments are held to maturity, are as follows (in thousands):

July 2024 through December 2024	$6,222
2025	7,807
2026	6,152
2027	5,235
2028	5,225
Thereafter	5,411
Total unamortized debt discounts, premiums and hedge instruments	$36,052
The following table reconciles total unamortized debt discounts, premiums and hedge instruments as of June 30, 2024 to the balance of unamortized discounts and premiums, net (in thousands):

Unamortized discounts and premiums on mortgages payable, senior unsecured notes and unsecured term loans	$34,055
Unamortized hedge instruments	1,997
Total unamortized debt discounts, premiums and hedge instruments	36,052
Unamortized hedge instruments (included in accumulated other comprehensive income)	(1,997)
Fair value of variable interest rate swaps	(7,908)
Unamortized discounts and premiums, net	$26,147
Fair Value of Fixed and Variable Rate Debt
As of June 30, 2024, the estimated fair value of fixed rate debt was $2.1 billion compared to the book value of $2.2 billion. The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments, which ranged from 5.82% to 7.02%. As of June 30, 2024, the estimated fair value of variable rate debt was $841.8 million compared to the book value of $835.8 million. The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments, which ranged from 6.49% to 6.54%.
NOTE 7. DERIVATIVE INSTRUMENTS, HEDGING ACTIVITIES AND OTHER COMPREHENSIVE INCOME
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

The following table summarizes the terms and fair values of the Company’s derivative financial instruments that were designated and qualified as part of a hedging relationship as of June 30, 2024 and December 31, 2023 (dollars in thousands):

							Fair Value Assets (Liabilities)(1)
Type of Hedge	Number of Instruments	Aggregate Notional	Reference Rate	Interest Rate	Effective Date	Maturity Date	June 30, 2024	December 31, 2023
Cash Flow	Four	$250,000	SOFR	2.99%	12/1/2022	10/24/2025	$5,700	$4,952
Cash Flow	Two	100,000	SOFR	2.66%	8/1/2022	8/1/2025	2,350	2,415
Cash Flow	Two	200,000	SOFR	2.37%	11/22/2023	8/1/2025	5,314	5,716
Cash Flow	Three	120,000	SOFR	1.58%	8/15/2022	7/17/2024	199	2,236
Cash Flow	Three	150,000	SOFR	1.68%	8/15/2022	7/17/2026	8,231	7,744
		$820,000					$21,794	$23,063

Fair Value(2)	Two	$155,000	SOFR	SOFR + 3.70%	4/23/2021	9/10/2025	$(7,908)	$(9,408)

Forward-Starting Cash Flow(3)	Three	$150,000	SOFR	3.44%	6/28/2024	6/28/2034	$—	$(700)
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
We have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, although the credit valuation adjustments associated with our derivatives use Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. As of June 30, 2024 and December 31, 2023, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations were classified within Level 2 of the fair value hierarchy.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings. Approximately $4.9 million and $9.8 million was reclassified as a reduction to interest expense during the three and six months ended June 30, 2024, respectively. Approximately $3.5 million and $7.7 million was reclassified as a reduction to interest expense during the three and six months ended June 30, 2023, respectively. As interest payments on our derivatives are made over the next 12 months, we estimate the decrease to interest expense to be approximately $21.1 million, assuming the current SOFR curve.
Unrealized gains and losses on our interest rate derivative agreements are the only components of the change in accumulated other comprehensive income.
NOTE 8. SHAREHOLDERS’ EQUITY
Distributions
Our Board of Trustees declared a cash distribution of $0.25 per common share and Common Unit for the second quarter of 2024. This distribution was paid on July 16, 2024 to common shareholders and common unitholders of record as of July 9, 2024. For the six months ended June 30, 2024, we declared cash distributions totaling $0.50 per common share and Common Unit.
For the three and six months ended June 30, 2023, we declared cash distributions of $0.24 and $0.48 per common share and Common Unit, respectively.
Share Repurchase Program
The Company has an existing share repurchase program under which it may repurchase, from time to time, up to a maximum of $300.0 million of its common shares (the “Share Repurchase Program”). The Company intends to fund any future repurchases under the Share Repurchase Program with cash on hand or availability under the Revolving Facility, subject to any applicable restrictions. The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will depend upon prevailing market conditions, regulatory requirements and other factors. In February 2024, the Company extended the Share Repurchase Program for an additional year to February 28, 2025, if not terminated or extended prior to that date. As of June 30, 2024, the Company has not repurchased any shares under the Share Repurchase Program.
NOTE 9. EARNINGS PER SHARE OR UNIT
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
Potentially dilutive securities include (i) outstanding options to acquire common shares; (ii) Limited Partner Units, which may be exchanged for either cash or common shares at the Parent Company’s option and under certain circumstances; (iii) “appreciation only” long-term incentive plan units; and (iv) deferred common share units, which may be credited to the personal accounts of non-employee trustees in lieu of compensation paid in cash or the issuance of common shares to such trustees. Limited Partner Units have been omitted from the Parent Company’s denominator for the purpose of computing diluted earnings per share since the effect of including those amounts in the denominator would have no dilutive impact. Weighted average Limited Partner Units outstanding were 3.7 million for the three and six months ended June 30, 2024 and 3.0 million for the three and six months ended June 30, 2023.
Due to the net loss allocable to common shareholders and common unitholders for the three and six months ended June 30, 2024, no securities had a dilutive impact for those periods.
NOTE 10. COMMITMENTS AND CONTINGENCIES
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
In 2017, we provided a repayment guaranty on a $33.8 million construction loan associated with the development of the Embassy Suites at the University of Notre Dame, consistent with our 35% ownership interest. Our portion of the repayment guaranty was limited to $5.9 million, and the guaranty’s term was through July 1, 2024, the maturity date of the construction loan. As of June 30, 2024, the outstanding loan balance was $32.3 million, of which our share was $11.3 million. Subsequent to June 30, 2024, the joint venture repaid the construction loan and we contributed $10.2 million representing our 35% share of the debt repaid.
In 2021, we provided repayment and completion guaranties on loans totaling $66.2 million associated with the development of The Corner mixed-use project in the Indianapolis MSA. As of June 30, 2024, the outstanding balance of the loans was $70.1 million, of which our share was $35.1 million.
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
NOTE 11. SUBSEQUENT EVENTS
Subsequent to June 30, 2024, we:
•repaid the $120.0 million unsecured term loan due July 2024 with a portion of the proceeds from the Notes Due 2034 and the corresponding interest rate swaps matured; and
•contributed $10.2 million to the repayment of the construction loan at Embassy Suites at the University of Notre Dame representing our 35% share of the joint venture debt repaid.

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
As of June 30, 2024, we owned interests in 178 operating retail properties totaling approximately 27.6 million square feet, excluding one operating retail property classified as held for sale as of June 30, 2024, and one office property with 0.3 million square feet. Of the 178 operating retail properties, 10 contain an office component. We also owned two development projects under construction as of this date and an additional two properties with future redevelopment opportunities.
Inflation
We believe inflationary concerns could negatively impact consumer confidence and spending and our tenants’ sales and overall health. This could, in turn, continue to put downward pricing pressure on rents that we are able to charge to new or renewing tenants, such that future rent spreads and, in some cases, our percentage rents, could be adversely impacted. Many of our leases contain provisions designed to mitigate the adverse impact of inflation, including annual rent increases and requirements for tenants to pay a share of operating expenses, including common area maintenance, real estate taxes, insurance or other operating expenses related to the maintenance of our properties, with escalation clauses in most leases. Over the last year, we have made significant progress in converting leases to include higher fixed-rent bumps while also including CPI-based, anti-gouging protection for tenants. However, the stated rent increases or limits on such tenant’s obligation to pay its share of operating expenses could be lower than the increase in inflation at any given time. Inflation may also increase labor or other general and administrative expenses that cannot be easily reduced.
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

Operating Activity
During the second quarter of 2024, we executed new and renewal leases on 160 individual spaces totaling 1,153,766 square feet (15.6% cash leasing spread on 136 comparable leases). New leases were signed on 55 individual spaces for 372,155 square feet of gross leasable area (“GLA”) (34.8% cash leasing spread on 40 comparable leases), while non-option renewal leases were signed on 69 individual spaces for 314,899 square feet of GLA (14.3% cash leasing spread on 60 comparable leases) and option renewals were signed on 36 individual spaces for 466,712 square feet of GLA (6.0% cash leasing spread). The blended cash spreads for comparable new and non-option renewal leases were 23.7%. Comparable new and renewal leases are defined as those for which the space was occupied by a tenant within the last 12 months.
Results of Operations
The comparability of results of operations for the three and six months ended June 30, 2024 and 2023 is affected by our development, redevelopment, and operating property acquisition and disposition activities during these periods. Therefore, we believe it is most useful to review the comparisons of our results of operations for these periods in conjunction with the discussion of our activities during those periods, which is set forth below.
Acquisitions
The following operating property was acquired during the period from January 1, 2023 through June 30, 2024:

Property Name	MSA	Acquisition Date	GLA
Prestonwood Place	Dallas, TX	September 22, 2023	155,975
Dispositions
The following operating and other properties were sold during the period from January 1, 2023 through June 30, 2024:

Property Name	MSA	Disposition Date	GLA
Kingwood Commons	Houston, TX	May 8, 2023	158,172
Pan Am Plaza & Garage	Indianapolis, IN	June 8, 2023	—
Reisterstown Road Plaza	Baltimore, MD	September 11, 2023	376,683
Eastside	Dallas, TX	October 24, 2023	43,640
Ashland & Roosevelt	Chicago, IL	May 31, 2024	104,176
In addition, during the six months ended June 30, 2024, the joint venture that owned Glendale Center Apartments, of which we have an 11.5% ownership interest, sold the 267-unit property to a third party. Glendale Center Apartments is adjacent to our Glendale Town Center operating retail property in the Indianapolis MSA.
Development and Redevelopment Projects
The following properties were under active development or redevelopment at various times during the period from January 1, 2023 through June 30, 2024 and removed from our operating portfolio:

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
Comparison of Operating Results for the Three Months Ended June 30, 2024 to the Three Months Ended June 30, 2023
The following table reflects changes in the components of our consolidated statements of operations for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023	Change
Revenue:
Rental income	$205,836	$205,836	$—
Other property-related revenue	3,146	1,883	1,263
Fee income	3,452	1,040	2,412
Total revenue	212,434	208,759	3,675

Expenses:
Property operating	28,564	27,232	1,332
Real estate taxes	26,493	26,697	(204)
General, administrative and other	12,966	14,499	(1,533)
Depreciation and amortization	99,291	109,462	(10,171)
Impairment charges	66,201	—	66,201
Total expenses	233,515	177,890	55,625

(Loss) gain on sales of operating properties, net	(1,230)	28,440	(29,670)

Operating (loss) income	(22,311)	59,309	(81,620)
Other (expense) income:
Interest expense	(30,981)	(27,205)	(3,776)
Income tax expense of taxable REIT subsidiaries	(132)	(45)	(87)
Equity in (loss) earnings of unconsolidated subsidiaries	(174)	118	(292)
Other income, net	4,295	304	3,991
Net (loss) income	(49,303)	32,481	(81,784)
Net loss (income) attributable to noncontrolling interests	665	(423)	1,088
Net (loss) income attributable to common shareholders	$(48,638)	$32,058	$(80,696)

Property operating expense to total revenue ratio	13.4%	13.0%
Rental income (including tenant reimbursements) did not change for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Rental income is comprised of the following (in thousands):

Net change Three Months Ended June 30, 2023 to 2024
Properties or components of properties sold or held for sale during 2023 and/or 2024	$(3,866)
Properties under redevelopment or acquired during 2023 and/or 2024	1,646
Properties fully operational during 2023 and 2024 and other	2,220
Total	$—
The net increase of $2.2 million in rental income for properties that were fully operational during 2023 and 2024 is primarily due to increases in the following: (i) tenant reimbursements of $3.5 million due to higher recoverable common area maintenance expenses, (ii) base minimum rent of $2.0 million due to contractual rent changes, (iii) ancillary income of $0.5 million, and (iv) overage rent of $0.3 million due to improved tenant performance. These variances were partially offset by a decrease in lease termination income of $2.8 million and an increase in bad debt expense of $1.3 million. The occupancy of the fully operational properties decreased from 92.5% for the three months ended June 30, 2023 to 91.3% for the three months ended June 30, 2024.
Other property-related revenue primarily consists of parking revenues, gains on the sale of land and other miscellaneous activity. This revenue increased by $1.3 million primarily as a result of higher gains on sales of undepreciated assets recognized during the three months ended June 30, 2024, partially offset by a decrease in miscellaneous income of $0.5 million.
We recorded fee income of $3.5 million and $1.0 million during the three months ended June 30, 2024 and 2023, respectively, from property management and development services provided to third parties and unconsolidated joint ventures. The increase in fee income is primarily related to development fees earned related to the development of a hotel on the Pan Am Plaza site during the three months ended June 30, 2024.
Property operating expenses increased $1.3 million, or 4.9%, due to the following (in thousands):

Net change Three Months Ended June 30, 2023 to 2024
Properties or components of properties sold or held for sale during 2023 and/or 2024	$(935)
Properties under redevelopment or acquired during 2023 and/or 2024	217
Properties fully operational during 2023 and 2024 and other	2,050
Total	$1,332
The net increase of $2.1 million in property operating expenses for properties that were fully operational during 2023 and 2024 is primarily due to increases in the following: (i) $0.8 million in non-recoverable operating expenses, (ii) $0.7 million in landscaping and repairs and maintenance expenses, (iii) $0.5 million in insurance, and (iv) $0.1 million in security expenses. As a percentage of revenue, property operating expenses increased from 13.0% to 13.4% due to an increase in expenses in 2024.
Real estate taxes decreased $0.2 million, or 0.8%, due to the following (in thousands):

Net change Three Months Ended June 30, 2023 to 2024
Properties or components of properties sold or held for sale during 2023 and/or 2024	$(488)
Properties under redevelopment or acquired during 2023 and/or 2024	(51)
Properties fully operational during 2023 and 2024 and other	335
Total	$(204)
The net increase of $0.3 million in real estate taxes for properties that were fully operational during 2023 and 2024 is primarily due to lower real estate tax refunds received in 2024, partially offset by higher capitalized real estate tax expenses related to signed anchor leases at certain properties in the portfolio in 2024. The majority of real estate tax expense is recoverable from tenants and such recovery is reflected within “Rental income” in the accompanying consolidated statements of operations and comprehensive income.
General, administrative and other expenses decreased $1.5 million, or 10.6%, primarily due to lower than expected compensation expense.
Depreciation and amortization expense decreased $10.2 million, or 9.3%, due to the following (in thousands):

Net change Three Months Ended June 30, 2023 to 2024
Properties or components of properties sold or held for sale during 2023 and/or 2024	$(2,578)
Properties under redevelopment or acquired during 2023 and/or 2024	1,056
Properties fully operational during 2023 and 2024 and other	(8,649)
Total	$(10,171)

The net decrease of $8.6 million in depreciation and amortization at properties that were fully operational during 2023 and 2024 is primarily due to the timing of placing assets in service and writing-off tenant-related assets as a result of tenant move-outs along with certain assets acquired in the October 2021 merger with RPAI that became fully depreciated during the three months ended June 30, 2024.
Based on a reduction in the expected future hold period (see Note 3 to the accompanying consolidated financial statements), we recognized a $66.2 million impairment charge during the three months ended June 30, 2024 related to City Center, a retail operating property in the New York MSA. No impairment charges were recorded during the three months ended June 30, 2023.
We recorded a net loss on sales of operating properties of $1.2 million for the three months ended June 30, 2024 on the sale of Ashland & Roosevelt compared to a net gain of $28.4 million on the sale of Kingwood Commons and the undeveloped land and related parking garage at Pan Am Plaza for the three months ended June 30, 2023.
Interest expense increased $3.8 million, or 13.9%, primarily due to interest on the January 2024 public offering of $350.0 million in aggregate principal amount of 5.50% senior unsecured notes due 2034 (the “Notes Due 2034”), partially offset by favorable interest rate swaps.
Other income, net increased $4.0 million primarily due to interest income earned on the proceeds from the Notes Due 2034, which were invested in short-term deposits during the three months ended June 30, 2024.
Comparison of Operating Results for the Six Months Ended June 30, 2024 to the Six Months Ended June 30, 2023
The following table reflects changes in the components of our consolidated statements of operations for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
Revenue:
Rental income	$411,649	$408,899	$2,750
Other property-related revenue	4,457	3,799	658
Fee income	3,767	2,811	956
Total revenue	419,873	415,509	4,364

Expenses:
Property operating	56,645	54,546	2,099
Real estate taxes	53,027	53,880	(853)
General, administrative and other	25,750	27,883	(2,133)
Depreciation and amortization	199,670	217,533	(17,863)
Impairment charges	66,201	—	66,201
Total expenses	401,293	353,842	47,451

(Loss) gain on sales of operating properties, net	(1,466)	28,440	(29,906)

Operating income	17,114	90,107	(72,993)
Other (expense) income:
Interest expense	(61,345)	(52,630)	(8,715)
Income tax expense of taxable REIT subsidiaries	(290)	(16)	(274)
Equity in loss of unconsolidated subsidiaries	(594)	(126)	(468)
Gain on sale of unconsolidated property, net	2,325	—	2,325
Other income, net	7,923	707	7,216
Net (loss) income	(34,867)	38,042	(72,909)
Net loss (income) attributable to noncontrolling interests	385	(593)	978
Net (loss) income attributable to common shareholders	$(34,482)	$37,449	$(71,931)

Property operating expense to total revenue ratio	13.5%	13.1%

Rental income (including tenant reimbursements) increased $2.8 million, or 0.7%, due to the following (in thousands):

Net change Six Months Ended June 30, 2023 to 2024
Properties or components of properties sold or held for sale during 2023 and/or 2024	$(8,583)
Properties under redevelopment or acquired during 2023 and/or 2024	4,637
Properties fully operational during 2023 and 2024 and other	6,696
Total	$2,750
The net increase of $6.7 million in rental income for properties that were fully operational during 2023 and 2024 is primarily due to increases in the following: (i) tenant reimbursements of $4.3 million due to higher recoverable common area maintenance expenses, (ii) base minimum rent of $2.6 million due to contractual rent changes, (iii) ancillary income of $0.9 million, and (iv) overage rent of $0.2 million due to improved tenant performance. These variances were partially offset by a decrease in lease termination income of $1.3 million.
Other property-related revenue primarily consists of parking revenues, gains on the sale of land and other miscellaneous activity. This revenue increased by $0.7 million primarily as a result of higher gains on sales of undepreciated assets recognized during the six months ended June 30, 2024, partially offset by decreases in miscellaneous income of $0.7 million and parking revenue of $0.5 million.
We recorded fee income of $3.8 million and $2.8 million during the six months ended June 30, 2024 and 2023, respectively, from property management and development services provided to third parties and unconsolidated joint ventures. The increase in fee income is primarily related to development fees earned related to the development of a hotel on the Pan Am Plaza site during 2024, partially offset by a decrease in development fees earned related to the development of a corporate campus for Republic Airways at Hamilton Crossing Centre in 2024 due to the completion of Phase I of the corporate campus in 2023.
Property operating expenses increased $2.1 million, or 3.8%, due to the following (in thousands):

Net change Six Months Ended June 30, 2023 to 2024
Properties or components of properties sold or held for sale during 2023 and/or 2024	$(2,184)
Properties under redevelopment or acquired during 2023 and/or 2024	522
Properties fully operational during 2023 and 2024 and other	3,761
Total	$2,099
The net increase of $3.8 million in property operating expenses for properties that were fully operational during 2023 and 2024 is primarily due to increases in the following: (i) $1.4 million in landscaping and repairs and maintenance expenses, (ii) $1.2 million in non-recoverable operating expenses, (iii) $1.0 million in insurance, and (iv) $0.3 million in security expenses. As a percentage of revenue, property operating expenses increased from 13.1% to 13.5% due to an increase in expenses in 2024.
Real estate taxes decreased $0.9 million, or 1.6%, due to the following (in thousands):

Net change Six Months Ended June 30, 2023 to 2024
Properties or components of properties sold or held for sale during 2023 and/or 2024	$(1,145)
Properties under redevelopment or acquired during 2023 and/or 2024	300
Properties fully operational during 2023 and 2024 and other	(8)
Total	$(853)
There was no change in real estate taxes for properties that were fully operational during 2023 and 2024. The majority of real estate tax expense is recoverable from tenants and such recovery is reflected within “Rental income” in the accompanying consolidated statements of operations and comprehensive income.

General, administrative and other expenses decreased $2.1 million, or 7.6%, primarily due to lower than expected compensation expense.
Depreciation and amortization expense decreased $17.9 million, or 8.2%, due to the following (in thousands):

Net change Six Months Ended June 30, 2023 to 2024
Properties or components of properties sold or held for sale during 2023 and/or 2024	$(5,181)
Properties under redevelopment or acquired during 2023 and/or 2024	2,778
Properties fully operational during 2023 and 2024 and other	(15,460)
Total	$(17,863)
The net decrease of $15.5 million in depreciation and amortization at properties that were fully operational during 2023 and 2024 is primarily due to the timing of placing assets in service and writing-off tenant-related assets as a result of tenant move-outs along with certain assets acquired in the October 2021 merger with RPAI that became fully depreciated during the six months ended June 30, 2024.
Based on a reduction in the expected future hold period (see Note 3 to the accompanying consolidated financial statements), we recorded a $66.2 million impairment charge during the six months ended June 30, 2024 related to City Center, a retail operating property in the New York MSA. No impairment charges were recorded during the six months ended June 30, 2023.
We recorded a net loss on sales of operating properties of $1.5 million for the six months ended June 30, 2024 primarily on the sale of Ashland & Roosevelt compared to a net gain of $28.4 million on the sale of Kingwood Commons and the undeveloped land and related parking garage at Pan Am Plaza for the six months ended June 30, 2023.
Interest expense increased $8.7 million, or 16.6%, primarily due to interest on the Notes Due 2034, partially offset by favorable interest rate swaps.
The $2.3 million gain on sale of unconsolidated property represents our share of the gain on the sale of Glendale Center Apartments recognized during the six months ended June 30, 2024. No such gain was recorded during the six months ended June 30, 2023.
Other income, net increased $7.2 million primarily due to interest income earned on the proceeds from the Notes Due 2034, which were invested in short-term deposits during the six months ended June 30, 2024.
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
For the three and six months ended June 30, 2024, the same property pool excludes the following:
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
The following table presents Same Property NOI and a reconciliation to net income attributable to common shareholders for the three and six months ended June 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Number of properties in same property pool for the period(1)	177	177		177	177

Leased percentage at period end	94.8%	94.5%	94.8%	94.5%
Economic occupancy percentage at period end(2)	91.6%	92.3%	91.6%	92.3%
Economic occupancy percentage(3)	91.3%	92.5%	91.2%	92.5%

Same Property NOI	$142,528	$140,012	1.8%	$284,801	$278,567	2.2%

Reconciliation of Same Property NOI to most directly comparable GAAP measure:
Net operating income – same properties	$142,528	$140,012		$284,801	$278,567
Net operating income – non-same activity(4)	11,397	13,778		21,633	25,705
Total property NOI	153,925	153,790	0.1%	306,434	304,272	0.7%
Other income, net	7,441	1,417		10,806	3,376
General, administrative and other	(12,966)	(14,499)		(25,750)	(27,883)
Impairment charges	(66,201)	—		(66,201)	—
Depreciation and amortization	(99,291)	(109,462)		(199,670)	(217,533)
Interest expense	(30,981)	(27,205)		(61,345)	(52,630)
(Loss) gain on sales of operating properties, net	(1,230)	28,440		(1,466)	28,440
Gain on sale of unconsolidated property, net	—	—		2,325	—
Net loss (income) attributable to noncontrolling interests	665	(423)		385	(593)
Net (loss) income attributable to common shareholders	$(48,638)	$32,058		$(34,482)	$37,449
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
(2)Decrease in the economic occupancy percentage is primarily attributable to the Bed Bath & Beyond Inc. bankruptcy.
(3)Excludes leases that are signed but for which tenants have not yet commenced the payment of cash rent; calculated as a weighted average based on the timing of cash rent commencement and expiration during the period.
(4)Includes non-cash activity across the portfolio as well as NOI from properties not included in the same property pool, including properties sold during both periods.
Our Same Property NOI increased 1.8% for the three months ended June 30, 2024 compared to the same period of the prior year primarily due to contractual rent growth, partially offset by higher bad debt expense.
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
Our calculations of FFO and reconciliation to net income for the three and six months ended June 30, 2024 and 2023 (unaudited) are as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net (loss) income	$(49,303)	$32,481	$(34,867)	$38,042
Less: net income attributable to noncontrolling interests in properties	(74)	(30)	(141)	(134)
Add/less: loss (gain) on sales of operating properties, net	1,230	(28,440)	1,466	(28,440)
Less: gain on sale of unconsolidated property, net	—	—	(2,325)	—
Add: impairment charges	66,201	—	66,201	—
Add: depreciation and amortization of consolidated and unconsolidated entities, net of noncontrolling interests	99,433	109,736	199,993	218,045
FFO of the Operating Partnership(1)	117,487	113,747	230,327	227,513
Less: Limited Partners’ interests in FFO	(1,946)	(1,547)	(3,768)	(3,054)
FFO attributable to common shareholders(1)	$115,541	$112,200	$226,559	$224,459
FFO per share of the Operating Partnership – diluted	$0.53	$0.51	$1.03	$1.02

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
The following table presents a reconciliation of our EBITDA, Adjusted EBITDA and Annualized Adjusted EBITDA to net income (the most directly comparable GAAP measure) and a calculation of Net Debt to Adjusted EBITDA (in thousands):

Three Months Ended June 30, 2024
Net loss	$(49,303)
Depreciation and amortization	99,291
Interest expense	30,981
Income tax expense of taxable REIT subsidiaries	132
EBITDA	81,101
Unconsolidated Adjusted EBITDA	611
Impairment charges	66,201
Loss on sales of operating properties, net	1,230
Other income and expense, net	(4,121)
Noncontrolling interests	(203)
Adjusted EBITDA	$144,819

Annualized Adjusted EBITDA(1)	$579,276

Company share of Net Debt:
Mortgage and other indebtedness, net	$3,015,626
Plus: Company share of unconsolidated joint venture debt	56,759
Less: Partner share of consolidated joint venture debt(2)	(9,825)
Less: debt discounts, premiums and issuance costs, net	(14,865)
Company’s consolidated debt and share of unconsolidated debt	3,047,695
Less: cash, cash equivalents, restricted cash and short-term deposits	(281,737)
Company share of Net Debt	$2,765,958
Net Debt to Adjusted EBITDA	4.8x

(1)Represents Adjusted EBITDA for the three months ended June 30, 2024 (as shown in the table above) multiplied by four.
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
As of June 30, 2024, we had approximately $153.8 million in cash and cash equivalents on hand, $4.9 million in restricted cash and escrow deposits, $120.0 million of short-term deposits that were used to repay the $120.0 million unsecured term loan due July 2024 (the “$120M Term Loan”), and $1.1 billion of remaining availability under the Revolving Facility. During the six months ended June 30, 2024, we completed a public offering of the Notes Due 2034, the proceeds of which were used to satisfy all 2024 debt maturities and for general corporate purposes. We believe we will have adequate liquidity over the next 12 months and beyond to operate our business and meet our cash requirements.
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
As of June 30, 2024, we had approximately $1.1 billion available under the Revolving Facility for future borrowings. We also had $273.8 million in cash, cash equivalents and short-term deposits as of June 30, 2024.
We were in compliance with all applicable financial covenants under the Revolving Facility, unsecured term loans and senior unsecured notes as of June 30, 2024.
On June 7, 2024, the Company filed with the SEC a new shelf registration statement on Form S-3, which is effective for a term of three years, relating to the offer and sale, from time to time, of an indeterminate amount of equity and debt securities. Equity securities may be offered and sold by the Parent Company, and the net proceeds of any such offerings would be contributed to the Operating Partnership in exchange for additional General Partner Units. Debt securities may be offered and sold by the Operating Partnership with the Operating Partnership receiving the proceeds. From time to time, we may issue securities under this shelf registration statement for general corporate purposes, which may include acquisitions of additional properties, repayment of outstanding indebtedness, capital expenditures, the expansion, redevelopment, and/or improvement of properties in our portfolio, working capital and other general purposes.
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

Our Principal Liquidity Needs
Short-Term Liquidity Needs
Near-Term Debt Maturities. As of June 30, 2024, over the next 12 months we have no secured debt, excluding scheduled monthly principal payments, and $470.0 million of unsecured debt scheduled to mature. Subsequent to June 30, 2024, we repaid the $120M Term Loan with a portion of the proceeds from the Notes Due 2034, leaving $350.0 million of unsecured debt scheduled to mature prior to June 30, 2025. We believe we have sufficient liquidity to repay this obligation through a combination of cash flows generated from operations, capital markets transactions, and borrowings on the Revolving Facility.
Other Short-Term Liquidity Needs. The requirements for qualifying as a REIT and for a tax deduction for some or all of the dividends paid to shareholders necessitate that we distribute at least 90% of our taxable income on an annual basis. Such requirements cause us to have substantial liquidity needs over both the short and long term. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our operating properties, scheduled interest and principal payments on our debt of approximately $60.0 million and $2.6 million, respectively, for the remainder of 2024, expected dividend payments to our common shareholders and common unitholders, and recurring capital expenditures.
In April 2024, our Board of Trustees declared a cash distribution of $0.25 per common share and Common Unit for the second quarter of 2024. This distribution was paid on July 16, 2024 to common shareholders and common unitholders of record as of July 9, 2024. Future distributions, if any, are at the discretion of the Board of Trustees, who will continue to evaluate our sources and uses of capital, liquidity position, operating fundamentals, maintenance of our REIT qualification and other factors they may deem relevant. We believe we have sufficient liquidity to pay any dividend from available cash on hand and borrowings on the Revolving Facility.
Other short-term liquidity needs include expenditures for tenant improvements, external leasing commissions and recurring capital expenditures. During the six months ended June 30, 2024, we incurred $12.7 million for recurring capital expenditures on operating properties and $43.6 million for tenant improvements and external leasing commissions, which includes costs to re-lease anchor space at our operating properties related to tenants open and operating as of June 30, 2024 (excluding development and redevelopment properties). We currently anticipate incurring approximately $100 million of additional major tenant improvement costs related to executed leases for tenants not yet open at a number of our operating properties over the next 12 to 24 months. We believe we have the ability to fund these costs through cash flows from operations or borrowings on the Revolving Facility.
As of June 30, 2024, we had development projects under construction at Carillon medical office building and The Corner – IN. Our share of total estimated costs for these two projects is $91.6 million, of which our share of the expected funding requirement is estimated to be $59.7 million. As of June 30, 2024, we have incurred $33.1 million of these costs. We anticipate incurring the majority of the remaining costs for these projects over the next 12 months and believe we have the ability to fund these projects through cash flows from operations or borrowings on the Revolving Facility.
Share Repurchase Program
The Company has an existing share repurchase program under which it may repurchase, from time to time, up to a maximum of $300.0 million of its common shares (the “Share Repurchase Program”). The Company intends to fund any future repurchases under the Share Repurchase Program with cash on hand or availability under the Revolving Facility, subject to any applicable restrictions. The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will depend upon prevailing market conditions, regulatory requirements, and other factors. In February 2024, the Company extended the Share Repurchase Program for an additional year to February 28, 2025, if not terminated or extended prior to that date. As of June 30, 2024, the Company has not repurchased any shares under the Share Repurchase Program.
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
Commitments under Ground Leases. We are obligated under 12 ground leases for approximately 98 acres of land as of June 30, 2024. Most of these ground leases require fixed annual rent payments and the expiration dates of the remaining initial terms of these ground leases range from 2025 to 2092. Assuming we exercise all available options to extend the terms of our ground leases, our ground leases will expire between 2043 and 2115.
Capital Expenditures on Consolidated Properties
The following table summarizes cash capital expenditures for our development and redevelopment projects and other capital expenditures for the six months ended June 30, 2024 (in thousands):

Six Months Ended June 30, 2024
Active development and redevelopment projects	$6,692
Recurring operating capital expenditures (primarily tenant improvements) and other	60,439
Total	$67,131
We capitalize certain indirect costs such as interest, payroll, and other general and administrative costs related to these development activities. If we had experienced a 10% reduction in development and redevelopment activities without a corresponding decrease in indirect project costs, we would have recorded additional expense of $0.2 million for the six months ended June 30, 2024.
Debt Maturities
The following table summarizes the scheduled maturities and principal amortization of the Company’s indebtedness as of June 30, 2024, presented on a calendar year basis (in thousands):

	Secured Debt
	Scheduled Principal Payments	Term Maturities	Unsecured Debt		Total
2024	$2,576	$—	$120,000	(1)	$122,576
2025	5,248	—	680,000		685,248
2026	4,581	10,600	550,000		565,181
2027	3,120	—	250,000		253,120
2028	3,757	—	100,000		103,757
Thereafter	28,091	92,788	1,150,000		1,270,879
	$47,373	$103,388	$2,850,000		$3,000,761
Debt discounts, premiums and issuance costs, net					14,865
Total					$3,015,626
(1)Subsequent to June 30, 2024, the $120M Term Loan was repaid with a portion of the proceeds from the Notes Due 2034.
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
Impact of Changes in Credit Ratings on Our Liquidity
We have received investment grade corporate credit ratings from three nationally recognized credit rating agencies. During the six months ended June 30, 2024, we received a credit rating upgrade with a stable outlook from two of the rating agencies and a positive credit rating outlook from the third rating agency.
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
Cash Flows
As of June 30, 2024, we had cash, cash equivalents and restricted cash of $158.8 million. We may be subject to concentrations of credit risk with regard to our cash and cash equivalents. We place our cash and short-term investments with highly rated financial institutions. While we attempt to limit our exposure at any point in time, occasionally such cash and investments may temporarily exceed the Federal Deposit Insurance Corporation (“FDIC”) and the Securities Investor Protection Corporation (“SIPC”) insurance limits. We also maintain certain compensating balances in several financial institutions in support of borrowings from those institutions. Such compensating balances were not material to the accompanying consolidated balance sheets.
Comparison of the Six Months Ended June 30, 2024 to the Six Months Ended June 30, 2023
Our cash flow activities are summarized as follows (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
Net cash provided by operating activities	$195,686	$180,425	$15,261
Net cash (used in) provided by investing activities	(154,601)	8,013	(162,614)
Net cash provided by (used in) financing activities	76,480	(175,454)	251,934
Increase in cash, cash equivalents and restricted cash	117,565	12,984	104,581
Cash, cash equivalents and restricted cash, at beginning of period	41,430	121,970
Cash, cash equivalents and restricted cash, at end of period	$158,995	$134,954
Cash provided by operating activities was $195.7 million for the six months ended June 30, 2024 and $180.4 million for the same period of 2023. The cash flows were positively impacted by an increase in net operating income and interest income received from the short-term certificates of deposit.
Cash used in investing activities was $154.6 million for the six months ended June 30, 2024 compared to cash provided by investing activities of $8.0 million for the same period of 2023. Highlights of significant cash sources and uses in investing activities are as follows:
•We invested $265.0 million of proceeds from the Notes Due 2034 in short-term certificates of deposit and received $145.0 million upon maturity of the certificate of deposit that matured in June 2024;
•We received net proceeds of $34.7 million from the sale of Ashland & Roosevelt and four parcels of land during the six months ended June 30, 2024 compared to net proceeds of $79.5 million from the sale of Kingwood Commons, the undeveloped land and related parking garage at Pan Am Plaza, and two parcels of land during the six months ended June 30, 2023;
•Capital expenditures decreased by $0.6 million primarily related to the timing of capital projects along with a change in construction payables of $2.8 million for the six months ended June 30, 2024; and
•We received a $1.6 million distribution upon the joint venture’s disposition of Glendale Center Apartments, of which we own an 11.5% interest, to a third party during the six months ended June 30, 2024.

Cash provided by financing activities was $76.5 million for the six months ended June 30, 2024 compared to cash used in financing activities of $175.5 million for the same period of 2023. Highlights of significant cash sources and uses in financing activities are as follows:
•We received $345.3 million of proceeds from the Notes Due 2034 and borrowed $40.0 million on the Revolving Facility during the six months ended June 30, 2024 compared to borrowings of $198.0 million on the Revolving Facility and proceeds of $95.1 million from the origination of a mortgage payable during the six months ended June 30, 2023;
•We repaid the $149.6 million principal balance of the 4.58% senior unsecured notes that matured on June 30, 2024, $40.0 million of borrowings on the Revolving Facility, and $2.6 million of mortgages payable during the six months ended June 30, 2024 compared to repayments of $198.0 million of borrowings on the Revolving Facility and $163.2 million of mortgages payable during the six months ended June 30, 2023; and
•We made distributions to common shareholders and holders of common partnership interests in the Operating Partnership of $111.5 million during the six months ended June 30, 2024 compared to distributions of $106.6 million during the six months ended June 30, 2023.
Critical Accounting Estimates
We based the discussion and analysis of our financial condition and results of operations upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There were no changes made by management to the critical accounting policies in the three months ended June 30, 2024. We discuss the most critical estimates in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 20, 2024.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk Related to Fixed and Variable Rate Debt
As of June 30, 2024, we had $3.0 billion of outstanding consolidated indebtedness (inclusive of net unamortized debt discounts, premiums and issuance costs of $14.9 million). In addition, we were party to various consolidated interest rate hedge agreements totaling $975.0 million with maturities over various terms through 2026. Reflecting the effects of these hedge agreements, our fixed and variable rate debt would have been $2.8 billion (94%) and $170.8 million (6%), respectively, of our total consolidated indebtedness as of June 30, 2024.
As of June 30, 2024, we had $470.0 million of fixed rate debt scheduled to mature within the next 12 months. A 100-basis point change in interest rates on this debt as of June 30, 2024 would change our annual cash flow by $4.7 million. A 100-basis point change in interest rates on our unhedged variable rate debt as of June 30, 2024 would change our annual cash flow by $1.7 million. Based upon the terms of our variable rate debt, we are most vulnerable to a change in short-term Secured Overnight Financing Rate (“SOFR”) interest rates.
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
Changes in Internal Control Over Financial Reporting
There has been no change in the Parent Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)

under the Securities Exchange Act of 1934) as of June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There has been no change in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
From time to time, certain of our employees surrender Common Shares owned by them to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under the Company’s 2013 Equity Incentive Plan, as amended and restated as of May 11, 2022. These shares are repurchased by the Company. There were no shares of common stock surrendered or repurchased during the three months ended June 30, 2024.
As of June 30, 2024, $300.0 million remained available for repurchases under the Company’s authorized Share Repurchase Program, which was announced in February 2021. In April 2022, the Company’s Board of Trustees increased the size of the program from $150.0 million to $300.0 million and in February 2024, extended the program for an additional year. The program may be suspended or terminated at any time by the Company and will terminate on February 28, 2025, if not terminated or extended prior to that date.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Trading Arrangements
During the three months ended June 30, 2024, none of our officers or trustees adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

KITE REALTY GROUP TRUST

Date:	July 31, 2024	By:	/s/ JOHN A. KITE

John A. Kite
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	July 31, 2024	By:	/s/ HEATH R. FEAR

Heath R. Fear
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

KITE REALTY GROUP, L.P.
By: Kite Realty Group Trust, its sole general partner

Date:	July 31, 2024	By:	/s/ JOHN A. KITE

John A. Kite
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	July 31, 2024	By:	/s/ HEATH R. FEAR

Heath R. Fear
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)