Form 10-Q
period 2024-09-30
KITE REALTY GROUP TRUST; Kite Realty Group, L.P.
filed 2024-10-31
CIK 1286043, 1636315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
The number of Common Shares outstanding as of October 25, 2024 was 219,666,129 ($0.01 par value).

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2024 of Kite Realty Group Trust, Kite Realty Group, L.P. and its subsidiaries. Unless stated otherwise or the context otherwise requires, references to “Kite Realty Group Trust” or the “Parent Company” mean Kite Realty Group Trust, and references to the “Operating Partnership” mean Kite Realty Group, L.P. and its consolidated subsidiaries. The terms “Company,” “we,” “us,” and “our” refer to the Parent Company and the Operating Partnership, collectively, and those entities owned or controlled by the Parent Company and/or the Operating Partnership.
The Operating Partnership is engaged in the ownership, operation, acquisition, development and redevelopment of high-quality, open-air shopping centers and mixed-use assets that are primarily grocery-anchored and located in high-growth Sun Belt markets and select strategic gateway markets in the United States, and the Parent Company conducts substantially all of its activities through the Operating Partnership and its wholly owned subsidiaries. The Parent Company is the sole general partner of the Operating Partnership and, as of September 30, 2024, owned approximately 98.2% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 1.8% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) are owned by the limited partners.
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

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
KITE REALTY GROUP TRUST
Consolidated Balance Sheets
(Unaudited)
($ in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
Assets:
Investment properties, at cost	$7,607,849	$7,740,061
Less: accumulated depreciation	(1,516,840)	(1,381,770)
Net investment properties	6,091,009	6,358,291

Cash and cash equivalents	117,530	36,413
Tenant and other receivables, including accrued straight-line rent of $65,334 and $55,482, respectively	113,811	113,290
Restricted cash and escrow deposits	5,503	5,017
Deferred costs, net	252,163	304,171
Short-term deposits	350,000	—
Prepaid and other assets	106,258	117,834
Investments in unconsolidated subsidiaries	18,803	9,062
Assets associated with investment property held for sale	74,657	—
Total assets	$7,129,734	$6,944,078

Liabilities and Equity:
Liabilities:
Mortgage and other indebtedness, net	$3,239,928	$2,829,202
Accounts payable and accrued expenses	188,928	198,079
Deferred revenue and other liabilities	248,852	272,942
Liabilities associated with investment property held for sale	3,757	—
Total liabilities	3,681,465	3,300,223

Commitments and contingencies
Limited Partners’ interests in the Operating Partnership	97,026	73,287

Equity:
Common shares, $0.01 par value, 490,000,000 shares authorized, 219,666,129 and 219,448,429 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	2,197	2,194
Additional paid-in capital	4,867,235	4,886,592
Accumulated other comprehensive income	37,704	52,435
Accumulated deficit	(1,557,767)	(1,373,083)
Total shareholders’ equity	3,349,369	3,568,138
Noncontrolling interests	1,874	2,430
Total equity	3,351,243	3,570,568
Total liabilities and equity	$7,129,734	$6,944,078
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
($ in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Rental income	$204,934	$203,990	$616,583	$612,889
Other property-related revenue	1,864	2,172	6,321	5,971
Fee income	455	1,057	4,222	3,868
Total revenue	207,253	207,219	627,126	622,728

Expenses:
Property operating	27,756	27,644	84,401	82,190
Real estate taxes	25,220	26,453	78,247	80,333
General, administrative and other	13,259	13,917	39,009	41,800
Depreciation and amortization	96,656	105,930	296,326	323,463
Impairment charges	—	477	66,201	477
Total expenses	162,891	174,421	564,184	528,263

Gain (loss) on sales of operating properties, net	602	(5,972)	(864)	22,468

Operating income	44,964	26,826	62,078	116,933
Other (expense) income:
Interest expense	(31,640)	(25,484)	(92,985)	(78,114)
Income tax expense of taxable REIT subsidiaries	(35)	(68)	(325)	(84)
Equity in loss of unconsolidated subsidiaries	(607)	(47)	(1,201)	(173)
Gain on sale of unconsolidated property, net	—	—	2,325	—
Other income, net	4,371	950	12,294	1,657
Net income (loss)	17,053	2,177	(17,814)	40,219
Net (income) loss attributable to noncontrolling interests	(324)	(107)	61	(700)
Net income (loss) attributable to common shareholders	$16,729	$2,070	$(17,753)	$39,519

Net income (loss) per common share – basic and diluted	$0.08	$0.01	$(0.08)	$0.18

Weighted average common shares outstanding – basic	219,665,836	219,381,248	219,596,590	219,323,570
Weighted average common shares outstanding – diluted	220,096,693	219,976,080	219,596,590	219,809,543

Net income (loss)	$17,053	$2,177	$(17,814)	$40,219
Change in fair value of derivatives	(12,700)	(3,040)	(14,867)	(6,043)
Total comprehensive income (loss)	4,353	(863)	(32,681)	34,176
Comprehensive (income) loss attributable to noncontrolling interests	(175)	(195)	197	(806)
Comprehensive income (loss) attributable to the Company	$4,178	$(1,058)	$(32,484)	$33,370
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2023	219,448,429	$2,194	$4,886,592	$52,435	$(1,373,083)	$3,568,138
Stock compensation activity	155,433	2	1,991	—	—	1,993
Other comprehensive income	—	—	—	2,456	—	2,456
Distributions to common shareholders	—	—	—	—	(54,901)	(54,901)
Net income attributable to common shareholders	—	—	—	—	14,156	14,156
Adjustment to redeemable noncontrolling interests	—	—	(1,010)	—	—	(1,010)
Balance at March 31, 2024	219,603,862	$2,196	$4,887,573	$54,891	$(1,413,828)	$3,530,832
Stock compensation activity	51,091	1	3,077	—	—	3,078
Other comprehensive loss	—	—	—	(4,636)	—	(4,636)
Distributions to common shareholders	—	—	—	—	(54,917)	(54,917)
Net loss attributable to common shareholders	—	—	—	—	(48,638)	(48,638)
Adjustment to redeemable noncontrolling interests	—	—	(4,118)	—	—	(4,118)
Balance at June 30, 2024	219,654,953	$2,197	$4,886,532	$50,255	$(1,517,383)	$3,421,601
Stock compensation activity	11,176	—	2,553	—	—	2,553
Other comprehensive loss	—	—	—	(12,551)	—	(12,551)
Distributions to common shareholders	—	—	—	—	(57,113)	(57,113)
Net income attributable to common shareholders	—	—	—	—	16,729	16,729
Adjustment to redeemable noncontrolling interests	—	—	(21,850)	—	—	(21,850)
Balance at September 30, 2024	219,666,129	$2,197	$4,867,235	$37,704	$(1,557,767)	$3,349,369

Balance at December 31, 2022	219,185,658	$2,192	$4,897,736	$74,344	$(1,207,757)	$3,766,515
Stock compensation activity	140,240	1	2,134	—	—	2,135
Other comprehensive loss	—	—	—	(11,557)	—	(11,557)
Distributions to common shareholders	—	—	—	—	(52,659)	(52,659)
Net income attributable to common shareholders	—	—	—	—	5,391	5,391
Adjustment to redeemable noncontrolling interests	—	—	(3,821)	—	—	(3,821)
Balance at March 31, 2023	219,325,898	$2,193	$4,896,049	$62,787	$(1,255,025)	$3,706,004
Stock compensation activity	48,377	1	2,959	—	—	2,960
Other comprehensive income	—	—	—	8,536	—	8,536
Distributions to common shareholders	—	—	—	—	(52,650)	(52,650)
Net income attributable to common shareholders	—	—	—	—	32,058	32,058
Adjustment to redeemable noncontrolling interests	—	—	(4,101)	—	—	(4,101)
Balance at June 30, 2023	219,374,275	$2,194	$4,894,907	$71,323	$(1,275,617)	$3,692,807
Stock compensation activity	(91)	—	2,968	—	—	2,968
Other comprehensive loss	—	—	—	(3,128)	—	(3,128)
Distributions to common shareholders	—	—	—	—	(52,653)	(52,653)
Net income attributable to common shareholders	—	—	—	—	2,070	2,070
Exchange of redeemable noncontrolling interests for common shares	13,161	—	301	—	—	301
Adjustment to redeemable noncontrolling interests	—	—	(7,071)	—	—	(7,071)
Balance at September 30, 2023	219,387,345	$2,194	$4,891,105	$68,195	$(1,326,200)	$3,635,294
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(17,814)	$40,219
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	299,304	326,148
Loss (gain) on sales of operating properties, net	864	(22,468)
Gain on sale of unconsolidated property, net	(2,325)	—
Impairment charges	66,201	477
Straight-line rent	(10,066)	(9,723)
Compensation expense for equity awards	8,051	7,763
Amortization of debt fair value adjustments	(9,264)	(10,027)
Amortization of in-place lease liabilities	(6,920)	(9,228)
Changes in assets and liabilities:
Tenant receivables	6,639	(2,104)
Deferred costs and other assets	(18,158)	(26,727)
Accounts payable, accrued expenses, deferred revenue and other liabilities	(8,463)	(3,153)
Net cash provided by operating activities	308,049	291,177

Cash flows from investing activities:
Acquisitions of interests in properties	(39,561)	(78,273)
Capital expenditures	(101,915)	(98,694)
Net proceeds from sales of land	6,756	917
Net proceeds from sales of operating properties	30,409	123,944
Investment in short-term deposits	(615,000)	—
Proceeds from short-term deposits	265,000	—
Small business loan repayments	—	341
Change in construction payables	(4,941)	(3,718)
Distribution from unconsolidated joint venture	1,618	—
Capital contributions to unconsolidated joint ventures	(11,825)	—
Net cash used in investing activities	(469,459)	(55,483)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	49	64
Repurchases of common shares upon the vesting of restricted shares	(907)	(767)
Debt and equity issuance costs	(7,306)	(377)
Loan proceeds	732,993	332,095
Loan payments	(313,464)	(467,149)
Distributions paid – common shareholders	(164,680)	(157,893)
Distributions paid – redeemable noncontrolling interests	(2,687)	(2,127)
Distributions to noncontrolling interests	(760)	(3,196)
Net cash provided by (used in) financing activities	243,238	(299,350)

Net change in cash, cash equivalents and restricted cash	81,828	(63,656)
Cash, cash equivalents and restricted cash, beginning of period	41,430	121,970
Cash, cash equivalents and restricted cash, end of period	$123,258	$58,314

Non-cash investing and financing activities
Exchange of redeemable noncontrolling interests for common shares	$—	$301
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(in thousands, except unit data)

	September 30, 2024	December 31, 2023
Assets:
Investment properties, at cost	$7,607,849	$7,740,061
Less: accumulated depreciation	(1,516,840)	(1,381,770)
Net investment properties	6,091,009	6,358,291

Cash and cash equivalents	117,530	36,413
Tenant and other receivables, including accrued straight-line rent of $65,334 and $55,482, respectively	113,811	113,290
Restricted cash and escrow deposits	5,503	5,017
Deferred costs, net	252,163	304,171
Short-term deposits	350,000	—
Prepaid and other assets	106,258	117,834
Investments in unconsolidated subsidiaries	18,803	9,062
Assets associated with investment property held for sale	74,657	—
Total assets	$7,129,734	$6,944,078

Liabilities and Equity:
Liabilities:
Mortgage and other indebtedness, net	$3,239,928	$2,829,202
Accounts payable and accrued expenses	188,928	198,079
Deferred revenue and other liabilities	248,852	272,942
Liabilities associated with investment property held for sale	3,757	—
Total liabilities	3,681,465	3,300,223

Commitments and contingencies
Limited Partners’ interests in the Operating Partnership	97,026	73,287

Partners’ Equity:
Common equity, 219,666,129 and 219,448,429 units issued and outstanding at September 30, 2024 and December 31, 2023, respectively	3,311,665	3,515,703
Accumulated other comprehensive income	37,704	52,435
Total Partners’ equity	3,349,369	3,568,138
Noncontrolling interests	1,874	2,430
Total equity	3,351,243	3,570,568
Total liabilities and equity	$7,129,734	$6,944,078
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Rental income	$204,934	$203,990	$616,583	$612,889
Other property-related revenue	1,864	2,172	6,321	5,971
Fee income	455	1,057	4,222	3,868
Total revenue	207,253	207,219	627,126	622,728

Expenses:
Property operating	27,756	27,644	84,401	82,190
Real estate taxes	25,220	26,453	78,247	80,333
General, administrative and other	13,259	13,917	39,009	41,800
Depreciation and amortization	96,656	105,930	296,326	323,463
Impairment charges	—	477	66,201	477
Total expenses	162,891	174,421	564,184	528,263

Gain (loss) on sales of operating properties, net	602	(5,972)	(864)	22,468

Operating income	44,964	26,826	62,078	116,933
Other (expense) income:
Interest expense	(31,640)	(25,484)	(92,985)	(78,114)
Income tax expense of taxable REIT subsidiaries	(35)	(68)	(325)	(84)
Equity in loss of unconsolidated subsidiaries	(607)	(47)	(1,201)	(173)
Gain on sale of unconsolidated property, net	—	—	2,325	—
Other income, net	4,371	950	12,294	1,657
Net income (loss)	17,053	2,177	(17,814)	40,219
Net income attributable to noncontrolling interests	(63)	(67)	(204)	(201)
Net income (loss) attributable to common unitholders	$16,990	$2,110	$(18,018)	$40,018

Allocation of net income (loss):
Limited Partners	$261	$40	$(265)	$499
Parent Company	16,729	2,070	(17,753)	39,519
	$16,990	$2,110	$(18,018)	$40,018

Net income (loss) per common unit – basic and diluted	$0.08	$0.01	$(0.08)	$0.18

Weighted average common units outstanding – basic	223,529,610	222,649,706	223,323,641	222,409,769
Weighted average common units outstanding – diluted	223,960,467	223,244,538	223,323,641	222,895,742

Net income (loss)	$17,053	$2,177	$(17,814)	$40,219
Change in fair value of derivatives	(12,700)	(3,040)	(14,867)	(6,043)
Total comprehensive income (loss)	4,353	(863)	(32,681)	34,176
Comprehensive income attributable to noncontrolling interests	(63)	(67)	(204)	(201)
Comprehensive income (loss) attributable to common unitholders	$4,290	$(930)	$(32,885)	$33,975
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Statements of Partners’ Equity
(Unaudited)
(in thousands)

	General Partner		Total
	Common Equity	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2023	$3,515,703	$52,435	$3,568,138
Stock compensation activity	1,993	—	1,993
Other comprehensive income attributable to Parent Company	—	2,456	2,456
Distributions to Parent Company	(54,901)	—	(54,901)
Net income attributable to Parent Company	14,156	—	14,156
Adjustment to redeemable noncontrolling interests	(1,010)	—	(1,010)
Balance at March 31, 2024	$3,475,941	$54,891	$3,530,832
Stock compensation activity	3,078	—	3,078
Other comprehensive loss attributable to Parent Company	—	(4,636)	(4,636)
Distributions to Parent Company	(54,917)	—	(54,917)
Net loss attributable to Parent Company	(48,638)	—	(48,638)
Adjustment to redeemable noncontrolling interests	(4,118)	—	(4,118)
Balance at June 30, 2024	$3,371,346	$50,255	$3,421,601
Stock compensation activity	2,553	—	2,553
Other comprehensive loss attributable to Parent Company	—	(12,551)	(12,551)
Distributions to Parent Company	(57,113)	—	(57,113)
Net income attributable to Parent Company	16,729	—	16,729
Adjustment to redeemable noncontrolling interests	(21,850)	—	(21,850)
Balance at September 30, 2024	$3,311,665	$37,704	$3,349,369

Balance at December 31, 2022	$3,692,171	$74,344	$3,766,515
Stock compensation activity	2,135	—	2,135
Other comprehensive loss attributable to Parent Company	—	(11,557)	(11,557)
Distributions to Parent Company	(52,659)	—	(52,659)
Net income attributable to Parent Company	5,391	—	5,391
Adjustment to redeemable noncontrolling interests	(3,821)	—	(3,821)
Balance at March 31, 2023	$3,643,217	$62,787	$3,706,004
Stock compensation activity	2,960	—	2,960
Other comprehensive income attributable to Parent Company	—	8,536	8,536
Distributions to Parent Company	(52,650)	—	(52,650)
Net income attributable to Parent Company	32,058	—	32,058
Adjustment to redeemable noncontrolling interests	(4,101)	—	(4,101)
Balance at June 30, 2023	$3,621,484	$71,323	$3,692,807
Stock compensation activity	2,968	—	2,968
Other comprehensive loss attributable to Parent Company	—	(3,128)	(3,128)
Distributions to Parent Company	(52,653)	—	(52,653)
Net income attributable to Parent Company	2,070	—	2,070
Conversion of Limited Partner Units to shares of the Parent Company	301	—	301
Adjustment to redeemable noncontrolling interests	(7,071)	—	(7,071)
Balance at September 30, 2023	$3,567,099	$68,195	$3,635,294
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(17,814)	$40,219
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	299,304	326,148
Loss (gain) on sales of operating properties, net	864	(22,468)
Gain on sale of unconsolidated property, net	(2,325)	—
Impairment charges	66,201	477
Straight-line rent	(10,066)	(9,723)
Compensation expense for equity awards	8,051	7,763
Amortization of debt fair value adjustments	(9,264)	(10,027)
Amortization of in-place lease liabilities	(6,920)	(9,228)
Changes in assets and liabilities:
Tenant receivables	6,639	(2,104)
Deferred costs and other assets	(18,158)	(26,727)
Accounts payable, accrued expenses, deferred revenue and other liabilities	(8,463)	(3,153)
Net cash provided by operating activities	308,049	291,177

Cash flows from investing activities:
Acquisition of interests in properties	(39,561)	(78,273)
Capital expenditures	(101,915)	(98,694)
Net proceeds from sales of land	6,756	917
Net proceeds from sales of operating properties	30,409	123,944
Investment in short-term deposits	(615,000)	—
Proceeds from short-term deposits	265,000	—
Small business loan repayments	—	341
Change in construction payables	(4,941)	(3,718)
Distribution from unconsolidated joint venture	1,618	—
Capital contributions to unconsolidated joint ventures	(11,825)	—
Net cash used in investing activities	(469,459)	(55,483)

Cash flows from financing activities:
Contributions from the General Partner	49	64
Repurchases of common shares upon the vesting of restricted shares	(907)	(767)
Debt and equity issuance costs	(7,306)	(377)
Loan proceeds	732,993	332,095
Loan payments	(313,464)	(467,149)
Distributions paid – common unitholders	(164,680)	(157,893)
Distributions paid – redeemable noncontrolling interests	(2,687)	(2,127)
Distributions to noncontrolling interests	(760)	(3,196)
Net cash provided by (used in) financing activities	243,238	(299,350)

Net change in cash, cash equivalents and restricted cash	81,828	(63,656)
Cash, cash equivalents and restricted cash, beginning of period	41,430	121,970
Cash, cash equivalents and restricted cash, end of period	$123,258	$58,314

Non-cash investing and financing activities
Conversion of Limited Partner Units to shares of the Parent Company	$—	$301
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2024
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
The Parent Company is the sole general partner of the Operating Partnership and, as of September 30, 2024, owned approximately 98.2% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 1.8% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) were owned by the limited partners. As the sole general partner of the Operating Partnership, the Parent Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. The Parent Company and the Operating Partnership are operated as one enterprise. The management of the Parent Company consists of the same members as the management of the Operating Partnership. As the sole general partner with control of the Operating Partnership, the Parent Company consolidates the Operating Partnership for financial reporting purposes, and the Parent Company does not have any significant assets other than its investment in the Operating Partnership.
The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the presentation not misleading. The unaudited consolidated financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 include all adjustments, consisting of normal recurring adjustments, necessary in the opinion of management to present fairly the financial information set forth therein. The unaudited consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the combined Annual Report on Form 10-K of the Parent Company and the Operating Partnership for the year ended December 31, 2023.
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

As of September 30, 2024, the Company’s portfolio consisted of the following:

	Properties	Square Footage
Operating retail properties(1)	179	27,720,361
Office properties	1	287,291
Development and redevelopment projects:
Carillon medical office building	1	126,000
The Corner – IN(2)	1	24,000
One Loudoun Expansion(3)	—	119,000
Hamilton Crossing Centre	1	92,283
Edwards Multiplex – Ontario	1	124,614
(1)Included within operating retail properties are 10 properties that contain an office component. Excludes one operating retail property classified as held for sale as of September 30, 2024. Of the 179 operating retail properties, 176 are consolidated within these financial statements and the remaining three are accounted for under the equity method.
(2)This property is held in an unconsolidated joint venture in which the Company has a 50% ownership interest.
(3)During the three months ended September 30, 2024, the Company began development activities on the retail and office portions of the expansion project at One Loudoun Downtown (the “One Loudoun Expansion”) in the Washington, D.C. metropolitan statistical area (“MSA”). The Company estimates that it will incur net project costs of approximately $65.0 million to $75.0 million related to the One Loudoun Expansion.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Components of Investment Properties
The following table summarizes the composition of the Company’s investment properties as of September 30, 2024 and December 31, 2023 (in thousands):

	Balance as of
	September 30, 2024	December 31, 2023
Land, buildings and improvements	$7,543,145	$7,684,066
Construction in progress	64,704	55,995
Investment properties, at cost	$7,607,849	$7,740,061
Components of Rental Income including Allowance for Uncollectible Accounts
Rental income related to the Company’s operating leases is comprised of the following for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fixed contractual lease payments – operating leases	$163,913	$159,491	$486,126	$478,215
Variable lease payments – operating leases	36,939	38,100	117,072	117,730
Bad debt reserve	(1,468)	(219)	(3,601)	(2,007)
Straight-line rent adjustments	3,595	3,132	9,787	9,900
Straight-line rent reserve for uncollectibility	(309)	(367)	279	(177)
Amortization of in-place lease liabilities, net	2,264	3,853	6,920	9,228
Rental income	$204,934	$203,990	$616,583	$612,889
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

Short-Term Deposits
In January 2024, the Company invested $265.0 million in short-term deposits at Goldman Sachs Bank USA (“Goldman Sachs”) and KeyBank National Association (“KeyBank”). These short-term deposits earned interest at a weighted average interest rate of 5.34% with a final maturity date of July 22, 2024. During the nine months ended September 30, 2024, the Company earned $6.3 million of interest income on the January 2024 deposits, which is recorded within “Other income, net” in the accompanying consolidated statements of operations and comprehensive income.
In August 2024, the Company invested $350.0 million in short-term deposits at Goldman Sachs and KeyBank. The deposit balance approximates fair value and earns interest at a weighted average interest rate of 5.05% with a final maturity date in February 2025. During the three months ended September 30, 2024, the Company earned $2.2 million of interest income on the August 2024 deposits, which is recorded within “Other income, net” in the accompanying consolidated statements of operations and comprehensive income.
Consolidation and Investments in Joint Ventures
The accompanying financial statements are presented on a consolidated basis and include all accounts of the Parent Company, the Operating Partnership, the taxable REIT subsidiaries (“TRSs”) of the Operating Partnership, subsidiaries of the Operating Partnership that are controlled, and any variable interest entities (“VIEs”) in which the Operating Partnership is the primary beneficiary. As of September 30, 2024, we owned investments in two consolidated joint ventures that were VIEs in which the partners did not have substantive participating rights and we were the primary beneficiary. As of September 30, 2024, these consolidated VIEs had mortgage debt totaling $110.3 million, which was secured by assets of the VIEs totaling $218.1 million. The Operating Partnership guarantees the mortgage debt of these VIEs.
The Operating Partnership is considered a VIE as the limited partners do not hold kick-out rights or substantive participating rights. The Parent Company consolidates the Operating Partnership as it is the primary beneficiary.
As of September 30, 2024, the Company also owned investments in four unconsolidated joint ventures accounted for under the equity method, which are not considered VIEs. On January 31, 2024, the joint venture that owned Glendale Center Apartments, of which we have an 11.5% ownership interest, sold the 267-unit property to a third party, resulting in a gain on sale of $20.2 million. The Company recognized its share of the gain on sale of unconsolidated property of $2.3 million during the nine months ended September 30, 2024. In addition, the Company received a $1.6 million distribution upon the disposition of the property. The Company maintains an investment in the joint venture, which is in the process of winding up its activities and distributing remaining net assets. Glendale Center Apartments is adjacent to our Glendale Town Center operating retail property in the Indianapolis MSA.
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
Noncontrolling Interests
We report the non-redeemable noncontrolling interests in subsidiaries as equity, and the amount of consolidated net income attributable to these noncontrolling interests is set forth separately in the accompanying consolidated financial statements. The following table summarizes the non-redeemable noncontrolling interests in consolidated properties for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Noncontrolling interests balance as of January 1,	$2,430	$5,370
Net income allocable to noncontrolling interests, excluding redeemable noncontrolling interests	204	201
Distributions to noncontrolling interests(1)	(760)	(3,196)
Noncontrolling interests balance as of September 30,	$1,874	$2,375
(1)During the nine months ended September 30, 2023, we received a $3.2 million distribution from excess proceeds related to a third-party financing.
Noncontrolling Interests – Joint Venture
Prior to the October 2021 merger with Retail Properties of America, Inc. (“RPAI”), RPAI entered into a joint venture related to the development, ownership and operation of the multifamily rental portion of the expansion project at One Loudoun Downtown – Pads G & H. The Company owns 90% of the joint venture.
Under terms defined in the joint venture agreement, after construction completion and stabilization of the development project (as defined in the joint venture agreement), the Company has the ability to call, and the joint venture partner has the ability to put to the Company, subject to certain conditions, the joint venture partner’s interest in the joint venture at fair value. As of September 30, 2024, the conditions for exercising the put and call options have been met but neither the Company nor the joint venture partner has exercised their respective options.
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
Redeemable Noncontrolling Interests – Limited Partners
Limited Partner Units are redeemable noncontrolling interests in the Operating Partnership. We classify redeemable noncontrolling interests in the Operating Partnership in the accompanying consolidated balance sheets outside of permanent equity because we may be required to pay cash to holders of Limited Partner Units upon redemption of their interests in the Operating Partnership or deliver registered shares upon their conversion. The carrying amount of the redeemable noncontrolling interests in the Operating Partnership is reflected at the greater of historical book value or redemption value with a corresponding adjustment to additional paid-in capital. As of September 30, 2024 and December 31, 2023, the redemption value of the redeemable noncontrolling interests in the Operating Partnership exceeded the historical book value, and the balances were accordingly adjusted to redemption value.

We allocate net operating results of the Operating Partnership after noncontrolling interests in the consolidated properties based on the partners’ respective weighted average ownership interest. We adjust the redeemable noncontrolling interests in the Operating Partnership at the end of each reporting period to reflect their interests in the Operating Partnership or redemption value. This adjustment is reflected in our shareholders’ and Parent Company’s equity. For the three and nine months ended September 30, 2024 and 2023, the weighted average interests of the Parent Company and the limited partners in the Operating Partnership were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Parent Company’s weighted average interest in the Operating Partnership	98.3%	98.5%	98.3%	98.6%
Limited partners’ weighted average interests in the Operating Partnership	1.7%	1.5%	1.7%	1.4%
As of September 30, 2024, the Parent Company’s interest and the limited partners’ redeemable noncontrolling ownership interests in the Operating Partnership were 98.2% and 1.8%. As of December 31, 2023, the Parent Company’s interest and the limited partners’ redeemable noncontrolling ownership interests in the Operating Partnership were 98.4% and 1.6%.
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
There were 3,960,037 and 3,512,868 Limited Partner Units outstanding as of September 30, 2024 and December 31, 2023, respectively. The increase in Limited Partner Units outstanding from December 31, 2023 is due to non-cash compensation awards granted to our executive officers in the form of Limited Partner Units and the exercise of previously granted Appreciation Only Long-Term Incentive Plan (“AO LTIP”) Units in exchange for Limited Partner Units.
The redeemable noncontrolling interests in the Operating Partnership for the nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Redeemable noncontrolling interests balance as of January 1,	$73,287	$53,967
Net (loss) income allocable to redeemable noncontrolling interests	(265)	499
Distributions declared to redeemable noncontrolling interests	(2,838)	(2,281)
Other, net including adjustments to redemption value	26,842	14,815
Total limited partners’ interests in the Operating Partnership balance as of September 30,	$97,026	$67,000
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
Effects of Accounting Pronouncements
In March 2024, the SEC issued a final rule, The Enhancement and Standardization of Climate-Related Disclosures for Investors. This final rule is effective for the Company for the fiscal year beginning in 2025 and requires companies to annually disclose climate-related information in registration statements and annual reports, including material climate-related risks and impacts on the Company, information about board oversight, risk management activities, and any material climate-related targets or goals. In addition, the final rule requires disclosure of material Scope 1 and/or Scope 2 greenhouse gas emissions, which will be subject to independent third-party assurance, and the financial statement effects of severe weather events and other natural conditions. In April 2024, the SEC announced a stay of these climate disclosure rules pending judicial review. The Company is continuing to evaluate the impact of this final rule until it becomes effective.
In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures. This new guidance became effective for the Company on January 1, 2024 and provides new disclosure requirements on significant segment expenses that will begin with the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2024. Public entities with a single reportable segment such as the Company must apply all of the new disclosure requirements as well as all existing segment disclosure and reconciliation requirements in Topic 280 on an annual and interim basis. The adoption of this pronouncement on January 1, 2024 did not have any effect on the Company’s consolidated financial statements. The amended disclosure guidance will be applied prospectively.
NOTE 3. ACQUISITIONS
The Company closed on the following asset acquisition during the nine months ended September 30, 2024 (dollars in thousands):

Date	Property Name	MSA	Property Type	Square Footage	Acquisition Price
August 30, 2024	Parkside West Cobb	Atlanta	Multi-tenant retail	141,627	$40,125
The Company closed on the following asset acquisition during the nine months ended September 30, 2023 (dollars in thousands):

Date	Property Name	MSA	Property Type	Square Footage	Acquisition Price
September 22, 2023	Prestonwood Place	Dallas/Ft. Worth	Multi-tenant retail	155,975	$81,000
The above acquisitions were funded using a combination of available cash on hand, proceeds from dispositions and proceeds from the Company’s unsecured revolving line of credit. Substantially all of the purchase price was allocated to investment properties.
NOTE 4. DISPOSITIONS AND IMPAIRMENT CHARGES
The Company closed on the following disposition during the nine months ended September 30, 2024 (dollars in thousands):

Date	Property Name	MSA	Property Type	Square Footage	Sales Price	Gain (Loss)
May 31, 2024	Ashland & Roosevelt	Chicago	Multi-tenant retail	104,176	$30,600	$(1,234)

In addition, during the three months ended September 30, 2024, the Company received proceeds of $0.6 million and recognized a gain of $0.6 million as a result of the receipt of an escrow related to the disposition of Reisterstown Road Plaza that previously closed on September 11, 2023.
The Company closed on the following dispositions during the nine months ended September 30, 2023 (dollars in thousands):

Date	Property Name	MSA	Property Type	Square Footage	Sales Price	Gain (Loss)
May 8, 2023	Kingwood Commons	Houston	Multi-tenant retail	158,172	$27,350	$4,736
June 8, 2023	Pan Am Plaza & Garage	Indianapolis	Land & garage	—	52,025	23,635
September 11, 2023	Reisterstown Road Plaza	Baltimore	Multi-tenant retail	376,683	48,250	(5,903)
				534,855	$127,625	$22,468
Since June 30, 2024, we have classified City Center, a 362,278 square foot multi-tenant retail property in the New York MSA, as held for sale as the Company has committed to a plan to sell this asset and expects that the sale will be completed within one year. This property qualified for held-for-sale accounting treatment upon meeting all applicable GAAP criteria as of June 30, 2024, at which time depreciation and amortization were ceased. In addition, the assets and liabilities associated with this property remain separately classified as held for sale in the accompanying consolidated balance sheet as of September 30, 2024. No properties qualified for held-for-sale accounting treatment as of December 31, 2023.
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
The following table presents the assets and liabilities associated with City Center, the investment property that remains classified as held for sale as of September 30, 2024 (in thousands):

September 30, 2024
Assets
Net investment properties	$68,567

Tenant and other receivables	2,358
Restricted cash and escrow deposits	225
Deferred costs, net	2,638
Prepaid and other assets	869
Assets associated with investment property held for sale	$74,657

Liabilities
Accounts payable and accrued expenses	$461
Deferred revenue and other liabilities	3,296
Liabilities associated with investment property held for sale	$3,757
During the three months ended September 30, 2023, in connection with the preparation and review of the third quarter 2023 financial statements, the Company recorded a $0.5 million impairment charge in connection with the sale of Eastside, a 43,640 square foot multi-tenant retail property in the Dallas/Ft. Worth MSA, as a result of a change in the expected hold period. The Company recorded the asset at the lower of cost or fair value less estimated costs to sell, which was approximately $14.1 million. The estimated fair value of Eastside was based upon the expected sales price from an executed sales contract and determined to be a Level 3 input within the fair value hierarchy. Eastside was sold on October 24, 2023 for a gross sales price of $14.4 million.
There were no discontinued operations for the nine months ended September 30, 2024 and 2023 as none of the dispositions or planned dispositions represented a strategic shift that has had, or will have, a material effect on our operations or financial results.
NOTE 5. DEFERRED COSTS AND INTANGIBLES, NET
Deferred costs consist primarily of acquired lease intangible assets, broker fees and capitalized internal commissions incurred in connection with lease originations. Deferred leasing costs, lease intangibles and similar costs are amortized on a straight-line basis over the terms of the related leases. As of September 30, 2024 and December 31, 2023, deferred costs consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Acquired lease intangible assets	$375,055	$433,771
Deferred leasing costs and other	85,713	74,662
	460,768	508,433
Less: accumulated amortization	(205,967)	(204,262)
	$254,801	$304,171
Less: deferred costs associated with investment property held for sale	(2,638)	—
Deferred costs, net	$252,163	$304,171
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

	Nine Months Ended September 30,
	2024	2023
Amortization of deferred leasing costs, lease intangibles and other	$59,549	$83,768
Amortization of above-market lease intangibles	$7,309	$9,305
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
As of September 30, 2024 and December 31, 2023, deferred revenue, intangibles, net and other liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Unamortized in-place lease liabilities	$147,363	$159,449
Retainages payable and other	7,873	9,229
Tenant rents received in advance	29,349	35,339
Lease liabilities	67,563	68,925
	$252,148	$272,942
Less: deferred revenue associated with investment property held for sale	(3,296)	—
Deferred revenue and other liabilities	$248,852	$272,942

The amortization of below-market lease intangibles is included as a component of “Rental income” in the accompanying consolidated statements of operations and comprehensive income and totaled $14.2 million and $18.5 million for the nine months ended September 30, 2024 and 2023, respectively.
NOTE 7. MORTGAGE AND OTHER INDEBTEDNESS
The following table summarizes the Company’s indebtedness as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Mortgages payable	$149,477	$153,306
Senior unsecured notes	2,380,000	1,829,635
Unsecured term loans	700,000	820,000
Unsecured revolving line of credit	—	—
	3,229,477	2,802,941
Unamortized discounts and premiums, net	24,013	35,765
Unamortized debt issuance costs, net	(13,562)	(9,504)
Total mortgage and other indebtedness, net	$3,239,928	$2,829,202
Consolidated indebtedness, including weighted average interest rates and weighted average maturities as of September 30, 2024, considering the impact of interest rate swaps, is summarized below (dollars in thousands):

	Amount Outstanding	Ratio	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate debt(1)	$3,059,277	95%	4.18%	4.4
Variable rate debt(2)	170,200	5%	7.94%	1.9
Debt discounts, premiums and issuance costs, net	10,451	N/A	N/A	N/A
Mortgage and other indebtedness, net	$3,239,928	100%	4.38%	4.3
(1)Fixed rate debt includes the portion of variable rate debt that has been hedged by interest rate swaps. As of September 30, 2024, $700.0 million in variable rate debt is hedged to a fixed rate for a weighted average of 1.1 years.
(2)Variable rate debt includes the portion of fixed rate debt that has been hedged by interest rate swaps. As of September 30, 2024, $155.0 million in fixed rate debt is hedged to a floating rate for a weighted average of 0.9 years.
Mortgages Payable
The following table summarizes the Company’s mortgages payable (dollars in thousands):

	September 30, 2024			December 31, 2023
	Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity	Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate mortgages payable(1)	$134,277	5.10%	7.4	$136,306	5.09%	8.1
Variable rate mortgage payable(2)	15,200	7.02%	1.8	17,000	7.59%	2.6
Total mortgages payable	$149,477			$153,306
(1)The fixed rate mortgages had interest rates ranging from 3.75% to 5.73% as of September 30, 2024 and December 31, 2023.
(2)The interest rate on the variable rate mortgage is based on Bloomberg Short Term Bank Yield Index (“BSBY”) plus 215 basis points. The one-month BSBY rate was 4.87% and 5.44% as of September 30, 2024 and December 31, 2023, respectively. Subsequent to September 30, 2024, the Secured Overnight Financing Rate (“SOFR”) replaced BSBY as the index for the variable rate mortgage.
Mortgages payable, which are secured by certain real estate and, in some cases, by guarantees from the Operating Partnership, are generally due in monthly installments of principal and interest and mature over various terms through 2033. During the nine months ended September 30, 2024, we made scheduled principal payments of $3.8 million related to amortizing loans.

Unsecured Notes
The following table summarizes the Company’s senior unsecured notes and exchangeable senior notes (dollars in thousands):

		September 30, 2024		December 31, 2023
	Maturity Date	Balance	Interest Rate	Balance	Interest Rate
Senior notes – 4.58% due 2024	June 30, 2024	$—	—%	$149,635	4.58%
Senior notes – 4.00% due 2025	March 15, 2025	350,000	4.00%	350,000	4.00%
Senior notes – SOFR + 3.65% due 2025(1)	September 10, 2025	80,000	7.98%	80,000	9.27%
Senior notes – 4.08% due 2026	September 30, 2026	100,000	4.08%	100,000	4.08%
Senior notes – 4.00% due 2026	October 1, 2026	300,000	4.00%	300,000	4.00%
Senior exchangeable notes – 0.75% due 2027	April 1, 2027	175,000	0.75%	175,000	0.75%
Senior notes – SOFR + 3.75% due 2027(2)	September 10, 2027	75,000	8.08%	75,000	9.37%
Senior notes – 4.24% due 2028	December 28, 2028	100,000	4.24%	100,000	4.24%
Senior notes – 4.82% due 2029	June 28, 2029	100,000	4.82%	100,000	4.82%
Senior notes – 4.75% due 2030	September 15, 2030	400,000	4.75%	400,000	4.75%
Senior notes – 4.95% due 2031	December 15, 2031	350,000	4.95%	—	—%
Senior notes – 5.50% due 2034(3)	March 1, 2034	350,000	4.60%	—	—%
Total senior unsecured notes		$2,380,000		$1,829,635
(1)$80,000 of 4.47% senior unsecured notes due 2025 has been swapped to a variable rate of three-month SOFR plus 3.65% through September 10, 2025.
(2)$75,000 of 4.57% senior unsecured notes due 2027 has been swapped to a variable rate of three-month SOFR plus 3.75% through September 10, 2025.
(3)The coupon rate of the Notes Due 2034 (defined below) is 5.50%; however, as a result of hedging activities, the Company’s interest rate is 4.60%.
In January 2024, the Company completed a public offering of $350.0 million in aggregate principal amount of 5.50% senior unsecured notes due 2034 (the “Notes Due 2034”). The Notes Due 2034 were priced at 98.670% of the principal amount to yield 5.673% to maturity and will mature on March 1, 2034, unless earlier redeemed. The proceeds were used to repay the $149.6 million principal balance of the 4.58% senior unsecured notes that matured on June 30, 2024 and the $120.0 million unsecured term loan that matured on July 17, 2024 (the “$120M Term Loan”) and for general corporate purposes.
In August 2024, the Company completed a public offering of $350.0 million in aggregate principal amount of 4.95% senior unsecured notes due 2031 (the “Notes Due 2031”). The Notes Due 2031 were priced at 99.328% of the principal amount to yield 5.062% to maturity and will mature on December 15, 2031, unless earlier redeemed. The Company expects the proceeds will be used to repay the $350.0 million principal balance of the 4.00% senior unsecured notes due 2025 (the “Notes Due 2025”) and for general corporate purposes.
Exchangeable Senior Notes
In March 2021, the Operating Partnership issued $175.0 million aggregate principal amount of 0.75% exchangeable senior notes maturing in April 2027 (the “Exchangeable Notes”). The Exchangeable Notes are governed by an indenture between the Operating Partnership, the Company and U.S. Bank National Association, as trustee. The net proceeds from the offering of the Exchangeable Notes were approximately $169.7 million after deducting the underwriting fees and other expenses paid by the Company. The Exchangeable Notes bear interest at a rate of 0.75% per annum, payable semi-annually in arrears, and will mature on April 1, 2027. During the nine months ended September 30, 2024 and 2023, we recognized approximately $1.0 million of interest expense related to the Exchangeable Notes.
Prior to January 1, 2027, the Exchangeable Notes will be exchangeable into cash up to the principal amount of the Exchangeable Notes exchanged and, if applicable, cash or common shares or a combination thereof only upon certain circumstances and during certain periods. On or after January 1, 2027, the Exchangeable Notes will be exchangeable into cash up to the principal amount of the Exchangeable Notes exchanged and, if applicable, cash or common shares or a combination thereof at the option of the holders at any time prior to the close of business on the second scheduled trading day preceding the maturity date. The initial exchange rate is 39.6628 common shares per $1,000 principal amount of Exchangeable Notes, which is equivalent to an initial exchange price of approximately $25.21 per common share and an exchange premium of approximately 25% based upon the closing price of $20.17 per common share on March 17, 2021. The exchange rate is subject to adjustment upon the occurrence of certain events but will not be adjusted for any accrued and unpaid interest. As of September 30, 2024, the exchange rate of the Exchangeable Notes is 40.6713 common shares per $1,000 principal amount of Exchangeable Notes due to adjustments related to dividends paid.
The Operating Partnership may redeem the Exchangeable Notes at its option, in whole or in part, on any business day on or after April 5, 2025, if the last reported sale price of the common shares has been at least 130% of the exchange price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Operating Partnership provides notice of redemption at a redemption price equal to 100% of the principal amount of the Exchangeable Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
In connection with the Exchangeable Notes, the Operating Partnership entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain of the initial purchasers of the Exchangeable Notes or their respective affiliates. The Capped Call Transactions initially cover, subject to anti-dilution adjustments substantially similar to those applicable to the Exchangeable Notes, the number of common shares underlying the Exchangeable Notes. The Capped Call Transactions are generally expected to reduce the potential dilution to holders of common shares upon exchange of the Exchangeable Notes. The cap price of the Capped Call Transactions was initially approximately $30.26, which represented a premium of approximately 50% over the last reported sale price of our common shares on March 17, 2021 and is subject to anti-dilution adjustments under the terms of the Capped Call Transactions. We incurred $9.8 million of costs related to the Capped Call Transactions, which are included within “Additional paid-in capital” in the accompanying consolidated balance sheets.
Unsecured Term Loans and Revolving Line of Credit
The following table summarizes the Company’s term loans and revolving line of credit (dollars in thousands):

		September 30, 2024		December 31, 2023
	Maturity Date	Balance	Interest Rate	Balance	Interest Rate
Unsecured term loan due 2024 – fixed rate(1)	July 17, 2024	$—	—%	$120,000	2.68%
Unsecured term loan due 2025 – fixed rate(2)	October 24, 2025	250,000	5.09%	250,000	5.09%
Unsecured term loan due 2026 – fixed rate(3)	July 17, 2026	150,000	2.73%	150,000	2.73%
Unsecured term loan due 2029 – fixed rate(4)	July 29, 2029	300,000	3.82%	300,000	3.82%
Total unsecured term loans		$700,000		$820,000

Unsecured credit facility revolving line of credit – variable rate(5)	January 8, 2026	$—	6.11%	$—	6.58%
(1)As of December 31, 2023, $120,000 of SOFR-based variable rate debt had been swapped to a fixed rate of 1.58% plus a credit spread based on a ratings grid ranging from 0.80% to 1.65% through July 17, 2024. The applicable credit spread was 1.10% as of December 31, 2023.
(2)$250,000 of SOFR-based variable rate debt has been swapped to a fixed rate of 5.09% through October 24, 2025. The maturity date of the term loan may be extended for up to three additional periods of one year each at the Operating Partnership’s option, subject to certain conditions.
(3)$150,000 of SOFR-based variable rate debt has been swapped to a fixed rate of 1.68% plus a credit spread based on a ratings grid ranging from 0.75% to 1.60% through July 17, 2026. The applicable credit spread was 1.05% as of September 30, 2024 and December 31, 2023.
(4)$300,000 of SOFR-based variable rate debt has been swapped to a fixed rate of 2.47% plus a credit spread based on a ratings grid ranging from 1.15% to 2.20% through August 1, 2025. The applicable credit spread was 1.35% as of September 30, 2024 and December 31, 2023.
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
Borrowings under the Revolving Facility bear interest at a rate per annum equal to SOFR plus a margin based on the Operating Partnership’s leverage ratio or credit rating, respectively, plus a facility fee based on the Operating Partnership’s leverage ratio or credit rating, respectively. The SOFR rate is also subject to an additional 0.10% spread adjustment as specified in the Second Amendment. The Revolving Facility is currently priced on the leverage-based pricing grid. In accordance with the Credit Agreement, the credit spread set forth in the leverage grid resets quarterly based on the Company’s leverage, as calculated at the previous quarter end. The Company may irrevocably elect to convert to the ratings-based pricing grid at any time. As of September 30, 2024, making such an election would have resulted in a lower interest rate; however, the Company had not made the election to convert to the ratings-based pricing grid. The Credit Agreement includes a sustainability metric based on targeted greenhouse gas emission reductions, which results in a reduction of the otherwise applicable interest rate margin by one basis point upon achievement of targets set forth therein. The greenhouse gas emission reduction targets have not been achieved as of September 30, 2024.
The following table summarizes the key terms of the Revolving Facility as of September 30, 2024 (dollars in thousands):

				Leverage-Based Pricing		Investment Grade Pricing
Credit Agreement	Maturity Date	Extension Option	Extension Fee	Credit Spread	Facility Fee	Credit Spread	Facility Fee	SOFR Adjustment
$1,100,000 unsecured revolving line of credit	1/8/2026	2 six-month	0.075%	1.05%–1.50%	0.15%–0.30%	0.725%–1.40%	0.125%–0.30%	0.10%
The Operating Partnership’s ability to borrow under the Credit Agreement is subject to ongoing compliance by the Operating Partnership and its subsidiaries with various restrictive covenants, including with respect to liens, transactions with affiliates, dividends, mergers and asset sales. In addition, the Credit Agreement requires that the Operating Partnership satisfy certain financial covenants, including (i) a maximum leverage ratio; (ii) a minimum fixed charge coverage ratio; (iii) a maximum secured indebtedness ratio; (iv) a maximum unsecured leverage ratio; and (v) a minimum unencumbered interest coverage ratio. As of September 30, 2024, we were in compliance with all such covenants.
Subsequent to September 30, 2024, the Operating Partnership and the Company entered into the Third Amendment (the “Third Amendment”) to the Sixth Amended and Restated Credit Agreement, dated as of July 8, 2021 (as amended, the “Amended Credit Agreement”) that extended the maturity date of the Revolving Facility to October 3, 2028 with the option to extend such maturity date for either one one-year period or up to two six-month periods at the Company’s election, subject to the payment of an extension fee and certain other customary conditions. The credit spreads and facility fees for both the leverage-based and investment grade pricing grids remain the same; however, the Company has the ability to obtain more favorable pricing in certain circumstances when its total leverage ratio is (x) less than or equal to 35.0% or (y) greater than 35.0% but less than or equal to 37.5% with respect to not more than one fiscal quarter following a period in which the condition described in clause (x) was satisfied (the “Leverage Toggle”). In addition, the Third Amendment includes an adjustment to the sustainability-linked pricing provisions that allows the otherwise applicable interest rate margin to be reduced by up to two basis points if certain greenhouse gas emission reduction targets are achieved.
Unsecured Term Loans
As of September 30, 2024, the Operating Partnership has the following unsecured term loans: (i) a $250.0 million unsecured term loan due October 2025 (the “$250M Term Loan”), (ii) a $150.0 million unsecured term loan due July 2026 (the “$150M Term Loan”), and (iii) the $300M Term Loan that matures in July 2029, each of which bears interest at a rate of SOFR plus a credit spread. The $150M Term Loan and the $300M Term Loan are each priced on a ratings-based pricing grid while the $250M Term Loan is priced on a leverage-based pricing grid. The agreements related to the $150M Term Loan and $300M Term Loan include a sustainability metric based on targeted greenhouse gas emission reductions, which results in a reduction of the otherwise applicable interest rate margin by one basis point upon achievement of targets set forth in each agreement. The greenhouse gas emission reduction targets have not been achieved as of September 30, 2024.
The following table summarizes the key terms of the unsecured term loans as of September 30, 2024 (dollars in thousands):

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
The Operating Partnership has the option to increase the $150M Term Loan to $250.0 million upon the Operating Partnership’s request, subject to certain conditions including obtaining commitments from any one or more lenders, whether or not currently party to the term loan agreement, to provide such increased amounts. The Operating Partnership is permitted to prepay the $150M Term Loan in whole or in part, at any time, without being subject to a prepayment fee.
The Operating Partnership has the option to increase the $250M Term Loan to $300.0 million, subject to certain conditions including obtaining commitments from any one or more lenders, whether or not currently party to the term loan agreement, to provide such increased amounts. The Operating Partnership is permitted to prepay the $250M Term Loan in whole or in part, without premium or penalty.
The Operating Partnership is permitted to prepay the $300M Term Loan in whole or in part, at any time, without premium or penalty.
The unsecured term loan agreements contain representations, financial and other affirmative and negative covenants and events of default that are substantially similar to those contained in the Credit Agreement. The unsecured term loan agreements all rank pari passu with the Operating Partnership’s Revolving Facility and other unsecured indebtedness of the Operating Partnership.
The Third Amendment also applied the Leverage Toggle and adjustment to the sustainability-linked pricing provisions to the $300M Term Loan.
In addition, subsequent to September 30, 2024, the Operating Partnership entered into the Second Amendment (the “Second Amendment”) to the term loan agreement related to the $250M Term Loan that extended the maturity date of the $250M Term Loan to October 24, 2027 with the option to extend such maturity date by one one-year period at the Company’s election, subject to the payment of an extension fee and certain other customary conditions. In conjunction with the Second Amendment, the $250M Term Loan will be priced on a ratings-based pricing grid with the interest rate equal to (x) a margin ranging from 0.75% to 1.60% or (y) a base rate plus a margin ranging from 0.00% to 0.60% and includes the same Leverage Toggle for determining pricing and sustainability-linked pricing provisions as described above for the Third Amendment to the Amended Credit Agreement.
Debt Issuance Costs
Debt issuance costs are amortized over the terms of the respective loan agreements. The following amounts of amortization of debt issuance costs are included as a component of “Interest expense” in the accompanying consolidated statements of operations and comprehensive income (in thousands):

	Nine Months Ended September 30,
	2024	2023
Amortization of debt issuance costs	$2,978	$2,685

Debt Discounts and Premiums
Debt discounts and premiums, including the related value of interest rate swaps that were assumed in the October 2021 merger with RPAI, are amortized over the terms of the respective loan agreements. The following amounts of amortization are included as a component of “Interest expense” in the accompanying consolidated statements of operations and comprehensive income (in thousands):

	Nine Months Ended September 30,
	2024	2023
Amortization of debt discounts, premiums and hedge instruments	$10,581	$14,992
In addition, the estimated amounts of the reduction to interest expense as of September 30, 2024 for each of the next five years and thereafter related to the amortization of debt discounts, premiums and assumed hedge instruments, assuming these instruments are held to maturity, are as follows (in thousands):

October 2024 through December 2024	$3,011
2025	7,486
2026	5,832
2027	4,914
2028	4,904
Thereafter	4,462
Total unamortized debt discounts, premiums and hedge instruments	$30,609
The following table reconciles total unamortized debt discounts, premiums and hedge instruments as of September 30, 2024 to the balance of unamortized discounts and premiums, net (in thousands):

Unamortized discounts and premiums on mortgages payable, senior unsecured notes and unsecured term loans	$28,902
Unamortized hedge instruments	1,707
Total unamortized debt discounts, premiums and hedge instruments	30,609
Unamortized hedge instruments (included in accumulated other comprehensive income)	(1,707)
Fair value of variable interest rate swaps	(4,889)
Unamortized discounts and premiums, net	$24,013
Fair Value of Fixed and Variable Rate Debt
As of September 30, 2024, the estimated fair value of fixed rate debt was $2.5 billion compared to the book value of $2.5 billion. The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments, which ranged from 5.18% to 6.26%. As of September 30, 2024, the estimated fair value of variable rate debt was $717.0 million compared to the book value of $715.2 million. The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments, which ranged from 6.00% to 6.05%.
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

The following table summarizes the terms and fair values of the Company’s derivative financial instruments that were designated and qualified as part of a hedging relationship as of September 30, 2024 and December 31, 2023 (dollars in thousands):

							Fair Value Assets (Liabilities)(1)
Type of Hedge	Number of Instruments	Aggregate Notional	Reference Rate	Interest Rate	Effective Date	Maturity Date	September 30, 2024	December 31, 2023
Cash Flow	Four	$250,000	SOFR	2.99%	12/1/2022	10/24/2025	$2,038	$4,952
Cash Flow	Two	100,000	SOFR	2.66%	8/1/2022	8/1/2025	1,026	2,415
Cash Flow	Two	200,000	SOFR	2.37%	11/22/2023	8/1/2025	2,528	5,716
Cash Flow	Three	—	SOFR	1.58%	8/15/2022	7/17/2024	—	2,236
Cash Flow	Three	150,000	SOFR	1.68%	8/15/2022	7/17/2026	4,621	7,744
		$700,000					$10,213	$23,063

Fair Value(2)	Two	$155,000	SOFR	SOFR + 3.70%	4/23/2021	9/10/2025	$(4,889)	$(9,408)

Forward-Starting Cash Flow(3)	Three	$150,000	SOFR	3.44%	6/28/2024	6/28/2034	$—	$(700)
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
In August 2024, we entered into two intraday interest rate lock agreements with notional amounts totaling $350.0 million that fixed the interest rate on a portion of the Notes Due 2031, which were issued in August 2024, at 3.75%. We paid $0.1 million upon termination, which is included as a component of “Accumulated other comprehensive income” in the accompanying consolidated balance sheets and is being reclassified as an increase to interest expense over the term of the debt.
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
We have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, although the credit valuation adjustments associated with our derivatives use Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. As of September 30, 2024 and December 31, 2023, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations were classified within Level 2 of the fair value hierarchy.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings. Approximately $4.1 million and $13.9 million was reclassified as a reduction to interest expense during the three and nine months ended September 30, 2024, respectively. Approximately $5.5 million and $13.2 million was reclassified as a reduction to interest expense during the three and nine months ended September 30, 2023, respectively. As interest payments on our derivatives are made over the next 12 months, we estimate the decrease to interest expense to be approximately $12.8 million, assuming the current SOFR curve.
Unrealized gains and losses on our interest rate derivative agreements are the only components of the change in accumulated other comprehensive income.
NOTE 9. SHAREHOLDERS’ EQUITY
Distributions
Our Board of Trustees declared a cash distribution of $0.26 per common share and Common Unit for the third quarter of 2024. This distribution was paid on October 16, 2024 to common shareholders and common unitholders of record as of October 9, 2024. For the nine months ended September 30, 2024, we declared cash distributions totaling $0.76 per common share and Common Unit.
For the three and nine months ended September 30, 2023, we declared cash distributions of $0.24 and $0.72 per common share and Common Unit, respectively.
Share Repurchase Program
The Company has an existing share repurchase program under which it may repurchase, from time to time, up to a maximum of $300.0 million of its common shares (the “Share Repurchase Program”). The Company intends to fund any future repurchases under the Share Repurchase Program with cash on hand or availability under the Revolving Facility, subject to any applicable restrictions. The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will depend upon prevailing market conditions, regulatory requirements and other factors. In February 2024, the Company extended the Share Repurchase Program for an additional year to February 28, 2025, if not terminated or extended prior to that date. As of September 30, 2024, the Company has not repurchased any shares under the Share Repurchase Program.
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
Potentially dilutive securities include (i) outstanding options to acquire common shares; (ii) Limited Partner Units, which may be exchanged for either cash or common shares at the Parent Company’s option and under certain circumstances; (iii) AO LTIP Units; (iv) deferred common share units, which may be credited to the personal accounts of non-employee trustees in lieu of compensation paid in cash or the issuance of common shares to such trustees, and (v) common shares issuable upon the exchange of the Company’s Exchangeable Notes. The Company calculates the potential dilutive effect of the Exchangeable Notes under the if-converted method, which considers only the amounts settled in excess of the principal in diluted earnings per share as the principal must be paid in cash. Limited Partner Units have been omitted from the Parent Company’s denominator for the purpose of computing diluted earnings per share since the effect of including those amounts in the denominator would have no dilutive impact. Weighted average Limited Partner Units outstanding were 3.9 million and 3.7 million for the three and nine months ended September 30, 2024, and 3.3 million and 3.1 million for the three and nine months ended September 30, 2023, respectively.

The following summarizes the calculation of basic and diluted earnings per share for the Parent Company. We have omitted the calculation of basic and diluted earnings per unit since the dilutive securities for the Operating Partnership are the same as those for the Parent Company (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income (loss) attributable to common shareholders – basic and diluted	$16,729	$2,070	$(17,753)	$39,519

Denominator:
Weighted average common shares outstanding – basic	219,665,836	219,381,248	219,596,590	219,323,570
Effect of dilutive securities:
AO LTIP Units	244,447	529,790	—	430,999
Deferred common share units	68,956	65,042	—	54,974
Exchangeable Notes	117,454	—	—	—
Weighted average common shares outstanding – diluted	220,096,693	219,976,080	219,596,590	219,809,543

Net income (loss) per common share – basic	$0.08	$0.01	$(0.08)	$0.18
Net income (loss) per common share – diluted	$0.08	$0.01	$(0.08)	$0.18
Due to the net loss allocable to common shareholders and common unitholders for the nine months ended September 30, 2024, no securities had a dilutive impact for that period.
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
In 2017, we provided a repayment guaranty on a $33.8 million construction loan associated with the development of the Embassy Suites at the University of Notre Dame, consistent with our 35% ownership interest. Our portion of the repayment guaranty was limited to $5.9 million, and the guaranty’s term was through July 1, 2024, the maturity date of the construction loan. In July 2024, the joint venture repaid the construction loan and we contributed $10.2 million representing our 35% share of the debt repaid.
In 2021, we provided repayment and completion guaranties on loans totaling $66.2 million associated with the development of The Corner mixed-use project in the Indianapolis MSA. As of September 30, 2024, the outstanding balance of the loans was $69.9 million, of which our share was $35.0 million.
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
NOTE 12. SUBSEQUENT EVENTS
Subsequent to September 30, 2024, we entered into the third amendment to the sixth amended and restated unsecured credit agreement and amended the terms of the $250M Term Loan. See Note 7 to the consolidated financial statements for further details.

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
As of September 30, 2024, we owned interests in 179 operating retail properties totaling approximately 27.7 million square feet, excluding one operating retail property classified as held for sale as of September 30, 2024, and one office property with 0.3 million square feet. Of the 179 operating retail properties, 10 contain an office component. We also owned three development projects under construction as of this date and an additional two properties with future redevelopment opportunities.
Inflation
Many of our leases contain provisions designed to mitigate the adverse impact of inflation, including annual rent increases and requirements for tenants to pay a share of operating expenses, including common area maintenance, real estate taxes, insurance or other operating expenses related to the maintenance of our properties, with escalation clauses in most leases. Over the last year, we have made significant progress in executing leases that include higher fixed-rent bumps while also including CPI-based, anti-gouging protection for tenants. However, the stated rent increases or limits on such tenant’s obligation to pay its share of operating expenses could be lower than the increase in inflation at any given time. Inflation may also increase labor or other general and administrative expenses, which cannot be easily reduced.
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
Operating Activity
During the third quarter of 2024, we executed new and renewal leases on 205 individual spaces totaling 1,651,986 square feet (11.1% cash leasing spread on 155 comparable leases). New leases were signed on 63 individual spaces for 284,580 square feet of gross leasable area (“GLA”) (24.9% cash leasing spread on 35 comparable leases), while non-option renewal leases were signed on 81 individual spaces for 477,515 square feet of GLA (11.9% cash leasing spread on 59 comparable leases) and option renewals were signed on 61 individual spaces for 889,891 square feet of GLA (7.7% cash leasing spread). The blended cash spread for comparable new and non-option renewal leases was 16.7%. Comparable new and renewal leases are defined as those for which the space was occupied by a tenant within the last 12 months.
Results of Operations
The comparability of results of operations for the three and nine months ended September 30, 2024 and 2023 is affected by our development, redevelopment, and operating property acquisition and disposition activities during these periods. Therefore, we believe it is most useful to review the comparisons of our results of operations for these periods in conjunction with the discussion of our activities during those periods, which is set forth below.
Acquisitions
The following operating properties were acquired during the period from January 1, 2023 through September 30, 2024:

Property Name	MSA	Acquisition Date	GLA
Prestonwood Place	Dallas/Ft. Worth	September 22, 2023	155,975
Parkside West Cobb	Atlanta	August 30, 2024	141,627
Dispositions
The following operating and other properties were sold during the period from January 1, 2023 through September 30, 2024:

Property Name	MSA	Disposition Date	GLA
Kingwood Commons	Houston	May 8, 2023	158,172
Pan Am Plaza & Garage	Indianapolis	June 8, 2023	—
Reisterstown Road Plaza	Baltimore	September 11, 2023	376,683
Eastside	Dallas/Ft. Worth	October 24, 2023	43,640
Ashland & Roosevelt	Chicago	May 31, 2024	104,176
In addition, during the nine months ended September 30, 2024, the joint venture that owned Glendale Center Apartments, of which we have an 11.5% ownership interest, sold the 267-unit property to a third party. Glendale Center Apartments is adjacent to our Glendale Town Center operating retail property in the Indianapolis MSA.
Development and Redevelopment Projects
The following properties were under active development or redevelopment at various times during the period from January 1, 2023 through September 30, 2024 and removed from our operating portfolio:

Project Name	MSA	Transition to Development or Redevelopment(1)	Transition to Operating Portfolio	GLA
Active Projects
Carillon MOB(2)	Washington, D.C.	October 2021	Pending	126,000
The Corner – IN(2)	Indianapolis	December 2015	Pending	24,000
One Loudoun Expansion(3)	Washington, D.C.	September 2024	Pending	119,000

Future Opportunities
Hamilton Crossing Centre(2)(4)	Indianapolis	June 2014	Pending	92,283
Edwards Multiplex – Ontario(2)	Los Angeles	March 2023	Pending	124,614

Completed Projects
The Landing at Tradition – Phase II	Port St. Lucie, FL	September 2021	June 2023	39,900

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
(3)The property is comprised of the development project (which has been excluded from the Company’s same property pool due to the ongoing development) and the remaining retail operating portion of the property (which is included in the Company’s same property pool as of September 30, 2024).
(4)Approximately half of the Hamilton Crossing site was sold in January 2022 to Republic Airways, Inc. In addition to the sale, the Company entered into a development and construction management agreement for the development of a corporate campus for Republic Airways. Phase I of the corporate campus was completed in 2023.
Comparison of Operating Results for the Three Months Ended September 30, 2024 to the Three Months Ended September 30, 2023
The following table reflects changes in the components of our consolidated statements of operations for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023	Change
Revenue:
Rental income	$204,934	$203,990	$944
Other property-related revenue	1,864	2,172	(308)
Fee income	455	1,057	(602)
Total revenue	207,253	207,219	34

Expenses:
Property operating	27,756	27,644	112
Real estate taxes	25,220	26,453	(1,233)
General, administrative and other	13,259	13,917	(658)
Depreciation and amortization	96,656	105,930	(9,274)
Impairment charges	—	477	(477)
Total expenses	162,891	174,421	(11,530)

Gain (loss) on sales of operating properties, net	602	(5,972)	6,574

Operating income	44,964	26,826	18,138
Other (expense) income:
Interest expense	(31,640)	(25,484)	(6,156)
Income tax expense of taxable REIT subsidiaries	(35)	(68)	33
Equity in loss of unconsolidated subsidiaries	(607)	(47)	(560)
Other income, net	4,371	950	3,421
Net income	17,053	2,177	14,876
Net income attributable to noncontrolling interests	(324)	(107)	(217)
Net income attributable to common shareholders	$16,729	$2,070	$14,659

Property operating expense to total revenue ratio	13.4%	13.3%

Rental income (including tenant reimbursements) increased $0.9 million, or 0.5%, due to the following (in thousands):

Net Change Three Months Ended September 30, 2023 to 2024
Properties or components of properties sold or held for sale during 2023 and/or 2024	$(4,153)
Properties under redevelopment or acquired during 2023 and/or 2024	2,397
Properties fully operational during 2023 and 2024 and other	2,700
Total	$944
The net increase of $2.7 million in rental income for properties that were fully operational during 2023 and 2024 is primarily due to increases in the following: (i) base minimum rent of $2.8 million due to contractual rent changes, (ii) tenant reimbursements of $1.0 million due to higher recoverable common area maintenance expenses, and (iii) lease termination income of $0.6 million. These variances were partially offset by an increase in bad debt expense of $1.2 million and a decrease in overage rent of $0.5 million. The occupancy of the fully operational properties increased from 91.5% for the three months ended September 30, 2023 to 91.7% for the three months ended September 30, 2024.
Other property-related revenue primarily consists of parking revenues, gains on the sale of land and other miscellaneous activity. This revenue decreased by $0.3 million primarily as a result of lower gains on sales of land recognized during the three months ended September 30, 2024, partially offset by an increase in miscellaneous income of $0.3 million.
We recorded fee income of $0.5 million and $1.1 million during the three months ended September 30, 2024 and 2023, respectively, from property management and development services provided to third parties and unconsolidated joint ventures. The decrease in fee income is primarily related to a decrease in development fees earned related to the development of a corporate campus for Republic Airways at Hamilton Crossing Centre.
Property operating expenses increased $0.1 million, or 0.4%, due to the following (in thousands):

Net Change Three Months Ended September 30, 2023 to 2024
Properties or components of properties sold or held for sale during 2023 and/or 2024	$(471)
Properties under redevelopment or acquired during 2023 and/or 2024	241
Properties fully operational during 2023 and 2024 and other	342
Total	$112
The net increase of $0.3 million in property operating expenses for properties that were fully operational during 2023 and 2024 is primarily due to increases in insurance expenses of $1.0 million and landscaping and repairs and maintenance expenses of $0.6 million, partially offset by decreases in non-recoverable expenses of $0.8 million and utilities of $0.4 million. As a percentage of revenue, property operating expenses increased from 13.3% to 13.4% due to an increase in expenses in 2024.
Real estate taxes decreased $1.2 million, or 4.7%, due to the following (in thousands):

Net Change Three Months Ended September 30, 2023 to 2024
Properties or components of properties sold or held for sale during 2023 and/or 2024	$(514)
Properties under redevelopment or acquired during 2023 and/or 2024	192
Properties fully operational during 2023 and 2024 and other	(911)
Total	$(1,233)
The net decrease of $0.9 million in real estate taxes for properties that were fully operational during 2023 and 2024 is primarily due to (i) lower expected real estate tax assessments at certain properties in the portfolio in 2024, (ii) an increase in real estate tax refunds received during the three months ended September 30, 2024, and (iii) higher capitalized real estate tax expenses related to signed anchor leases at certain properties in the portfolio in 2024. The majority of real estate tax expense is recoverable from tenants and such recovery is reflected within “Rental income” in the accompanying consolidated statements of operations and comprehensive income.
General, administrative and other expenses decreased $0.7 million, or 4.7%, primarily due to lower compensation expense and a decrease in consulting fees in 2024.
Depreciation and amortization expense decreased $9.3 million, or 8.8%, due to the following (in thousands):

Net Change Three Months Ended September 30, 2023 to 2024
Properties or components of properties sold or held for sale during 2023 and/or 2024	$(3,404)
Properties under redevelopment or acquired during 2023 and/or 2024	1,341
Properties fully operational during 2023 and 2024 and other	(7,211)
Total	$(9,274)
The net decrease of $7.2 million in depreciation and amortization at properties that were fully operational during 2023 and 2024 is primarily due to the timing of placing assets in service and writing-off tenant-related assets as a result of tenant move-outs along with certain assets acquired in the October 2021 merger with RPAI that became fully depreciated during the three months ended September 30, 2024.
Based on the results of our evaluations for impairment during the three months ended September 30, 2023 (see Note 4 to the accompanying consolidated financial statements), we recognized a $0.5 million impairment charge on Eastside, a retail operating property in the Dallas/Ft. Worth MSA that was sold on October 24, 2023. No impairment charges were recorded during the three months ended September 30, 2024.
We recorded a net gain on sales of operating properties of $0.6 million for the three months ended September 30, 2024 as a result of the receipt of an escrow related to the disposition of Reisterstown Road Plaza that previously closed on September 11, 2023. We recorded a net loss on sales of operating properties of $6.0 million for the three months ended September 30, 2023 on the sale of Reisterstown Road Plaza.
Interest expense increased $6.2 million, or 24.2%, primarily due to interest on the January 2024 public offering of $350.0 million in aggregate principal amount of 5.50% senior unsecured notes due 2034 (the “Notes Due 2034”) and the August 2024 public offering of $350.0 million in aggregate principal amount of 4.95% senior unsecured notes due 2031 (the “Notes Due 2031”).
Other income, net increased $3.4 million primarily due to interest income earned on the proceeds from the Notes Due 2031, which were invested in short-term deposits during the three months ended September 30, 2024.

Comparison of Operating Results for the Nine Months Ended September 30, 2024 to the Nine Months Ended September 30, 2023
The following table reflects changes in the components of our consolidated statements of operations for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Revenue:
Rental income	$616,583	$612,889	$3,694
Other property-related revenue	6,321	5,971	350
Fee income	4,222	3,868	354
Total revenue	627,126	622,728	4,398

Expenses:
Property operating	84,401	82,190	2,211
Real estate taxes	78,247	80,333	(2,086)
General, administrative and other	39,009	41,800	(2,791)
Depreciation and amortization	296,326	323,463	(27,137)
Impairment charges	66,201	477	65,724
Total expenses	564,184	528,263	35,921

(Loss) gain on sales of operating properties, net	(864)	22,468	(23,332)

Operating income	62,078	116,933	(54,855)
Other (expense) income:
Interest expense	(92,985)	(78,114)	(14,871)
Income tax expense of taxable REIT subsidiaries	(325)	(84)	(241)
Equity in loss of unconsolidated subsidiaries	(1,201)	(173)	(1,028)
Gain on sale of unconsolidated property, net	2,325	—	2,325
Other income, net	12,294	1,657	10,637
Net (loss) income	(17,814)	40,219	(58,033)
Net loss (income) attributable to noncontrolling interests	61	(700)	761
Net (loss) income attributable to common shareholders	$(17,753)	$39,519	$(57,272)

Property operating expense to total revenue ratio	13.5%	13.2%
Rental income (including tenant reimbursements) increased $3.7 million, or 0.6%, due to the following (in thousands):

Net Change Nine Months Ended September 30, 2023 to 2024
Properties or components of properties sold or held for sale during 2023 and/or 2024	$(12,735)
Properties under redevelopment or acquired during 2023 and/or 2024	7,414
Properties fully operational during 2023 and 2024 and other	9,015
Total	$3,694
The net increase of $9.0 million in rental income for properties that were fully operational during 2023 and 2024 is primarily due to increases in the following: (i) base minimum rent of $5.1 million due to contractual rent changes, (ii) tenant reimbursements of $5.1 million due to higher recoverable common area maintenance expenses, and (iii) ancillary income of $1.0 million. These variances were partially offset by an increase in bad debt expense of $1.2 million and decreases in lease termination income of $0.7 million and overage rent of $0.3 million.
Other property-related revenue primarily consists of parking revenues, gains on the sale of land and other miscellaneous activity. This revenue increased by $0.4 million primarily as a result of higher gains on sales of land recognized during the nine months ended September 30, 2024, partially offset by decreases in miscellaneous income of $0.4 million and parking revenue of $0.4 million.
We recorded fee income of $4.2 million and $3.9 million during the nine months ended September 30, 2024 and 2023, respectively, from property management and development services provided to third parties and unconsolidated joint ventures. The increase in fee income is primarily related to development fees earned related to the development of a hotel on the Pan Am Plaza site during 2024, partially offset by a decrease in development fees earned related to the development of a corporate campus for Republic Airways at Hamilton Crossing Centre in 2024 due to the completion of Phase I of the corporate campus in 2023.
Property operating expenses increased $2.2 million, or 2.7%, due to the following (in thousands):

Net Change Nine Months Ended September 30, 2023 to 2024
Properties or components of properties sold or held for sale during 2023 and/or 2024	$(2,656)
Properties under redevelopment or acquired during 2023 and/or 2024	834
Properties fully operational during 2023 and 2024 and other	4,033
Total	$2,211
The net increase of $4.0 million in property operating expenses for properties that were fully operational during 2023 and 2024 is primarily due to increases in the following: (i) $2.0 million in insurance expenses, (ii) $1.9 million in landscaping and repairs and maintenance expenses, (iii) $0.4 million in non-recoverable operating expenses, and (iv) $0.3 million in security expenses. These variances were partially offset by a decrease in utilities of $0.6 million. As a percentage of revenue, property operating expenses increased from 13.2% to 13.5% due to an increase in expenses in 2024.
Real estate taxes decreased $2.1 million, or 2.6%, due to the following (in thousands):

Net Change Nine Months Ended September 30, 2023 to 2024
Properties or components of properties sold or held for sale during 2023 and/or 2024	$(1,659)
Properties under redevelopment or acquired during 2023 and/or 2024	588
Properties fully operational during 2023 and 2024 and other	(1,015)
Total	$(2,086)
The net decrease of $1.0 million in real estate taxes for properties that were fully operational during 2023 and 2024 is primarily due to lower expected real estate tax assessments at certain properties in the portfolio in 2024 and higher capitalized real estate tax expenses related to signed anchor leases at certain properties in the portfolio in 2024. The majority of real estate tax expense is recoverable from tenants and such recovery is reflected within “Rental income” in the accompanying consolidated statements of operations and comprehensive income.
General, administrative and other expenses decreased $2.8 million, or 6.7%, primarily due to lower compensation expense and a decrease in consulting fees in 2024.
Depreciation and amortization expense decreased $27.1 million, or 8.4%, due to the following (in thousands):

Net Change Nine Months Ended September 30, 2023 to 2024
Properties or components of properties sold or held for sale during 2023 and/or 2024	$(8,585)
Properties under redevelopment or acquired during 2023 and/or 2024	4,118
Properties fully operational during 2023 and 2024 and other	(22,670)
Total	$(27,137)

The net decrease of $22.7 million in depreciation and amortization at properties that were fully operational during 2023 and 2024 is primarily due to the timing of placing assets in service and writing-off tenant-related assets as a result of tenant move-outs along with certain assets acquired in the October 2021 merger with RPAI that became fully depreciated during the nine months ended September 30, 2024.
Based on a reduction in the expected future hold period (see Note 4 to the accompanying consolidated financial statements), we recorded a $66.2 million impairment charge during the nine months ended September 30, 2024 related to City Center, a retail operating property in the New York MSA. During the nine months ended September 30, 2023, we recorded a $0.5 million impairment charge on Eastside, a retail operating property in the Dallas/Ft. Worth MSA that was sold on October 24, 2023.
We recorded a net loss on sales of operating properties of $0.9 million for the nine months ended September 30, 2024 primarily on the sale of Ashland & Roosevelt, which loss was offset by the receipt of a $0.6 million escrow related to the sale of Reisterstown Road Plaza that previously closed on September 11, 2023. During the nine months ended September 30, 2023, we recorded a net gain on sales of operating properties of $22.5 million on the sale of Kingwood Commons, the undeveloped land and related parking garage at Pan Am Plaza, and Reisterstown Road Plaza.
Interest expense increased $14.9 million, or 19.0%, primarily due to interest on the Notes Due 2034 and the Notes Due 2031, partially offset by favorable interest rate swaps.
The $2.3 million gain on sale of unconsolidated property represents our share of the gain on the sale of Glendale Center Apartments recognized during the nine months ended September 30, 2024. No such gain was recorded during the nine months ended September 30, 2023.
Other income, net increased $10.6 million primarily due to interest income earned on the proceeds from the Notes Due 2034 and the Notes Due 2031, which were invested in short-term deposits at various points during the nine months ended September 30, 2024.
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
For the three and nine months ended September 30, 2024, the same property pool excludes the following:
•properties acquired or placed in service during 2023 and 2024;
•The Landing at Tradition – Phase II, which was reclassified from active redevelopment into our operating portfolio in June 2023;
•our active development and redevelopment projects at Carillon medical office building, The Corner – IN, and One Loudoun Expansion;
•Hamilton Crossing Centre and Edwards Multiplex – Ontario, which were reclassified from our operating portfolio into redevelopment in June 2014 and March 2023, respectively;
•properties sold or classified as held for sale during 2023 and 2024; and
•office properties.
The following table presents Same Property NOI and a reconciliation to net income (loss) attributable to common shareholders for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Number of properties in same property pool for the period(1)	177	177		177	177

Leased percentage at period end	95.0%	93.4%	95.0%	93.4%
Economic occupancy percentage at period end	92.3%	91.2%	92.3%	91.2%
Economic occupancy percentage(2)	91.7%	91.5%	91.4%	92.2%

Same Property NOI	$145,281	$141,117	3.0%	$429,745	$419,674	2.4%

Reconciliation of Same Property NOI to most directly comparable GAAP measure:
Net operating income – same properties	$145,281	$141,117		$429,745	$419,674
Net operating income – non-same activity(3)	8,541	10,948		30,511	36,663
Total property NOI	153,822	152,065	1.2%	460,256	456,337	0.9%
Other income, net	4,184	1,892		14,990	5,268
General, administrative and other	(13,259)	(13,917)		(39,009)	(41,800)
Impairment charges	—	(477)		(66,201)	(477)
Depreciation and amortization	(96,656)	(105,930)		(296,326)	(323,463)
Interest expense	(31,640)	(25,484)		(92,985)	(78,114)
Gain (loss) on sales of operating properties, net	602	(5,972)		(864)	22,468
Gain on sale of unconsolidated property, net	—	—		2,325	—
Net (income) loss attributable to noncontrolling interests	(324)	(107)		61	(700)
Net income (loss) attributable to common shareholders	$16,729	$2,070		$(17,753)	$39,519
(1)Same Property NOI excludes the following: (i) properties acquired or placed in service during 2023 and 2024; (ii) The Landing at Tradition – Phase II, which was reclassified from active redevelopment into our operating portfolio in June 2023; (iii) our active development and redevelopment projects at Carillon medical office building, The Corner – IN, and One Loudoun Expansion; (iv) Hamilton Crossing Centre and Edwards Multiplex – Ontario, which were reclassified from our operating portfolio into redevelopment in June 2014 and March 2023, respectively; (v) properties sold or classified as held for sale during 2023 and 2024; and (vi) office properties.
(2)Excludes leases that are signed but for which tenants have not yet commenced the payment of cash rent; calculated as a weighted average based on the timing of cash rent commencement and expiration during the period.
(3)Includes non-cash activity across the portfolio as well as NOI from properties not included in the same property pool, including properties sold during both periods.

Our Same Property NOI increased 3.0% for the three months ended September 30, 2024 compared to the same period of the prior year primarily due to contractual rent growth, partially offset by higher bad debt expense.
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
In the FFO per share metrics, the Company excludes the dilutive effect of shares issuable upon the conversion of the Company’s 0.75% exchangeable senior notes maturing in April 2027 (the “Exchangeable Notes”) from the diluted weighted average number of common shares and units outstanding as a result of the Company’s capped call that was entered into concurrently with the issuance of the Exchangeable Notes. The potential dilutive effect of the Exchangeable Notes under the if-converted method is an increase to the diluted weighted average number of common shares and units of 117,454 common shares for the three months ended September 30, 2024. The capped call purchased by the Company offsets this dilution up to a capped price that is currently more than the Company’s share price. Both items have been excluded to reflect that there is no economic dilution to shareholders and unitholders based upon the Company’s current share price.
For purposes of the net income per share metrics, the conversion feature of the Exchangeable Notes and the capped call are required to be considered independently. Therefore, the capped call has been excluded from the calculation of net income per share as it is anti-dilutive.

Our calculations of FFO and reconciliation to net income for the three and nine months ended September 30, 2024 and 2023 (unaudited) are as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$17,053	$2,177	$(17,814)	$40,219
Less: net income attributable to noncontrolling interests in properties	(63)	(67)	(204)	(201)
Less/add: (gain) loss on sales of operating properties, net	(602)	5,972	864	(22,468)
Less: gain on sale of unconsolidated property, net	—	—	(2,325)	—
Add: impairment charges	—	477	66,201	477
Add: depreciation and amortization of consolidated and unconsolidated entities, net of noncontrolling interests	97,538	106,171	297,531	324,216
FFO of the Operating Partnership(1)	113,926	114,730	344,253	342,243
Less: Limited Partners’ interests in FFO	(1,971)	(1,685)	(5,739)	(4,739)
FFO attributable to common shareholders(1)	$111,955	$113,045	$338,514	$337,504
FFO per share of the Operating Partnership – diluted	$0.51	$0.51	$1.54	$1.54
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

The following table presents a reconciliation of our EBITDA, Adjusted EBITDA and Annualized Adjusted EBITDA to net income (the most directly comparable GAAP measure) and a calculation of Net Debt to Adjusted EBITDA (in thousands):

Three Months Ended September 30, 2024
Net income	$17,053
Depreciation and amortization	96,656
Interest expense	31,640
Income tax expense of taxable REIT subsidiaries	35
EBITDA	145,384
Unconsolidated Adjusted EBITDA	597
Gain on sales of operating properties, net	(602)
Other income and expense, net	(3,764)
Noncontrolling interests	(193)
Adjusted EBITDA	$141,422

Annualized Adjusted EBITDA(1)	$565,688

Company share of Net Debt:
Mortgage and other indebtedness, net	$3,239,928
Plus: Company share of unconsolidated joint venture debt	45,353
Less: Partner share of consolidated joint venture debt(2)	(9,813)
Less: debt discounts, premiums and issuance costs, net	(10,451)
Company’s consolidated debt and share of unconsolidated debt	3,265,017
Less: cash, cash equivalents, restricted cash and short-term deposits	(475,194)
Company share of Net Debt	$2,789,823
Net Debt to Adjusted EBITDA	4.9x
(1)Represents Adjusted EBITDA for the three months ended September 30, 2024 (as shown in the table above) multiplied by four.
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
As of September 30, 2024, we had approximately $117.5 million in cash and cash equivalents on hand, $5.5 million in restricted cash and escrow deposits, $350.0 million of short-term deposits, and $1.1 billion of remaining availability under the Revolving Facility compared to $430.0 million of debt maturities due in 2025. During the nine months ended September 30, 2024, we completed (i) a public offering of the Notes Due 2034, the proceeds of which were used to satisfy all 2024 debt maturities and for general corporate purposes, and (ii) a public offering of the Notes Due 2031, the proceeds of which are currently invested in short-term deposits that will be used to repay the $350.0 million principal balance of the 4.00% senior unsecured notes due March 2025. We believe we will have adequate liquidity over the next 12 months and beyond to operate our business and meet our cash requirements.
We derive the majority of our revenue from tenants who lease space from us under existing lease agreements at each of our properties. Therefore, our ability to generate cash from operations is dependent upon the rents that we are able to charge and collect from our tenants. While we believe that the nature of the properties in which we typically invest—primarily neighborhood and community shopping centers—provides a relatively stable revenue flow, an economic downturn, instability in the banking sector, tenant bankruptcies, inflation, labor shortages, supply chain constraints, severe weather events, and/or increasing energy prices and interest rates, among other events, could adversely affect the ability of some of our tenants to meet their lease obligations.
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
As of September 30, 2024, we had approximately $1.1 billion available under the Revolving Facility for future borrowings. We also had $467.5 million in cash, cash equivalents and short-term deposits as of September 30, 2024.
We were in compliance with all applicable financial covenants under the Revolving Facility, unsecured term loans and senior unsecured notes as of September 30, 2024.
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
Our Principal Liquidity Needs
Short-Term Liquidity Needs
Near-Term Debt Maturities. As of September 30, 2024, over the next 12 months we have no secured debt, excluding scheduled monthly principal payments, and $430.0 million of unsecured debt scheduled to mature. We believe we have sufficient liquidity to repay this obligation through a combination of proceeds from the Notes Due 2031, cash flows generated from operations, capital markets transactions, and borrowings on the Revolving Facility.
Other Short-Term Liquidity Needs. The requirements for qualifying as a REIT and for a tax deduction for some or all of the dividends paid to shareholders necessitate that we distribute at least 90% of our taxable income on an annual basis. Such requirements cause us to have substantial liquidity needs over both the short and long term. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our operating properties, scheduled interest and principal payments on our debt of approximately $30.0 million and $1.3 million, respectively, for the remainder of 2024, expected dividend payments to our common shareholders and common unitholders, and recurring capital expenditures.
In July 2024, our Board of Trustees declared a cash distribution of $0.26 per common share and Common Unit for the third quarter of 2024. This distribution was paid on October 16, 2024 to common shareholders and common unitholders of record as of October 9, 2024. Future distributions, if any, are at the discretion of the Board of Trustees, who will continue to evaluate our sources and uses of capital, liquidity position, operating fundamentals, maintenance of our REIT qualification and other factors they may deem relevant. We believe we have sufficient liquidity to pay any dividend from available cash on hand and borrowings on the Revolving Facility.
Other short-term liquidity needs include expenditures for tenant improvements, external leasing commissions and recurring capital expenditures. During the nine months ended September 30, 2024, we incurred $18.8 million for recurring capital expenditures on operating properties and $73.7 million for tenant improvements and external leasing commissions, which includes costs to re-lease anchor space at our operating properties related to tenants open and operating as of September 30,

2024 (excluding development and redevelopment properties). We currently anticipate incurring approximately $100 million of additional major tenant improvement costs related to executed leases for tenants not yet open at a number of our operating properties over the next 12 to 24 months. We believe we have the ability to fund these costs through cash flows from operations or borrowings on the Revolving Facility.
During the three months ended September 30, 2024, we began development activities on the retail and office portions of the expansion project at One Loudoun Downtown (the “One Loudoun Expansion”), our mixed-use lifestyle center in the Washington, D.C. MSA. In addition to the One Loudoun Expansion, as of September 30, 2024, we had development projects under construction at Carillon medical office building and The Corner – IN. Our share of the total estimated costs for these three projects is approximately $172.6 million to $182.6 million, of which our share of the expected funding requirement is approximately $124.7 million to $134.7 million. As of September 30, 2024, we have incurred $35.2 million of these costs. We anticipate incurring the majority of the remaining costs for these projects over the next 12 to 24 months and believe we have the ability to fund these projects through cash flows from operations or borrowings on the Revolving Facility.
Share Repurchase Program
The Company has an existing share repurchase program under which it may repurchase, from time to time, up to a maximum of $300.0 million of its common shares (the “Share Repurchase Program”). The Company intends to fund any future repurchases under the Share Repurchase Program with cash on hand or availability under the Revolving Facility, subject to any applicable restrictions. The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will depend upon prevailing market conditions, regulatory requirements, and other factors. In February 2024, the Company extended the Share Repurchase Program for an additional year to February 28, 2025, if not terminated or extended prior to that date. As of September 30, 2024, the Company has not repurchased any shares under the Share Repurchase Program.
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
Commitments under Ground Leases. We are obligated under 12 ground leases for approximately 98 acres of land as of September 30, 2024. Most of these ground leases require fixed annual rent payments and the expiration dates of the remaining initial terms of these ground leases range from 2025 to 2092. Assuming we exercise all available options to extend the terms of our ground leases, our ground leases will expire between 2045 and 2115.

Capital Expenditures on Consolidated Properties
The following table summarizes cash capital expenditures for our development and redevelopment projects and other capital expenditures for the nine months ended September 30, 2024 (in thousands):

Nine Months Ended September 30, 2024
Active development and redevelopment projects	$9,405
Recurring operating capital expenditures (primarily tenant improvements) and other	92,510
Total	$101,915
We capitalize certain indirect costs such as interest, payroll, and other general and administrative costs related to these development activities. If we had experienced a 10% reduction in development and redevelopment activities without a corresponding decrease in indirect project costs, we would have recorded additional expense of $0.3 million for the nine months ended September 30, 2024.
Debt Maturities
The following table summarizes the scheduled maturities and principal amortization of the Company’s indebtedness as of September 30, 2024, presented on a calendar year basis (in thousands):

	Secured Debt
	Scheduled Principal Payments	Term Maturities	Unsecured Debt	Total
2024	$1,292	$—	$—	$1,292
2025	5,248	—	680,000	685,248
2026	4,581	10,600	550,000	565,181
2027	3,120	—	250,000	253,120
2028	3,757	—	100,000	103,757
Thereafter	28,091	92,788	1,500,000	1,620,879
	$46,089	$103,388	$3,080,000	$3,229,477
Debt discounts, premiums and issuance costs, net				10,451
Total				$3,239,928
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
Impact of Changes in Credit Ratings on Our Liquidity
We have received investment grade corporate credit ratings from three nationally recognized credit rating agencies. During the nine months ended September 30, 2024, we received a credit rating upgrade with a stable outlook from two of the rating agencies and a positive credit rating outlook from the third rating agency.
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

Cash Flows
As of September 30, 2024, we had cash, cash equivalents and restricted cash of $123.0 million. We may be subject to concentrations of credit risk with regard to our cash and cash equivalents. We place our cash and short-term investments with highly rated financial institutions. While we attempt to limit our exposure at any point in time, occasionally such cash and investments may temporarily exceed the Federal Deposit Insurance Corporation (“FDIC”) and the Securities Investor Protection Corporation (“SIPC”) insurance limits. We also maintain certain compensating balances in several financial institutions in support of borrowings from those institutions. Such compensating balances were not material to the accompanying consolidated balance sheets.
Comparison of the Nine Months Ended September 30, 2024 to the Nine Months Ended September 30, 2023
Our cash flow activities are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Net cash provided by operating activities	$308,049	$291,177	$16,872
Net cash used in investing activities	(469,459)	(55,483)	(413,976)
Net cash provided by (used in) financing activities	243,238	(299,350)	542,588
Increase (decrease) in cash, cash equivalents and restricted cash	81,828	(63,656)	145,484
Cash, cash equivalents and restricted cash, at beginning of period	41,430	121,970
Cash, cash equivalents and restricted cash, at end of period	$123,258	$58,314
Cash provided by operating activities was $308.0 million for the nine months ended September 30, 2024 and $291.2 million for the same period of 2023. The cash flows were positively impacted by an increase in net operating income and interest income received from the short-term certificates of deposit.
Cash used in investing activities was $469.5 million for the nine months ended September 30, 2024 and $55.5 million for the same period of 2023. Highlights of significant cash sources and uses in investing activities are as follows:
•We invested $615.0 million of proceeds from the Notes Due 2034 and the Notes Due 2031 in short-term certificates of deposit during the nine months ended September 30, 2024 and received $265.0 million in principal upon maturity of the certificates of deposit that matured in June and July 2024;
•We acquired Parkside West Cobb for $39.6 million during the nine months ended September 30, 2024 compared to the acquisition of Prestonwood Place for $78.3 million during the nine months ended September 30, 2023;
•We received net proceeds of $37.2 million from the sale of Ashland & Roosevelt, five parcels of land, and the receipt of an escrow related to the disposition of Reisterstown Road Plaza during the nine months ended September 30, 2024 compared to net proceeds of $124.9 million from the sale of Kingwood Commons, the undeveloped land and related parking garage at Pan Am Plaza, Reisterstown Road Plaza and two parcels of land during the nine months ended September 30, 2023;
•Capital expenditures increased by $3.2 million primarily related to the timing of capital projects along with a change in construction payables of $4.9 million for the nine months ended September 30, 2024;
•We contributed a total of $11.8 million to unconsolidated joint ventures during the nine months ended September 30, 2024 primarily related to our share of the repayment of the construction loan associated with the development of the Embassy Suites at the University of Notre Dame; and
•We received a $1.6 million distribution upon the joint venture’s disposition of Glendale Center Apartments, of which we own an 11.5% interest, to a third party during the nine months ended September 30, 2024.
Cash provided by financing activities was $243.2 million for the nine months ended September 30, 2024 compared to cash used in financing activities of $299.4 million for the same period of 2023. Highlights of significant cash sources and uses in financing activities are as follows:
•We received total proceeds of $693.0 million from the Notes Due 2034 and the Notes Due 2031 and borrowed $40.0 million on the Revolving Facility during the nine months ended September 30, 2024 compared to borrowings of $237.0 million on the Revolving Facility and proceeds of $95.1 million from the origination of a mortgage payable during the nine months ended September 30, 2023;
•We repaid the following during the nine months ended September 30, 2024: (i) $149.6 million principal balance of the 4.58% senior unsecured notes that matured on June 30, 2024, (ii) $120.0 million unsecured term loan that matured on July 17, 2024, (iii) $40.0 million of borrowings on the Revolving Facility, and (iv) $3.9 million of mortgages payable compared to repayments of (i) $198.0 million of borrowings on the Revolving Facility, (ii) $174.1 million of mortgages payable, and (iii) $95.0 million principal balance of the 4.23% senior unsecured notes due 2023 during the nine months ended September 30, 2023; and
•We made distributions to common shareholders and holders of common partnership interests in the Operating Partnership of $167.4 million during the nine months ended September 30, 2024 compared to distributions of $160.0 million during the nine months ended September 30, 2023.
Critical Accounting Estimates
We based the discussion and analysis of our financial condition and results of operations upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There were no changes made by management to the critical accounting policies in the three months ended September 30, 2024. We discuss the most critical estimates in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 20, 2024.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk Related to Fixed and Variable Rate Debt
As of September 30, 2024, we had $3.2 billion of outstanding consolidated indebtedness (inclusive of net unamortized debt discounts, premiums and issuance costs of $10.5 million). In addition, we were party to various consolidated interest rate hedge agreements totaling $855.0 million with maturities over various terms through 2026. Reflecting the effects of these hedge agreements, our fixed and variable rate debt would have been $3.1 billion (95%) and $170.2 million (5%), respectively, of our total consolidated indebtedness as of September 30, 2024.
As of September 30, 2024, we had $350.0 million of fixed rate debt scheduled to mature within the next 12 months. A 100-basis point change in interest rates on this debt as of September 30, 2024 would change our annual cash flow by $3.5 million. A 100-basis point change in interest rates on our unhedged variable rate debt as of September 30, 2024 would change our annual cash flow by $1.7 million. Based upon the terms of our variable rate debt, we are most vulnerable to a change in short-term Secured Overnight Financing Rate (“SOFR”) interest rates.
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
Changes in Internal Control Over Financial Reporting
There has been no change in the Parent Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Changes in Internal Control Over Financial Reporting
There has been no change in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the three months ended September 30, 2024, certain of our employees surrendered Common Shares owned by them to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under the Company’s 2013 Equity Incentive Plan, as amended and restated as of May 11, 2022. These shares were repurchased by the Company.
The following table summarizes all of these repurchases during the three months ended September 30, 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(1)
July 1, 2024 to July 31, 2024	3,054	$22.29	N/A	$300,000,000
August 1, 2024 to August 31, 2024	—	$—	N/A	$300,000,000
September 1, 2024 to September 30, 2024	—	$—	N/A	$300,000,000
Total	3,054	$22.29
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Trading Arrangements
During the three months ended September 30, 2024, none of our officers or trustees adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

4.1
Third Supplemental Indenture, dated August 15, 2024, among Kite Realty Group, L.P., as issuer, Kite Realty Group Trust, as possible future guarantor, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee
Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 15, 2024

4.2	Form of Global Note representing the 4.950% Senior Notes due 2031 (included in Exhibit 4.1)	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 15, 2024

10.1*
Third Amendment to Sixth Amended and Restated Credit Agreement, dated as of October 3, 2024, by and among Kite Realty Group, L.P., Kite Realty Group Trust, KeyBank National Association, as Administrative Agent, and the other lenders party thereto
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 8, 2024

10.2*
Second Amendment to Term Loan Agreement, dated as of October 3, 2024, by and among Kite Realty Group, L.P., Kite Realty Group Trust, KeyBank National Association, as Administrative Agent, and the other lenders party thereto
Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 8, 2024

10.3	Amended and Restated Springing Guaranty, dated as of October 3, 2024, by Kite Realty Group Trust in favor of KeyBank National Association, as Agent	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 8, 2024

31.1	Certification of principal executive officer of the Parent Company required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of principal financial officer of the Parent Company required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

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
*Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and exhibits have been omitted. The registrants hereby agree to furnish a copy of any omitted schedule or exhibit to the SEC upon request by the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KITE REALTY GROUP TRUST

Date:	October 31, 2024	By:	/s/ JOHN A. KITE

John A. Kite
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	October 31, 2024	By:	/s/ HEATH R. FEAR

Heath R. Fear
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

KITE REALTY GROUP, L.P.
By: Kite Realty Group Trust, its sole general partner

Date:	October 31, 2024	By:	/s/ JOHN A. KITE

John A. Kite
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	October 31, 2024	By:	/s/ HEATH R. FEAR

Heath R. Fear
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)