Form 10-K
period 2024-12-31
KITE REALTY GROUP TRUST; Kite Realty Group, L.P.
filed 2025-02-12
CIK 1286043, 1636315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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

Kite Realty Group Trust	☒	Kite Realty Group, L.P.	☒
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
The number of Common Shares outstanding as of February 7, 2025 was 219,664,567 ($.01 par value).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement related to the Registrant’s Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III, Items 10–14 of this Annual Report on Form 10-K as indicated herein.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the year ended December 31, 2024 of Kite Realty Group Trust, Kite Realty Group, L.P. and its subsidiaries. Unless stated otherwise or the context otherwise requires, references to “Kite Realty Group Trust” or the “Parent Company” mean Kite Realty Group Trust, and references to the “Operating Partnership” mean Kite Realty Group, L.P. and its consolidated subsidiaries. The terms “Company,” “we,” “us,” and “our” refer to the Parent Company and the Operating Partnership, collectively, and those entities owned or controlled by the Parent Company and/or the Operating Partnership.
The Operating Partnership is engaged in the ownership, operation, acquisition, development and redevelopment of high-quality, open-air, grocery-anchored shopping centers and vibrant mixed-use assets that are primarily located in high-growth Sun Belt markets and select strategic gateway markets in the United States, and the Parent Company conducts substantially all of its activities through the Operating Partnership and its wholly owned subsidiaries. The Parent Company is the sole general partner of the Operating Partnership and, as of December 31, 2024, owned approximately 98.1% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 1.9% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) are owned by the limited partners.
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
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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
•changes in laws and government regulations, including governmental orders affecting the use of our properties or the ability of our tenants to operate, and the costs of complying with such changed laws and government regulations;
•possible changes in consumer behavior due to public health crises and the fear of future pandemics;
•our ability to satisfy environmental, social or governance standards set by various constituencies;
•insurance costs and coverage, especially in Florida and Texas coastal areas;

•risks associated with cyber attacks and the loss of confidential information and other business disruptions;
•risks associated with the use of artificial intelligence and related tools;
•other factors affecting the real estate industry generally; and
•other risks identified in this Annual Report on Form 10-K and, from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”) or in other documents that we publicly disseminate.
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
Overview
Kite Realty Group Trust is a publicly held REIT that, through its majority-owned subsidiary, Kite Realty Group, L.P., owns interests in various operating subsidiaries and joint ventures engaged in the ownership, operation, acquisition, development, and redevelopment of high-quality, open-air, grocery-anchored shopping centers and vibrant mixed-use assets that are primarily located in high-growth Sun Belt markets and select strategic gateway markets in the United States. Following our merger with Retail Properties of America, Inc. (“RPAI”) in 2021, we became a top-five open-air shopping center REIT based upon market capitalization. We derive our revenue primarily from the collection of contractual rents and reimbursement payments from tenants under existing lease agreements at each of our properties. Therefore, our operating results depend materially on, among other things, the ability of our tenants to make required lease payments, the health and resilience of the U.S. retail sector, interest rate volatility, stability in the banking sector, job growth, the real estate market, and overall economic conditions.
As of December 31, 2024, we owned interests in 179 operating retail properties totaling approximately 27.7 million square feet, excluding one operating retail property classified as held for sale as of December 31, 2024, and two office properties with 0.4 million square feet. Of the 179 operating retail properties, 10 contain an office component. We also owned two development projects under construction as of this date and an additional two properties with future redevelopment opportunities. Our operating retail portfolio was 95.0% leased to a diversified retail tenant base, with no single retail tenant accounting for more than 2.8% of our total annualized base rent (“ABR”). In the aggregate, our largest 25 tenants accounted for 28.7% of our ABR. See Item 2. “Properties” for a list of our top 25 tenants by ABR.
Significant 2024 Activities
Operating Activities
•The Company realized net income attributable to common shareholders of $4.1 million for the year ended December 31, 2024;
•The Company generated Funds From Operations (“FFO”), as defined by NAREIT, of $463.7 million;
•Same Property Net Operating Income (“Same Property NOI”) grew by 3.0% in 2024 compared to 2023 primarily due to contractual rent growth, higher base rent driven by positive new and renewal leasing spreads, and higher specialty leasing income, partially offset by higher bad debt expense;
•In 2024, we executed new and renewal leases on 720 individual spaces representing approximately 5.0 million square feet of retail space, achieving a blended cash leasing spread of 12.8% on 542 comparable leases. The blended cash leasing spread for comparable new and non-option renewal leases was 19.9%;
•Our operating retail portfolio was 95.0% leased as of December 31, 2024, with our anchor leased percentage at 97.1% and our small shop leased percentage at 91.2%;
•Our operating retail portfolio ABR per square foot was $21.15 as of December 31, 2024, an increase of $0.45, or 2.2%, from the prior year; and
•As of December 31, 2024, we derived 80% of our operating retail portfolio ABR from properties with a grocery component, which includes shopping centers with a big box wine and spirits store.
Financing and Capital Activities
•We ended the year with full borrowing capacity on our $1.1 billion unsecured revolving credit facility (the “Revolving Facility”);

•In January 2024, we completed a public offering of $350.0 million aggregate principal amount of 5.50% senior unsecured notes due 2034 (the “Notes Due 2034”), the proceeds of which were used to repay the $149.6 million principal balance of the 4.58% senior unsecured notes that matured on June 30, 2024 and the $120.0 million unsecured term loan that matured on July 17, 2024;
•In August 2024, we completed a public offering of $350.0 million aggregate principal amount of 4.95% senior unsecured notes due 2031 (the “Notes Due 2031”);
•In October 2024, we extended the maturity date of the Revolving Facility to October 3, 2028, and we have the ability to obtain more favorable pricing in certain circumstances related to our total leverage ratio;
•In October 2024, we extended the maturity date of our $250.0 million unsecured term loan (the “$250M Term Loan”) to October 24, 2027 and amended the terms to be priced on a ratings-based pricing grid;
•We acquired Parkside West Cobb, a grocery-anchored, multi-tenant retail property in the Atlanta MSA, for a gross purchase price of $40.1 million in August 2024;
•We began development activities on the retail and office portions of the expansion project at One Loudoun Downtown (the “One Loudoun Expansion”) in the Washington, D.C. MSA during the three months ended September 30, 2024;
•We completed the major redevelopment construction activities at Carillon medical office building (“Carillon MOB”) in 2023 and reclassified the property from active redevelopment into our office portfolio in December 2024;
•We received gross proceeds of $30.6 million from the sale of Ashland & Roosevelt in the Chicago MSA in May 2024;
•We received gross proceeds of $7.6 million in connection with the sale of the first phase of a land parcel and the rights to develop 24 residential units at One Loudoun Expansion in the Washington, D.C. MSA in December 2024; and
•We declared cash dividends totaling $1.03 per share during 2024.
We have $430.0 million of debt principal scheduled to mature through December 31, 2025, the majority of which will be satisfied with proceeds from the Notes Due 2031, a net debt to EBITDA ratio of 4.7x, and approximately $128.1 million in cash on hand as of December 31, 2024. We have investment-grade corporate credit ratings from three nationally recognized credit rating agencies. During 2024, we received a credit rating upgrade with a stable outlook from two of the rating agencies and a positive credit rating outlook from the third rating agency.
Business Objectives and Strategies
Our primary business objectives are to (i) increase the cash flow and value of our properties, (ii) achieve sustainable long-term growth, and (iii) maximize shareholder value primarily through the ownership, operation, acquisition, development, and redevelopment of high-quality, open-air, grocery-anchored shopping centers and vibrant mixed-use assets that are primarily located in high-growth Sun Belt markets and select strategic gateway markets in the United States. We invest in properties with well-located real estate and strong demographics, and we use our leasing and management strategies to improve the long-term value and economic returns of our properties. We believe that certain of our properties represent attractive opportunities for profitable redevelopment, renovation, densification, and expansion.
We seek to implement our business objectives through the following strategies, each of which is further described in the sections that follow:
•Operating Strategy: Maximize the internal growth in revenue from our operating properties by leasing and re-leasing to a strong and diverse group of retail and mixed-use tenants at increasing rental rates, when possible, through embedded contractual rent escalations and redeveloping or renovating certain properties to make them more attractive to existing and prospective tenants and customers;
•Financing and Capital Preservation Strategy: Maintain a strong balance sheet with the flexibility to fund our operating and investment activities. Funding sources include the public equity and debt markets, our Revolving Facility with $1.1 billion of borrowing capacity as of December 31, 2024, secured debt, internally generated funds, proceeds from selling land and properties that no longer fit our strategy, and potential strategic joint ventures; and

•Growth Strategy: Prudently use available cash flow, targeted asset recycling, equity and debt capital to selectively acquire additional retail properties and redevelop or renovate existing properties where we believe investment returns would meet or exceed internal benchmarks.
Operating Strategy. Our primary operating strategy is to maximize our rental rates, returns on invested capital, and occupancy levels by attracting and retaining a strong and diverse tenant base. Most of our properties are located in regional and neighborhood trade areas with attractive demographics, which allows us to maximize returns on invested capital, occupancy, and rental rates. We seek to implement our operating strategy by, among other things:
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
•maintaining and improving the physical appearance, condition, layout, and design of our properties and other improvements located on our properties to enhance our ability to attract customers;
•implementing offensive and defensive strategies against e-commerce competition;
•actively managing properties to minimize overhead and operating costs;
•maintaining strong tenant and retailer relationships to avoid rent interruptions and reduce marketing, leasing, and tenant improvement costs that result from re-leasing space to new tenants; and
•taking advantage of underutilized land or existing square footage, reconfiguring properties for more profitable use, and adding ancillary income sources to existing properties.
We successfully executed our operating strategy in 2024 in a number of ways, as best evidenced by our strong growth in Same Property NOI of 3.0%. Additionally, our leasing platform continues to perform at a high level, as evidenced by the execution of 720 new and renewal leases representing approximately 5.0 million square feet during the year ended December 31, 2024. Our leased-to-occupied spread represents approximately $27.3 million of net operating income (“NOI”), the majority of which is expected to commence in 2025. We have placed significant emphasis on maintaining a strong and diverse tenant mix, which has resulted in no tenant accounting for more than 2.8% of our ABR. See Item 2. “Properties” for a list of our top tenants by gross leasable area (“GLA”) and ABR.
Financing and Capital Strategy. We finance our acquisition, development, redevelopment, leasing, and re-leasing activities using the most advantageous sources of capital available to us at the time. These sources may include (i) the reinvestment of cash flows generated by operations, (ii) the reinvestment of net proceeds from the disposition of assets, (iii) the incurrence of additional indebtedness through secured or unsecured borrowings, (iv) entering into real estate joint ventures, and (v) the sale of common or preferred shares through public offerings or private placements.
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
Maintaining a strong balance sheet continues to be one of our top priorities. We maintain an investment-grade credit rating that we expect will continue to enable us to opportunistically access the public unsecured bond market and allow us to lower our cost of capital and provide greater flexibility in managing the acquisition and disposition of assets in our operating portfolio.

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
•extending the scheduled maturity dates of and/or refinancing our near-term mortgage, construction, and other indebtedness;
•expanding our unencumbered asset pool;
•raising additional capital through the issuance of common shares, preferred shares, or other securities;
•managing our exposure to interest rate increases on our variable-rate debt through the selective use of fixed-rate hedging transactions;
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
Growth Strategy. Our growth strategy includes the selective deployment of financial resources to projects that are expected to generate investment returns that meet or exceed our internal benchmarks. We implement our growth strategy in a number of ways, including:
•continually evaluating our operating properties for redevelopment and renovation opportunities that we believe will make them more attractive for leasing to new tenants, rightsizing of anchor spaces while increasing rental rates, and re-leasing spaces to existing tenants at increased rental rates;
•completing our two active development and redevelopment projects at The Corner – IN and One Loudoun Expansion;
•evaluating the entitled land holdings to determine the optimal real estate use and capital allocation decisions;
•disposing of select assets that no longer meet our long-term investment criteria and recycling the net proceeds into properties that provide attractive returns and rent growth potential in targeted markets or using the proceeds to repay debt, thereby reducing our leverage; and
•selectively pursuing the acquisition of retail operating properties, portfolios, and companies in markets with strong demographics.
In evaluating opportunities for potential acquisition, development, redevelopment, and disposition, we consider a number of factors, including:
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

During 2024, we acquired one operating retail property for a gross purchase price of $40.1 million and generated gross proceeds of $30.6 million from one property disposition and net proceeds of $13.2 million from the sale of land parcels.
Competition
The U.S. commercial real estate market continues to be highly competitive. We face competition from other REITs, including other retail REITs, and other owner-operators engaged in the ownership, leasing, acquisition, and development of shopping centers, as well as from numerous local, regional, and national real estate developers and owners in each of our markets. Some of these competitors may have greater capital resources than we do, although we do not believe that any single competitor or group of competitors is dominant in any of the markets in which we own properties.
We face significant competition in our efforts to lease available space to prospective tenants at our properties. The nature of the competition for tenants varies based on the characteristics of each local market in which we own properties. We believe that the principal competitive factors in attracting tenants in our market areas are location, demographics, rental rates, the presence of anchor tenants, competitor shopping centers in the same geographic area, and the maintenance, appearance, access, and traffic patterns of our properties. There can be no assurance that in the future we will be able to compete successfully with our competitors in our development, acquisition, and leasing activities.
Government Regulation
We are subject to a variety of federal, state, and local environmental, health, safety, and similar laws, including:
Americans with Disabilities Act and Other Regulations. Our properties must comply with Title III of the Americans with Disabilities Act (the “ADA”) to the extent that such properties are public accommodations as defined by the ADA. The ADA may require removal of structural barriers to allow access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe our existing properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, noncompliance with the ADA could result in orders requiring us to spend substantial sums to cure violations, pay attorneys’ fees, or other amounts. The obligation to make readily accessible accommodations is an ongoing one, and we will continue to assess our properties and make alterations as appropriate in this respect. In addition, our properties are subject to fire and safety regulations, building codes, and other land use regulations.
Affordable Care Act. We may be subject to excise taxes under the employer mandate provisions of the Affordable Care Act (the “ACA”) if we (i) do not offer health care coverage to substantially all of our full-time employees and their dependents or (ii) do not offer health care coverage that meets the ACA’s affordability and minimum value standards. The excise tax is based on the number of full-time employees. We do not anticipate being subject to a penalty under the ACA; however, even in the event that we are, any such penalty would be less than $1.0 million, as we had 227 full-time employees as of December 31, 2024.
Environmental Regulations. Under various laws, ordinances, and regulations, as an owner or operator of real property, we may be or may become liable for the costs of investigation, removal, or remediation of releases of certain hazardous or toxic substances (including petroleum products) at or from our currently or formerly owned or operated properties, or for property damage or bodily injury (including third-party claims), fines, liens, or natural resource damages arising from the presence of such hazardous or toxic substances. In addition, we could be liable for the costs of investigating or remediating contamination at off-site waste disposal facilities to which we have arranged for the disposal or treatment of hazardous or toxic substances. Under certain laws, such liability may be imposed without regard to whether or not we knew of, or caused, the presence of these hazardous or toxic substances, or whether we complied with environmental laws, and the liability may be joint and several.
Some properties in our portfolio contain, may have contained, or are adjacent to or near other properties that have contained or currently contain underground storage tanks for petroleum products or other hazardous or toxic substances. These storage tanks may have released, or have the potential to release, such substances into the environment.
In addition, some of our properties have tenants that may use hazardous or toxic substances in the routine course of their business. In general, these tenants have covenanted in their lease agreements with us to use these substances, if any, in compliance with all environmental laws and agreed to indemnify us for any damages we may suffer as a result of their use of such substances and any contamination they cause. However, these lease provisions may not fully protect us if a tenant responsible for environmental noncompliance or contamination becomes insolvent. Also, certain of our properties have confirmed asbestos-containing building materials (“ACBM”), and other properties may contain such materials. Environmental laws require that ACBM be properly managed and maintained, and fines and penalties may be imposed on building owners or operators for failure to comply with these requirements. In addition, third parties may be allowed to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers.
In addition, our operations and those of our tenants are also subject to various federal, state, and local laws and regulations governing air emissions, wastewater, stormwater, and the use, storage, and disposal of hazardous and toxic substances.
Neither existing environmental, health, safety, and similar laws nor the costs of our compliance with these laws have had a material adverse effect on our financial condition or results of operations, and management does not believe that they will in the future. In addition, we have not incurred, and do not expect to incur, any material costs or liabilities due to environmental contamination at properties we currently own or operate or have owned or operated in the past. However, we cannot predict the impact of new or changed laws or regulations on properties we currently own or operate or may acquire or operate in the future.
We have continued to demonstrate our strong commitment to being a responsible corporate citizen through resource reduction and employee training that has resulted in reductions of energy consumption and waste and improved maintenance cycles.
Insurance
We have a wholly owned captive insurance company, Birch Property and Casualty, LLC (“Birch”), which insures the first layer of general liability insurance for our properties subject to certain limitations. Birch was formed as part of our overall risk management program and to stabilize insurance costs, manage exposure, and recoup expenses through the function of the captive program. We have capitalized Birch in accordance with the applicable regulatory requirements.
We also carry comprehensive liability, fire, extended coverage, and rental loss insurance that covers all properties in our portfolio. We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, cost of the coverage, geographic locations of our assets, and industry practice. Certain risks, such as loss from riots, war, or acts of God, and, in some cases, flooding, are not insurable, or the cost to insure against these events is cost prohibitive; therefore, we do not carry insurance for these losses. Some of our policies, such as those covering losses due to terrorism and floods, are insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses.
Offices
Our principal executive offices are located at 30 S. Meridian Street, Suite 1100, Indianapolis, IN 46204, and our telephone number is (317) 577-5600.
Human Capital
As of December 31, 2024, we had 227 full-time employees. The majority of these employees were based at our Indianapolis, Indiana headquarters, though we also maintain regional offices across the United States. We believe our employees are the most important part of our business. We are committed to providing a work environment that attracts, develops, and retains high-performing individuals and treats employees with dignity and respect.
Diversity, Equity and Inclusion
Our policies are designed to promote fairness, equal opportunities, and diversity within the Company. When attracting, developing, and retaining talent, we seek individuals who hold varied experiences and viewpoints and embody our core values to create an inclusive and diverse culture and workplace that allows each employee to do their best work and drive our collective success. We believe that a diverse workforce possesses a broader array of perspectives that businesses need to remain competitive in today’s economy. We maintain employment policies that comply with federal, state, and local labor laws and promote a culture of fairness and respect. These policies set forth our goal to provide equal employment opportunity without discrimination or harassment on the basis of age, gender (including identity or expression), marital status, civil partnership status, sexual orientation, disability, color, nationality, race or ethnic origin, or religion or belief. All of our employees must adhere to a Code of Business Conduct and Ethics that sets standards for appropriate behavior, and all employees must also complete required internal training on respect in the workplace and diversity to further enhance our cultural behaviors.
In 2023, we achieved our targets of at least 30% diverse representation on our Board of Trustees and at least one female-chaired committee with the chairing of our Corporate Governance and Nominating Committee by a female trustee. As of

December 31, 2024, approximately 51% of our workforce was female, and minorities represented approximately 23% of our team.
Professional Development and Training
We believe a commitment to our employees’ learning and development through training, educational opportunities, and mentorship is critical to our ability to continue to innovate. We focus on professional development at every level of the organization. We align employees’ goals with our overall strategic direction to create a clear link between individual efforts and the long-term success of the Company and provide effective feedback on employees’ performance towards goals to ensure their growth and development. We use the following tools to recognize our employees, advance our talent pool, and create a sustainable and long-term enterprise: (i) performance plans, (ii) Level Up award that recognizes employees who have made an extraordinary effort to help the Company achieve success, (iii) FOCUSED award that acknowledges employees who have embodied our FOCUSED values (forward-thinking, optimistic, collaborative, urgent, sound, empowered, and dedicated) throughout the year, and (iv) individual development planning, along with reward packages. The Company also provides reimbursement opportunities for employees pursuing educational degrees or certification programs that are relevant to their roles or professional development, and we have a learning management system to enhance our employees’ technical and professional development.
Community Development
We seek to foster a corporate culture where our many stakeholders, including our employees, engage in the topic of community development and collaborate to extend resources towards the advancement of this principle. We are proud to be active citizens of the communities in which we operate. In furtherance of this commitment, we partner with and support local charitable organizations that we believe are contributing to the growth and development of the community and host dozens of free community events throughout our portfolio. Our Kite Cares initiative contributes to the welfare of local youth and those in need. The program’s efforts are community-focused and have included:
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
Team Wellness
The health, safety, and well-being of our employees is always a top priority, and we foster an environment that allows our employees to succeed while balancing work and life. We provide a wide range of employee benefits, including comprehensive medical, prescription, dental, and vision insurance coverage, the majority of which is paid by the Company. We also provide paid maternity, paternity, and adoption leave; matching 401(k) contributions; free life insurance; disability benefits; spousal death benefits; education assistance reimbursements; and remote working and flexible scheduling arrangements. In addition, to enhance the well-being of our employees, we provide them with access to health and wellness programs that support physical, mental, and financial health, such as Lunch & Learns and Wellness Wednesdays.
Environmental, Social and Governance Matters
The Company strives to be a responsible corporate citizen, and we recognize the importance that environmental, social, and governance (“ESG”) initiatives play in our ability to generate long-term, sustainable returns. In 2020, we established a cross-functional task force (the “ESG Task Force”) that is comprised of senior leadership and members from a variety of functional areas and is led by our Chief Executive Officer. The ESG Task Force meets quarterly and focuses on setting, implementing, monitoring, and communicating to our investors and other stakeholders our ESG strategy and related initiatives and regularly reports to the Board of Trustees.

In June 2024, the ESG Task Force issued the Company’s annual Corporate Responsibility Report, which is published on our website and provides a comprehensive overview of our ESG strategies and initiatives. The Company is committed to implementing sustainable business practices at our properties and is actively undertaking multiple projects to make our operations more energy efficient and reduce our environmental impact. These current projects include:
•installing LED lighting in parking lots (78% of our properties have installed such LED lighting as of December 31, 2024, with a goal of 80% of the portfolio by the end of 2026);
•implementing smart meters and other initiatives aimed at water conservation, recycling, and waste diversion (22% of our properties have implemented smart irrigation controls as of December 31, 2024, with a goal of 25% of the portfolio by the end of 2026);
•installing electric vehicle (“EV”) charging stations (332 charging stations have been installed across 27 properties for a total of 15% of the portfolio as of December 31, 2024, with a goal of 20% of the portfolio by the end of 2026); and
•receiving IREM certifications (100 properties or 56% of the portfolio have received such certifications as of December 31, 2024, with a goal of 75% of the portfolio by the end of 2026).
In addition, we implemented a policy to transition landscaping in all future redevelopment projects to drought-tolerant landscaping where permitted by code. Recent business initiatives encourage tenants to adopt green leases, also referred to as “high-performance” or “energy-aligned” leases, to equitably align the costs and benefits of energy and water efficiency investments for building owners and tenants based on principles and best practices from the Green Lease Leaders Reference Guide by the Institute for Market Transformation and the U.S. Department of Energy. The Company has continued its partnership with One Tree Planted, a non-profit organization committed to reforestation and has planted over 47,000 new trees through its Project Green reforestation effort. We continue to evaluate potential actions that might reduce our carbon footprint or otherwise mitigate our environmental impact.
As described above, we are highly committed to our employees, and our policies are designed to promote fairness, equal opportunities, diversity, well-being, and professional development within the Company. Our corporate governance structure, led by our Board of Trustees, closely aligns our interests with those of our shareholders, as further described in our annual Proxy Statement.
Available Information
Our website address is http://www.kiterealty.com. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.
Also available on our website are copies of our Code of Business Conduct and Ethics, Code of Ethics for Principal Executive Officer and Senior Financial Officers, Corporate Governance Guidelines, and the charters for each of the committees of our Board of Trustees—the Audit Committee, the Corporate Governance and Nominating Committee, and the Compensation Committee. Copies of these documents are also available from us in print and free of charge to any shareholder upon request. Any person wishing to obtain such copies should contact our Investor Relations department by mail at our principal executive offices.
The SEC maintains a website (http://www.sec.gov) that contains reports, proxy statements, information statements, and other information regarding issuers that file electronically with the SEC.
ITEM 1A. RISK FACTORS
The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time. These factors, among others, may have a material adverse effect on our business, financial condition, operating results and cash flows, including our ability to make distributions to our shareholders. It is not possible to predict or identify all such factors, and this list should not be considered a complete statement of all potential risks or uncertainties. We have separated the risks into three categories: (i) risks related to our operations; (ii) risks related to our organization and structure; and (iii) risks related to tax matters.

RISKS RELATED TO OUR OPERATIONS
Our business, financial condition, performance, and value are subject to risks and conditions associated with real estate assets and the real estate industry.
Our primary business is the ownership, operation, acquisition, and re/development of high-quality, open-air, grocery-anchored shopping centers and vibrant mixed-use and lifestyle assets in the United States. Our business, financial condition, results of operations, cash flows, per share trading price of our common shares, and ability to satisfy our debt service obligations and make distributions to our shareholders are subject to, and could be materially and adversely affected by, risks associated with acquiring, owning and operating these types of real estate assets. These risks include events and conditions that are beyond our control, such as periods of economic slowdown or recession, declines in the financial condition of our tenants, rising interest rates, difficulty in leasing vacant space and/or renewing existing tenants, a decline in the value of our assets, or the public perception that any of these events may occur. Additionally, certain costs of our business, such as insurance, real estate taxes, utilities, and corporate expenses, are relatively inflexible and generally do not decrease if a property is not fully occupied, rental rates decline, a tenant fails to pay rent, or other circumstances cause our revenues to decrease. If we are unable to lower our operating costs when revenues decline and/or fully recover cost increases from our tenants, our financial condition, operating results and cash flows could be materially and adversely impacted. Also, complying with the REIT requirements may cause us to forgo and/or liquidate otherwise attractive investments, which could have the effect of reducing our income and the amount available for distribution to our shareholders. Thus, compliance with the REIT requirements may hinder our ability to make or, in certain cases, maintain ownership of certain attractive investments, which could impact our financial condition, operating results and cash flows.
Ongoing challenges facing our retail tenants, including bankruptcies, financial instability and consolidations, could have a material adverse effect on our business.
We derive the majority of our revenue from retail tenants who lease space from us at our properties; therefore, our ability to generate cash from operations is dependent upon the ability of our tenants to pay the base rent, expense recoveries and other charges due under their leases on a timely basis. The success of our tenants in operating their businesses continues to be impacted by many current economic challenges, including, but not limited to, their ability to rely on external sources to grow and operate their business, inflation, labor shortages, domestic tariff policies, supply chain constraints, retail theft, violent crime, decreased consumer confidence and discretionary spending, and increased energy prices and interest rates. Sustained weakness in certain sectors of the U.S. economy could result in the bankruptcy or weakened financial condition of a number of retailers, including some of our tenants, and an increase in store closures. Tenants may also choose to consolidate, downsize or relocate their operations for various reasons, including mergers or other restructurings. These events, or other similar events, and economic conditions are beyond our control and could affect the overall economy as well as specific properties in our portfolio and our overall cash flow and results of operations, including the following, any of which could have a material adverse effect on our business:
•Collections. Tenants may have difficulty paying their rent and other charges due under their lease agreements on a timely basis or request rent deferrals, reductions or abatements.
•Leasing. Tenants may delay or cancel lease commencements, decline to extend or renew leases upon expiration, reduce the size of their leased space, or close certain locations or declare bankruptcy, which could result in the termination of the tenant’s lease with us and the related loss of rental income. Such terminations or cancellations could result in lease terminations or reductions in rent by certain other tenants in the same shopping center because of contractual co-tenancy termination or rent reduction rights contained in some leases.
•Re-leasing. We may be unable to re-lease vacated space at attractive rents or at all. In some cases, it may take an extended period of time or increased costs for renovations or concessions to re-lease a space, particularly if it involves a significant tenant or a non-owned anchor tenant in multiple locations.
Inflation may adversely affect our financial condition and results of operations.
Inflation has moderated significantly from peak levels experienced two years ago when the U.S. economy was recovering from the coronavirus pandemic. The slow decline in inflation negatively impacted, and a sharp rise in the future could negatively impact, consumer confidence and spending and our tenants’ sales and overall health. This, in turn, has and could in the future put downward pricing pressure on rents that we are able to charge to new or renewing tenants, such that rent spreads and, in some cases, our percentage rents, could be adversely impacted. Most of our leases contain provisions designed to mitigate the adverse impact of inflation, including stated rent increases and requirements for tenants to pay a share of operating expenses, including common area maintenance, real estate taxes, insurance, or other operating expenses related to the maintenance of our properties, with escalation clauses in most leases. However, the stated rent increases or limits on such a tenant’s obligation to pay its share of operating expenses could be lower than the increase in inflation at any given time. Inflation may also limit our ability to recover all of our operating expenses. In addition, a portion of our leases are based on a fixed amount or fixed percentage that is not subject to adjustment for inflation. Increased inflation could have a more pronounced negative impact on our interest and general and administrative expenses, as these costs could increase at a higher rate than our rents charged to tenants. If we are unable to lower our operating costs when revenues decline and/or fully recover cost increases from our tenants, our financial performance could be materially and adversely affected.
Tenant bankruptcies have in the past and could in the future make it difficult for us to collect rent or make claims against a tenant in bankruptcy.
A bankruptcy filing by one of our tenants would legally prohibit us from collecting any unpaid rent from that tenant unless we receive an order from the bankruptcy court permitting us to do so. Such bankruptcies have in the past and could in the future delay, reduce, or ultimately preclude the collection of amounts owed to us, including both past and future rent. A tenant in bankruptcy may attempt to renegotiate their lease or request significant rent concessions. If a lease is assumed by a tenant in bankruptcy, all pre-bankruptcy amounts owed under the lease must be paid in full to us. However, if a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages that would be paid only to the extent that funds are available and in the same percentage as is paid to all other holders of unsecured claims. As a result, it is likely that we would recover substantially less than the full value of any unsecured claim we hold from a tenant in bankruptcy, if at all, which would reduce our cash flows and could have a material adverse effect on us.
E-commerce and other changes in consumer buying practices may impact our tenants and our business.
Many of our tenants face increasing competition from e-commerce, which could affect decisions made by current and prospective tenants in leasing space and how they compete and innovate in a rapidly changing retail environment, including potentially reducing the size or number of their retail locations in the future. We cannot predict with certainty how changes in e-commerce will impact the demand for space or the revenue generated at our properties in the future. We continue to respond to these trends and are heavily focused on anchoring and diversifying our properties with tenants whose businesses are either more resistant to, or synergistic with, e-commerce, as well as adapting our properties to allow our tenants to serve as last-mile fulfillment centers. In addition, changes in consumer buying practices and shopping trends may also impact the financial condition of retailers that do not adapt to changes in market conditions. The risks associated with e-commerce could have a material adverse effect on the business outlook and financial results of our current and future tenants, which, in turn, could have a material adverse effect on us.
We face significant competition in leasing space at our properties, which may impact our rental rates, leasing terms and expenditures for capital improvements.
We compete for tenants with numerous developers, owners, and operators of retail shopping centers and regional and outlet malls, including institutional investors and other REITs, many of whom own properties similar to, and in the same sub-markets as, our properties. As of December 31, 2024, leases representing approximately 8.1% of our total retail ABR were scheduled to expire in 2025. Some of our competitors may have greater capital resources than we do or may be willing to offer lower rental rates or more favorable terms to tenants, such as substantial rent reductions or abatements, tenant allowances or other improvements, and/or early termination rights. These accommodations may pressure us to reduce our rental rates, undertake unexpected capital improvements, or offer other terms less favorable to us, which could adversely affect our financial condition. Additionally, if retailers or consumers perceive that shopping at other locations is more convenient, cost-effective, or otherwise more attractive, our revenues and results of operations may also suffer.
Changing economic and retail market conditions in geographic areas where our properties are concentrated could materially and adversely affect our financial condition and results of operations.
The economic conditions in markets where our properties are concentrated can greatly influence our financial performance. The specific markets in which we operate may face challenging economic conditions that could persist into the future. As of December 31, 2024, rents from our retail properties in the states of Texas, Florida, Maryland, North Carolina, and Virginia comprised 26.7%, 11.7%, 5.9%, 5.7%, and 5.4% of our ABR, respectively. This level of concentration could expose us to greater market-dependent economic risks than if we owned properties in more geographic regions. Adverse economic or real estate trends in these states or the surrounding regions or any decrease in demand for retail space resulting from the local regulatory environment, business climate, or fiscal problems in these states could have a material adverse effect on us and limit our ability to meet our financial obligations.

Uninsured losses or losses in excess of insurance coverage could materially and adversely affect us.
We do not carry insurance for generally uninsurable losses such as loss from riots, war or acts of God and, in some cases, floods. In addition, insurance companies may no longer offer coverage against certain types of losses such as environmental liabilities or other catastrophic events or, if offered, the expense of obtaining such coverage may not be justified. Some of our insurance policies, such as those covering losses due to terrorism and floods, are insured subject to limitations, and in the future, we may be unable to renew our current insurance coverage or initiate new coverage at adequate levels or at reasonable prices. Given the continued increase in severe climate-related events, we have continued to experience a significant increase in insurance rates for property insurance and may continue to do so in the future. The rates for casualty insurance have also continued to increase significantly due to an increase in litigation. In addition, tenants generally are required to indemnify and hold us harmless from liabilities resulting from injury to persons or damage to personal or real property on the leased premises due to activities conducted by them (including, without limitation, any environmental contamination). Tenants are also required, at their expense, to obtain and keep in full force during the term of the lease liability and property damage insurance policies. However, tenants may not properly maintain their insurance policies or have the ability to pay the deductibles associated with them. If we experience a loss that is uninsured or exceeds our policy limits, we could lose all or a portion of the capital we have invested in the damaged property, as well as the anticipated future cash flows, but remain obligated for any recourse indebtedness even if the property was irreparably damaged. Inflation, changes in building codes and ordinances, environmental considerations, and other factors might also make it impractical or undesirable to use insurance proceeds to replace a property after it has been damaged or destroyed. As a result, our financial condition, operating results and cash flows could be materially and adversely affected.
Developments and redevelopments have inherent risks that could adversely impact us.
As of December 31, 2024, we had development projects under construction at The Corner – IN and One Loudoun Expansion. Based on our current plans and estimates, we anticipate that it will require approximately $65.0 million to $75.0 million of investment from us to complete these projects. We also had eight redevelopment opportunities currently in the planning stage, including de-leasing space and evaluating development plans and costs with potential tenants and partners. Some of these plans include non-retail uses such as multifamily housing and a hotel. New development and redevelopment projects are subject to a number of risks, including the following:
•expenditure of capital and time on projects that may not be pursued or completed;
•failure or inability to obtain construction or permanent financing on favorable terms or at all;
•inability to secure necessary zoning or regulatory approvals;
•higher than estimated construction or operating costs, particularly labor and material costs, including as a result of inflation and domestic tariff policies;
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
•decrease in customer traffic during the development or redevelopment period causing a decrease in tenant sales;
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
As part of our investment decision to develop or redevelop a particular property, we make certain assumptions regarding the expected future performance of that property, which, if not met, could materially and adversely affect our financial performance. If a development or redevelopment project is unsuccessful, our entire investment could be at risk for loss, or an impairment charge could occur. In addition, new development and significant redevelopment activities, regardless of whether they are ultimately successful, typically require substantial time and attention from management.

Pandemics or other public health crises could materially and adversely affect our business, financial performance and condition, operating results, and cash flows.
A future public health crisis could have significant repercussions across domestic and global economies, including the retail sector within the U.S., and the financial markets. Factors that may negatively impact our ability to operate successfully as a result of a pandemic or other health crises include, among others:
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
The full extent of the impact of a pandemic on our business is largely uncertain and dependent upon a number of factors that are beyond our control, such as the scope, severity and duration of the public health concern. Therefore, we are not able to estimate with any degree of certainty the effect a pandemic or other public health crises or measures intended to curb its spread could have on our business, results of operations, financial condition and cash flows.
We and our tenants face risks related to cyber attacks that could cause loss of confidential information and other business disruptions.
We and our tenants rely extensively on information technology (“IT”) systems to process transactions and manage our respective businesses; as a result, we are at risk from, and may be impacted by, cybersecurity incidents. Cybersecurity incidents could include (i) unintentional or malicious attempts to gain unauthorized access to, or acquisition of, our data and/or IT systems by individuals, including employees or contractors, or sophisticated organizations using advanced hacking tools and techniques such as artificial intelligence; (ii) failures during routine operations such as system upgrades or user errors; (iii) network or hardware failures; or (iv) the introduction of malicious or disruptive software. Such cybersecurity incidents may involve social engineering, business email compromise, cyber extortion, ransomware, denial of service, or attempts to exploit vulnerabilities, or may be predicated by geopolitical events, natural disasters, failures or impairments of telecommunications networks, or other catastrophic events.
A cybersecurity incident could compromise the confidential information of our employees, tenants, and vendors; disrupt the proper functioning of our networks; result in misstated financial reports, violations of loan covenants, and/or missed reporting deadlines; impede our ability to maintain the building systems that our tenants rely on for the efficient use of their leased space; require significant management attention to remedy any damages; result in reputational damage to ourselves or our tenants; or lead to potential litigation or regulatory investigation, increased oversight, fines, or other penalties. Increased regulation of data collection, use, and retention practices, including self-regulation and industry standards; changes in existing laws and regulations; enactment of new laws and regulations; increased enforcement activity; and changes in the interpretation of laws could increase our cost of compliance and operations, limit our ability to grow our business, or otherwise harm us.
We employ a variety of measures to prevent, detect, respond to, and recover from cybersecurity threats; however, there is no guarantee such efforts will be successful in preventing a cybersecurity incident. We have identified, and expect to continue to identify, cyber attacks and other cybersecurity incidents on our IT systems and those of third parties, including through e-mail phishing attempts and scams, but none of the cybersecurity incidents identified as of December 31, 2024 has had a material impact on our business or operations. The interpretation and application of cybersecurity and data protection laws and regulations are often uncertain and evolving. As a result, there can be no assurance that our security measures will be deemed adequate, appropriate, or reasonable by a regulator or court. Moreover, even security measures that are deemed appropriate, reasonable, and/or in accordance with applicable legal requirements may be unable to protect our IT systems or the information we maintain.
In addition, we rely on a number of service providers and vendors to provide important software, tools, and services, and operational functions, including payroll, accounting, budgeting, and lease management. As a result, cybersecurity risks at these service providers and vendors create additional risks for our information and business. While we may be entitled to damages if our service providers and vendors fail to satisfy their security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such an award. A cybersecurity incident impacting us directly or through third parties may result in the disruption of our operations, material harm to our financial condition, cash flows, and the market price of our common shares; misappropriation of our assets; compromise or corruption of confidential information collected while conducting our business; liability for information or assets that were inappropriately accessed, stolen, altered, or made unavailable; increased cybersecurity protection and insurance costs; regulatory scrutiny or enforcement; litigation; and damage to our stakeholder relationships and reputation. Although we make efforts to maintain the security and integrity of our IT networks and related systems on which we rely, there can be no assurance that our efforts and measures or those of our third-party service providers will be effective or that attempted cyber attacks or disruptions will not be successful or damaging.
While we have obtained cybersecurity insurance, there are no assurances that the coverage would be adequate in relation to any incurred losses. Moreover, as cyber attacks increase in frequency and magnitude, we may be unable to obtain cybersecurity insurance in amounts and on terms we view as adequate for our operations in the future.
We may be unable to obtain additional capital through the debt and equity markets on favorable terms or at all.
Due in part to the distribution requirements of a REIT, we may be unable to fund all of our future capital needs with income from operations. Consequently, we may rely on external sources of capital. Our access to external capital depends on several factors, including general market conditions, our current and potential future earnings, the market’s perception of our growth potential and risk profile, and our cash distributions. Disruptions in the financial markets could impact the overall amount of debt and equity capital available, our ability to access new capital on acceptable terms, and loan-to-value ratios and could cause a tightening of lender underwriting standards and terms and higher interest rate spreads. As a result, we may be unable to refinance or extend our existing indebtedness on favorable terms or at all. We have $430.0 million of debt principal scheduled to mature through December 31, 2025, the majority of which we expect will be satisfied with proceeds from the Notes Due 2031 that were issued in August 2024. If we are unable to obtain debt or equity capital on favorable terms or at all, it could have negative effects on our business and affect our ability to (i) operate, maintain, or reinvest in our portfolio; (ii) dispose of properties on favorable terms due to an immediate need for capital; (iii) repay or refinance our indebtedness on or before maturity; (iv) acquire or develop properties when strategic opportunities exist; or (v) make distributions to our shareholders, all of which could have a material adverse effect on our business. If economic conditions deteriorate in any of our markets, we may have to seek less attractive, alternative sources of financing and adjust our business plan accordingly.
We have a significant amount of indebtedness outstanding and high interest rates could materially adversely affect us.
As of December 31, 2024, we had approximately $3.2 billion of consolidated indebtedness outstanding, of which $169.6 million bore interest at variable rates after giving effect to interest rate swaps. Due to the high inflation environment we experienced over the past three years, the U.S. Federal Reserve sharply raised short-term interest rates in 2022 and 2023 to curtail high inflation, which resulted in higher incremental borrowing costs for us. The U.S. Federal Reserve cut interest rates by 1.00% in 2024 as inflationary pressures have eased due to stronger economic data and an improving economic growth outlook. If the U.S. Federal Reserve raises interest rates in the future, the U.S. economy could be adversely impacted, including slowing economic growth and potentially causing a recession. In addition, increases in interest rates negatively affect the terms under which we are able to refinance our outstanding debt as it matures, to the extent we have not hedged our exposure to changes in interest rates. If our interest expense increased significantly, it could materially adversely affect us. For example, if market rates of interest on our variable rate debt outstanding as of December 31, 2024, net of interest rate swaps, increased by 1%, the increase in interest expense on our unhedged variable rate debt would decrease future cash flows by approximately $1.7 million annually.
We may incur additional debt in connection with various development and redevelopment projects and upon the acquisition of operating properties. Our organizational documents do not limit the amount of indebtedness that we may incur. In addition, we may increase our mortgage debt by obtaining loans secured by some or all of the real estate properties we develop or acquire. We may also borrow funds, if necessary, to satisfy the requirement that we distribute to our shareholders at least 90% of our annual “REIT taxable income” (determined before the deduction for dividends paid and excluding net capital gains) or otherwise as is necessary to ensure we maintain our qualification as a REIT for U.S. federal income tax purposes or avoid paying taxes that can be eliminated through distributions to our shareholders.
Our substantial debt could materially and adversely affect our business in other ways, including (i) requiring us to use a substantial portion of our cash flow to service our indebtedness, which would reduce the cash available to fund general corporate purposes and distributions; (ii) limiting our ability to obtain additional financing to fund our working capital needs, capital expenditures, acquisitions, other debt service requirements, or other purposes; (iii) increasing our costs of incurring additional debt and our exposure to variable interest rates; (iv) increasing our vulnerability to economic and industry downturns and reducing our flexibility in responding to changing business and economic conditions; and (v) placing us at a competitive disadvantage compared to other real estate investors that are not as highly leveraged. The impact of any of these potential adverse consequences could have a material adverse effect on us.

We could be adversely affected by the financial and other covenants and provisions contained in our financing agreements.
Our Revolving Facility, senior unsecured term loans and notes require compliance with certain financial and operating covenants, including, among others, certain leverage and interest coverage ratios and limitations on our ability to incur debt, make dividend payments, sell all or substantially all our assets and engage in mergers, consolidations and certain acquisitions. These covenants may limit our operating and financial flexibility and ability to respond to changes in our business or pursue strategic opportunities in the future, including the ability to obtain additional financing needed to address cash shortfalls or pursue growth opportunities or other accretive transactions. Further, our Revolving Facility is priced, in part, on a leverage grid that resets quarterly. Deterioration in our leverage covenant calculation could lead to a higher credit spread component within the applicable interest rate for this debt agreement and result in higher interest expense.
In the event of a default under any of our debt agreements, our lenders or noteholders have various rights, including, but not limited to, the ability to require the acceleration of payment of all principal and interest then due and/or to terminate the agreements, which could have a material adverse effect on our business, limit our ability to make distributions to our shareholders, and prevent us from obtaining additional financing to address cash shortfalls or pursue growth opportunities. In addition, our debt agreements contain cross-defaults to certain other material indebtedness (including recourse indebtedness at various amounts between $40.0 million and $75.0 million, depending on the agreement) such that an “Event of Default” under one of these agreements could trigger an “Event of Default” under the other debt obligations. These provisions could allow our lenders and noteholders to accelerate the amount due under the loans and notes. If payment is accelerated, our liquid assets may not be sufficient to repay such debt in full. As of December 31, 2024, we believe we were in compliance with all applicable covenants under our debt agreements, although there can be no assurance that we will continue to remain in compliance in the future.
Adverse changes in our credit ratings could affect our borrowing capacity and borrowing terms.
Our creditworthiness is rated by nationally recognized credit rating agencies. The credit ratings assigned are based on our operating performance, liquidity and leverage ratios, financial condition and prospects, and other factors viewed by the credit rating agencies as relevant to our industry and the general economic outlook. Our credit rating can affect the amount of capital we access and the rate we receive, as well as the terms of certain existing and potential future debt financings. Since we depend on debt financing to fund the growth of our business, an adverse change in our credit rating, including changes in our credit outlook, or even the initiation of a review of our credit rating that could result in an adverse change, could have a material adverse effect on us. Furthermore, certain of our senior unsecured term loans are priced, in part, on our credit rating. A downgrade of our credit rating could result in a higher credit spread component within the applicable interest rate for those debt agreements and higher interest expense.
We are subject to risks associated with hedging agreements, including potential performance failures by counterparties and termination costs.
We use a combination of interest rate protection agreements, including interest rate swaps and treasury locks, to manage the risks associated with interest rate volatility. These hedging agreements involve risk, including the risk that counterparties may fail to honor their obligations under the hedging arrangements and that these arrangements may not be effective in reducing our exposure to interest rate changes. Developing and implementing an effective interest rate risk management strategy is complex, and no strategy can completely insulate us from the risks associated with fluctuations in interest rates. There can be no assurance that our hedging arrangements will qualify for hedge accounting or that our hedging activities will have the desired beneficial impact on our results of operations or financial condition. Further, should we choose to terminate a hedging agreement, there could be significant costs and cash requirements involved to fulfill our initial obligation under the agreement.
Joint venture investments could be adversely affected by the structure, terms and activities of our joint venture partners.
As of December 31, 2024, we owned interests in Delray Marketplace and a residential building at One Loudoun Downtown through consolidated joint ventures and interests in the following through unconsolidated joint ventures: a three-property retail portfolio consisting of Livingston Shopping Center, Plaza Volente and Tamiami Crossing; the hotel component at Eddy Street Commons; and the development project at The Corner – IN. We may pursue co-investing with third parties through other joint ventures in the future. Our joint ventures and the value and performance of such investments may involve risks not present with respect to our wholly owned properties, including (i) shared decision-making authority, which may prevent us from taking actions that are in our best interest; (ii) restrictions on our ability to sell our interests in the joint ventures without the other partner’s consent; (iii) potential conflicts of interest or other disputes, including potential litigation or arbitration that would prevent management from focusing their time and effort on our business; (iv) potential losses or increased costs or expenses arising from actions taken in respect of the joint ventures; (v) actions by our partners that could jeopardize our REIT status, require us to pay taxes or subject the properties owned by the joint venture to liabilities greater than those contemplated by the terms of the joint venture agreements; and (vi) joint venture agreements may contain buy-sell provisions pursuant to which one partner may initiate procedures requiring us to buy the other partner’s interest, all of which could affect our business, financial condition, results of operations and cash flows.
We face significant competition and risks in pursuing acquisition opportunities.
We continue to evaluate the market for potential acquisitions and may acquire properties when we believe strategic opportunities exist. When we pursue acquisitions, we may face competition from other real estate investors, some of which may have substantial capital and a willingness to accept more risk than we do, which could (i) limit our ability to acquire properties, (ii) increase the purchase price we are required to pay, thus reducing the return to our shareholders, and (iii) cause us to agree to material restrictions or limitations in the acquisition agreements. In addition, properties we acquire in the future may fail to successfully integrate into our existing operating platform or achieve the expected occupancy and/or rental rates within the projected time frame, if at all, which may result in the properties’ failure to achieve the expected investment returns. In certain circumstances, we may abandon a potential acquisition after spending significant resources to pursue the opportunity. These factors and any others could impede our growth and materially and adversely affect our financial condition and results of operations.
We may be unable to sell properties at the time we desire, on favorable terms or at all, which could limit our ability to access capital through dispositions.
Real estate investments are illiquid and generally cannot be sold quickly. Our ability to dispose of properties on advantageous terms depends upon many factors that are beyond our control, and we cannot predict the various market conditions affecting real estate investments that will exist in the future. We may be unable to dispose of any of our properties on terms favorable to us or at all, and each individual sale will depend upon, among other things, (i) general economic and market conditions, (ii) competition from other sellers, (iii) increases in market capitalization rates, (iv) individual asset characteristics, and (v) the availability of attractive financing for potential buyers of our properties. Further, we may incur expenses and transaction costs in connection with dispositions.
In addition, the Internal Revenue Code of 1986, as amended (the “Code”) generally imposes a 100% penalty tax on gains recognized by REITs upon the disposition of assets if the assets are held primarily for sale in the ordinary course of business rather than for investment, which could cause us to forgo or defer sales of properties that might otherwise be in our best interest to sell. This in turn may limit our ability to appropriately adjust our portfolio mix in response to market conditions. We will also be subject to income taxes on gains from the sale of any properties owned by any taxable REIT subsidiary (“TRS”).
We could experience a decline in the fair value of our real estate assets and be subject to impairment charges.
Our real estate properties are carried at cost unless circumstances indicate that the carrying value of these assets may not be recoverable through future operations. We periodically evaluate whether there are any indicators, including declines in property operating performance and general market conditions, that the carrying value of our real estate assets may be impaired. Changes in our disposition strategy or in the marketplace may alter the holding period of an asset or group of assets, which may result in an impairment loss that could be material to our financial condition or operating performance. To the extent the carrying value of the asset exceeds the estimated future undiscounted property cash flows, an impairment loss is recognized equal to the excess of the carrying value over the estimated fair value, which is highly subjective and involves a significant degree of management judgment regarding various assumptions. During the years ended December 31, 2024 and 2023, we recognized impairment charges of $66.2 million and $0.5 million, respectively. We did not recognize any impairment during the year ended December 31, 2022. There can be no assurance that we will not recognize additional impairment charges in the future related to our assets, which could have a material adverse effect on our results of operations in the period in which the charge is recognized.
We could be materially and adversely affected if we are found to be in breach of a ground lease at one of our properties or are unable to renew a ground lease.
As of December 31, 2024, we had 10 properties in our portfolio that are either completely or partially on land that is owned by third parties and leased to us pursuant to ground leases. If we are found to be in breach of a ground lease and that breach cannot be cured or we are unable to extend the lease terms or purchase the fee interest in the underlying land prior to expiration, for which no assurance can be given, we could lose our interest in the improvements and the right to operate the property. As a result, we would be unable to derive income from such property, which could materially and adversely affect us. Assuming we exercise all available options to extend the terms, our ground leases will expire between 2045 and 2115. In certain cases, our ability to exercise the extension option is subject to the condition that we are not in default under the terms of the ground lease at the time we exercise such option, and we can provide no assurances that we will be able to exercise the extension options at such times.
Natural disasters, severe weather conditions, climate change, and terrorism or other acts of crime or violence could have an adverse impact on our financial condition and results of operations.
A significant number of our properties are located in areas that are susceptible to, or have been affected by, natural disasters and severe weather conditions such as hurricanes, tropical storms, tornadoes, earthquakes, floods and wildfires. Changing weather patterns and climatic conditions, primarily as a result of climate change, may affect the predictability and frequency of natural disasters and severe weather conditions in some parts of the world and create additional uncertainty as to future trends and exposures, including certain areas in which our portfolio is concentrated, such as the states of Texas, Florida, and North Carolina and the MSAs of New York, Atlanta, Seattle, Chicago, and Washington, D.C. Over time, the occurrence of natural disasters, severe weather conditions, and changing climatic conditions can delay new development and redevelopment projects, increase costs to repair or replace damaged properties and future operating and insurance costs, and negatively impact the demand for retail space in the affected areas, or in extreme cases, affect our ability to operate the properties at all.
In addition, changes in federal, state, and local laws and regulations on climate may require us to make additional investments in our properties, resulting in increased capital expenditures and operating costs, implement new or additional processes and controls to facilitate compliance, and/or pay additional energy, insurance, and real estate taxes, or potentially result in fines for noncompliance. For example, “green” building codes may seek to reduce emissions by imposing certain standards for design, construction materials, water and energy usage and efficiency, and waste management. These developments could increase the costs of maintaining or improving our properties and could also result in increased compliance costs or additional operating restrictions that could adversely impact our tenants’ businesses and their ability to pay rent, which could adversely affect our financial condition, results of operations and cash flows.
Potential terrorist attacks, shooting incidents, and other acts of crime or violence could also harm the demand for and value of our properties, including through damage, destruction, or loss at our properties; increased security costs; utility outages; and limited availability of terrorism insurance. If concerns regarding safety were to alter shopping habits or deter customers from visiting shopping centers, our tenants would be adversely affected, which could impact their ability to meet their lease obligations, make it difficult for us to renew or re-lease space at our properties at rental rates equal to or above historical rates, or result in increased volatility in the financial markets and economies.
Any one of these events could decrease demand for real estate, impact the occupancy at our properties, and limit our access to capital or increase our cost of raising capital, which could materially and adversely affect our financial condition and results of operations.
We could incur significant costs related to environmental matters, and our ability to identify environmental liabilities may be limited.
Under various laws, ordinances, and regulations, as an owner or operator of real property, we may be or may become liable for the costs of investigation, removal, or remediation of releases of certain hazardous or toxic substances (including petroleum products) at or from our currently or formerly owned or operated properties, or for property damage or bodily injury (including third-party claims), fines, liens, or natural resource damages arising from the presence of such hazardous or toxic substances. In addition, we could be liable for the costs of investigating or remediating contamination at off-site waste disposal facilities to which we have arranged for the disposal or treatment of hazardous or toxic substances. Under certain laws, such liability may be imposed without regard to whether or not we knew of, or caused, the presence of these hazardous or toxic substances, or whether we complied with environmental laws, and the liability may be joint and several. Some properties in our portfolio contain, may have contained, or are adjacent to or near other properties that have contained or currently contain underground storage tanks for petroleum products or other hazardous or toxic substances, and some of our properties have tenants that may use hazardous or toxic substances in the course of their business. Indemnities in our lease agreements may not fully protect us if a tenant responsible for environmental noncompliance or contamination becomes insolvent. As is the case with many community and neighborhood shopping centers, many of our properties had or have on-site dry cleaners and/or gas stations, the prior or current use of which could potentially increase our environmental liability exposure. The cost of investigation and removal or remediation of such hazardous or toxic substances or other contamination-related liabilities may be substantial and could exceed the value of the property, and the presence of these hazardous or toxic substances or the failure to properly remediate them may adversely affect our ability to sell or lease a contaminated property, borrow funds using the property as collateral, or increase future development costs, or may result in operational restrictions on the property.

Certain of our properties have confirmed ACBM, and other properties may contain such materials. Environmental laws require that ACBM be properly managed and maintained, and fines and penalties may be imposed on building owners or operators for failure to comply with these requirements. In addition, third parties may be allowed to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers.
Federal, state, and local governments impose environmental laws and regulations that govern our operations and those of our tenants, including with respect to air emissions, wastewater, stormwater, and the use, storage, and disposal of hazardous and toxic substances and petroleum products. We evaluate our properties for compliance with applicable environmental laws on a limited basis. The cost to comply with such laws and regulations may be significant, and such laws may become more stringent over time. If we fail to comply with such laws, including if we fail to obtain any required permits or licenses, we could face substantial fines or possible revocation of our authority to conduct some of our operations.
We can provide no assurance that existing environmental studies with respect to our properties reveal all potential environmental liabilities or that current or future uses, conditions, or changes in environmental laws and regulations, including those related to climate change, will not result in environmental liabilities, additional costs, or operating restrictions on our properties or adversely affect our ability to sell or develop our properties or borrow funds using our properties as collateral.
Compliance with the ADA and fire, safety and other regulations may require us to make significant capital expenditures.
All of the properties in our portfolio are required to comply with Title III of the ADA to the extent that they are public accommodations as defined by the ADA. Compliance with the ADA requirements may require the removal of access barriers, and noncompliance could result in orders requiring us to make substantial capital expenditures to cure violations and pay attorneys’ fees or other amounts. Although we believe our properties substantially comply with the present requirements of the ADA, we have not conducted an audit or investigation of all our properties to determine our compliance. While our tenants are typically obligated to cover costs associated with compliance, if required changes involve greater expenditures or faster timelines than anticipated, the ability of some of our tenants to cover these costs could be limited. In addition, we are required to operate our properties in compliance with fire and safety regulations, building codes, and other land use regulations as they are adopted by governmental entities and become applicable to our properties. We may be required to make substantial capital expenditures to comply with these regulations, and we may be restricted in our ability to renovate the properties subject to these requirements, which could affect our cash flows and results of operations.
Use of artificial intelligence presents risks and challenges that could impact our business.
As with many technological innovations, the use of artificial intelligence, including generative AI tools (“AI”), presents risks and challenges that could adversely affect our business. We are evaluating AI solutions to assist our employees with research, content generation, and decision support. Our vendors may incorporate AI tools into their services and deliverables without disclosing this to us, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards with respect to security, privacy, and data protection. If we, our vendors, or third parties experience an actual or perceived privacy or security incident because of the use of AI, we could lose valuable intellectual property and confidential information, and our reputation and the public perception of the effectiveness of our security measures could be harmed. In addition, AI or machine learning models may create incomplete, inaccurate, or otherwise flawed outputs, some of which may appear correct. Due to these issues, these models could lead us to make flawed decisions that could result in adverse consequences to us, including reputational and competitive harm, loss of customers, and legal liability. Moreover, uncertainty in the regulatory environment related to AI may require significant resources to modify and maintain business practices to comply with applicable law, the nature of which continues to evolve and may prevent or limit our ability to use AI in our business, lead to regulatory fines or penalties, or require us to change our business practices. If we cannot use AI, or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage, which could adversely affect our business. In addition, investments in AI may not realize the benefits that were anticipated.
RISKS RELATED TO OUR ORGANIZATION AND STRUCTURE
Our organizational documents and Maryland law contain provisions that may delay, defer or prevent a change in control of the Company.
Our organizational documents contain provisions that may have an anti-takeover effect and inhibit a change in control transaction, which could prevent our shareholders from being paid a premium for their common shares over the then-prevailing market prices.

(1) There are ownership limits and restrictions on transferability in our declaration of trust. In order for us to qualify as a REIT, no more than 50% of the value of our outstanding common shares may be owned, actually or constructively, by five or fewer individuals at any time during the last half of each taxable year. To ensure that we will not fail to satisfy this requirement and for anti-takeover reasons, our declaration of trust generally prohibits any shareholder (other than an excepted holder or certain designated investment entities, as defined in our declaration of trust) from owning (actually, constructively or by attribution), more than 7% of the value or number, whichever is more restrictive, of our outstanding common shares. Our declaration of trust provides an excepted holder limit that allows certain members of the Kite family (and certain entities controlled by Kite family members) as a group to own more than 7% of our outstanding common shares, subject to applicable tax attribution rules. Currently, any single excepted holder would be attributed all the common shares owned by the other excepted holders, and, accordingly, the excepted holders as a group would not be allowed to own in excess of 21.5% in value or number, whichever is more restrictive, of our common shares. If at a later time there was not one excepted holder that would be attributed all of the shares owned by the excepted holders as a group, the excepted holder limit would not permit each excepted holder to own in excess of 21.5% of our common shares. Rather, the excepted holder limit would prevent two or more excepted holders who are treated as individuals under the applicable tax attribution rules from owning a higher percentage of our common shares than the maximum amount of common shares that could be owned by any one excepted holder (21.5%), plus the maximum amount of common shares that could be owned by any one or more other individual common shareholders who are not excepted holders (7%). Certain entities that are defined as designated investment entities in our declaration of trust, which generally includes pension funds, mutual funds, and certain investment management companies, are permitted to own up to 9.8% in value or number, whichever is more restrictive, of the outstanding shares of any class or series of shares so long as each beneficial owner of the shares owned by such designated investment entity would satisfy the 7% ownership limit if those beneficial owners owned directly their proportionate share of the common shares owned by the designated investment entity. Our Board of Trustees may waive, and has waived in the past, the ownership limits, subject to certain conditions. In addition, our declaration of trust contains certain other ownership restrictions intended to prevent us from earning income from related parties if such income would cause us to fail to comply with the REIT gross income requirements. The various ownership restrictions may discourage a tender offer or other change in control transaction or compel a shareholder who has acquired our common shares in excess of these ownership limitations to dispose of the additional shares.
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
(3) Our declaration of trust and bylaws contain other possible anti-takeover provisions. Our declaration of trust and bylaws contain other provisions such as advance notice requirements for shareholder proposals, the ability of our Board of Trustees to reclassify shares or issue additional shares, and the absence of cumulative voting rights that may have the effect of delaying, deferring, or preventing a change in control of the Company or the removal of existing management.
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
Our bylaws provide that the Circuit Court for Baltimore City, Maryland will be the exclusive forum for any internal corporate claims and other matters, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our trustees, officers, employees, or shareholders.
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
The federal district courts of the United States shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Since Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder, there is uncertainty as to whether a court would enforce an exclusive forum provision for actions arising under the Securities Act. The provision may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our trustees, officers, employees, or shareholders, which may discourage such lawsuits. Alternatively, if a court were to find the choice of forum provision contained in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially and adversely affect us.
Focus on corporate responsibility, specifically related to ESG practices, may impose additional costs and expose us to new risks.
Investors and other stakeholders continue to focus on understanding how companies address a variety of ESG matters and may look to ESG ratings systems or disclosure frameworks that have been developed by third parties to allow comparisons between companies on ESG factors to guide their investment strategies. With this focus and demand, public reporting regarding ESG practices is becoming more broadly expected. We provide corporate disclosures regarding our existing ESG programs and goals, including greenhouse gas emissions reduction targets and other sustainability initiatives, within our annual Corporate Responsibility Reports, which are published on our website. We also use GRESB, an independent organization that provides validated ESG performance data and peer benchmarks, as a method of engaging with shareholders. The focus and activism related to ESG and related matters may constrain our business operations or cause us to incur additional costs. We may also face reputational damage in the event our corporate responsibility initiatives do not meet the standards set by various constituents, including those of third-party providers of corporate responsibility ratings and reports. Moreover, while we may publish voluntary disclosures in our Corporate Responsibility Reports, such voluntary disclosures are often based on hypothetical assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events. Furthermore, should peer companies outperform us in such metrics, potential or current investors may elect to invest with our competitors, which could have a material and adverse impact on our financial condition, the market price of our common shares, and our ability to raise capital.
As we continue to evolve our ESG practices, we could also be criticized by ESG detractors for the scope or nature of our ESG initiatives or goals. We could also encounter negative reactions from governmental actors (such as anti-ESG legislation or retaliatory legislation) and tenants and residents that could have a material adverse effect on us.
Our rights and the rights of our shareholders to take action against our trustees and officers are limited.
Maryland law provides that a trustee has no liability in that capacity if he or she satisfies his or her duties to us and our shareholders. Under current Maryland law, our trustees and officers will not have any liability to us or our shareholders for money damages, except for liability resulting from (i) the actual receipt of an improper benefit or profit in money, property, or services or (ii) active or deliberate dishonesty by the trustee or officer that was established in a judgment or other final adjudication to be material to the cause of action.
In addition, our declaration of trust, bylaws, and indemnification agreements require us to indemnify our trustees and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. As a result, we and our shareholders may have more limited rights against our trustees and officers than might otherwise exist. Accordingly, if actions taken in good faith by any of our trustees or officers impede our performance, our shareholders’ ability to recover damages from such trustees or officers will be limited. In addition, we may be obligated to advance the defense costs incurred by our trustees and executive officers and may, in the discretion of our Board of Trustees, advance the defense costs incurred by our other officers, employees, and other agents in connection with legal proceedings.
Our UPREIT structure may result in potential conflicts of interest with limited partners in our Operating Partnership, including certain of our officers, whose interests may not be aligned with those of our shareholders.
Certain of our officers own limited partner units in our Operating Partnership. These individuals may have personal interests that conflict with the interests of our shareholders with respect to business decisions affecting us and our Operating Partnership, such as interests in the timing and pricing of property dispositions or refinancing transactions to obtain favorable tax treatment. Under the limited partnership agreement of the Operating Partnership, Kite Realty Group Trust, as the general partner, is responsible for the management of the Operating Partnership’s business and affairs. Conflicts of interest may exist or could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and our Operating Partnership or any of its partners, on the other. Our trustees and officers have duties to our Company under Maryland law in connection with their management of Kite Realty Group Trust. At the same time, they have duties and obligations to our Operating Partnership and its limited partners under Delaware law as modified by the partnership agreement of our Operating Partnership in connection with the management of our Operating Partnership as the general partner. Kite Realty Group Trust’s duties and obligations as the general partner of our Operating Partnership may come into conflict with the duties of our trustees and officers to our Company and our shareholders.
Departure or loss of our key personnel could have an adverse effect on us.
We depend significantly on the efforts and expertise of our executive management team, whose experience in real estate acquisitions, developments, finance, and management is a critical element of our future success. If any of our executive officers or other key personnel were to leave the Company for any reason, we may not be able to replace these individuals with an executive with equal skill, ability, and industry expertise within a reasonable timeframe, which could negatively affect our operations and financial condition.
The cash available for distribution to our shareholders may not be sufficient to pay distributions at expected levels nor can we assure you of our ability to make distributions in the future; we may use borrowed funds to make cash distributions and/or choose to make distributions payable, in part, in our common shares.
To qualify as a REIT, we are required to distribute to our shareholders each year at least 90% of our “REIT taxable income,” as determined before the deduction for dividends paid and excluding net capital gains. In order to eliminate U.S. federal income tax, we are required to distribute annually 100% of our net taxable income, including capital gains. If cash available for distribution generated by our assets decreases in future periods from expected levels, our inability to make expected distributions could result in a decrease in the market price of our common shares. Distributions, if any, are made at the discretion of our Board of Trustees and depend upon our earnings, financial condition, maintenance of our REIT qualification, and other factors as our Board of Trustees may deem relevant from time to time. We may be unable to make distributions in the future at current levels or at all. In addition, some of our distributions may include a return of capital. To the extent we choose to make distributions in excess of our current and accumulated earnings and profits, such distributions would generally be considered a return of capital for U.S. federal income tax purposes to the extent of the holder’s adjusted tax basis in their common shares. A return of capital is not taxable, but it has the effect of reducing the holder’s adjusted tax basis in their investment. To the extent that distributions exceed the adjusted tax basis of a holder’s shares, they will be treated as gain from the sale or exchange of such shares. If we borrow to fund distributions, our future interest costs would increase, thereby reducing our earnings and cash available for distribution in the future. Finally, although we do not currently intend to do so, in order to maintain our REIT qualification, we may make distributions that are payable, in part, in our common shares. Taxable shareholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income to the extent of our current or accumulated earnings and profits. Taxable shareholders may also be required to sell shares received in such distribution or other shares or assets owned by them at a time that may be disadvantageous in order to satisfy any tax imposed on such distribution. If a significant number of our shareholders determine that they need to sell common shares in order to pay taxes owed on dividend income, such a sale may put downward pressure on the market price of our common shares.
Future offerings of debt securities, which would be senior to our equity securities, may adversely affect the market price of our common shares.
In the future, we may seek to increase our capital resources through offerings of debt securities, including unsecured notes, medium-term notes, and senior or subordinated notes, as well as debt securities that are convertible into equity. Holders of our debt securities will generally be entitled to receive interest payments, both current and in connection with any liquidation or sale, prior to the holders of our common shares. Future offerings of debt securities, or the perception that such offerings may occur, may reduce the market price of our common shares and/or the distributions we pay with respect to our common shares. Because we may generally issue such debt securities in the future without obtaining the consent of our shareholders, our shareholders will bear the risk of future offerings reducing the market price of our equity securities.
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
We believe that we have qualified for taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2004, and that RPAI had operated in a manner that allowed it to qualify as a REIT, and we intend to operate in a manner we believe allows us to continue to qualify as a REIT for U.S. federal income tax purposes. We have not requested and do not plan to request a ruling from the IRS that we qualify as a REIT, and the statements in this Annual Report on Form 10-K are not binding on the IRS or any court. Qualification as a REIT involves the application of highly technical and complex provisions of the Code for which there are only limited judicial and administrative interpretations. Certain facts and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we (before and after the merger) and RPAI (before the merger) must satisfy a number of requirements, including the ownership of our stock and the composition of our gross income and assets. Also, a REIT must make annual distributions to shareholders aggregating at least 90% of its net taxable income, excluding any net capital gains. The fact that we hold substantially all of our assets through our Operating Partnership and its subsidiaries and joint ventures further complicates the application of the REIT requirements for us. Even a technical or inadvertent mistake could jeopardize our REIT status, and, given the highly complex nature of the rules governing REITs and the ongoing importance of factual determinations, we cannot provide any assurance that we will continue to qualify as a REIT.
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
•we could be subject to certain taxes enacted by the Inflation Reduction Act of 2022 that are applicable to non-REIT corporations, including the non-deductible 1% excise tax on certain stock repurchases;
•we could be subject to the federal alternative minimum tax and possibly increased state and local taxes for such periods;
•unless we are entitled to relief under applicable statutory provisions, neither the Company nor any “successor” corporation, trust, or association could elect to be taxed as a REIT until the fifth taxable year following the year during which we were disqualified;
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
Even if we qualify as a REIT for U.S. federal income tax purposes, we will be required to pay certain U.S. federal, state, and local taxes on our income and property. For example, we will be subject to income tax to the extent we distribute less than 100% of our REIT taxable income, including capital gains. Additionally, we will be subject to a 4% non-deductible excise tax on the amount, if any, by which dividends paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income, and 100% of our undistributed income from prior years. Moreover, if we have net income from “prohibited transactions,” that income will be subject to a 100% penalty tax.
In addition, any net taxable income earned directly by our TRSs or through entities that are disregarded for U.S. federal income tax purposes as entities separate from our TRSs will be subject to U.S. federal and possibly state corporate income tax. We have elected to treat Kite Realty Holdings, LLC and IWR Protective Corporation as TRSs of the Operating Partnership, and we may elect to treat other subsidiaries as TRSs in the future. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a TRS will be subject to an appropriate level of U.S. federal income taxation. For example, a TRS is limited in its ability to deduct interest payments made to an affiliated REIT. In addition, the REIT is required to pay a 100% penalty tax on some payments that it receives or on some deductions taken by the TRS if the economic arrangements between the REIT, the REIT’s tenants, and the TRS are not comparable to similar arrangements between unrelated parties. Finally, some state and local jurisdictions may tax some of our income even though, as a REIT, we are not subject to U.S. federal income tax on that income because not all states and localities treat REITs the same way they are treated for U.S. federal income tax purposes. To the extent that we and our affiliates are required to pay U.S. federal, state, and local taxes, we will have less cash available for distributions to our shareholders.
REIT distribution requirements may increase our debt.
We may be required, from time to time and under certain circumstances, to accrue income for U.S. federal income tax purposes that has not yet been received. In such event, or upon the repayment of principal on our outstanding debt, we could have taxable income without sufficient cash to enable us to meet the distribution requirements of a REIT. Accordingly, we could be required to borrow funds or liquidate investments on disadvantageous terms in order to meet these distribution requirements. Additionally, the sale of properties resulting in significant tax gains could require higher distributions to our shareholders or payment of additional income taxes in order to maintain our REIT status.
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
To qualify as a REIT, we must continually satisfy tests concerning, among other things, (i) the sources of our income, (ii) the nature and diversification of our assets, (iii) the amounts we distribute to our shareholders, and (iv) the ownership of our common shares. In order to meet these tests, we may be required to forgo investments we might otherwise make or liquidate investments from our portfolio that otherwise would be considered attractive. In addition, we may be required to make distributions to our shareholders at disadvantageous times or when funds are not readily available, which could reduce our income and amounts available for distribution to our shareholders.

Dividends paid by REITs generally do not qualify for effective tax rates as low as dividends paid by non-REIT “C” corporations.
The maximum tax rate applicable to “qualified dividend income” paid by non-REIT “C” corporations to certain non-corporate U.S. shareholders has been reduced by legislation to 23.8%, taking into account the 3.8% Medicare tax applicable to net investment income. Dividends payable by REITs, however, are generally not eligible for the reduced rates. Effective for taxable years beginning before January 1, 2026, non-corporate shareholders may deduct 20% of their dividends from REITs, excluding qualified dividend income and capital gains dividends. For non-corporate shareholders in the top marginal tax bracket of 37%, the deduction for REIT dividends yields an effective income tax rate of 29.6% on REIT dividends, which is higher than the 20% tax rate on qualified dividend income paid by non-REIT “C” corporations. These rules do not adversely affect the taxation of REITs; however, they could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the shares of non-REIT “C” corporations that pay dividends, which could adversely affect the value of our common shares.
If a transaction intended to qualify as a Code Section 1031 tax-deferred exchange is later determined to be taxable, we may face adverse consequences.
From time to time, we may dispose of properties in transactions that are intended to qualify as “like-kind exchanges” under Section 1031 of the Code (a “1031 Exchange”). It is possible that the qualification of a transaction as a 1031 Exchange could be challenged and determined to be currently taxable. In such a case, our taxable income and earnings and profits would increase, which could increase the income applicable to our shareholders and, therefore, may require additional distributions to shareholders or, in lieu of that, require us to pay corporate income tax, possibly including interest and penalties. As a result, we may need to borrow funds in order to pay additional distributions or taxes, which could cause us to have less cash available to distribute to our shareholders. Moreover, it is possible that legislation is enacted that could modify or repeal the laws with respect to 1031 Exchanges, which could make it more difficult or impossible for us to dispose of properties on a tax-deferred basis.
If the Operating Partnership fails to qualify as a partnership for U.S. federal income tax purposes, we could fail to qualify as a REIT and suffer other adverse consequences.
We believe that our Operating Partnership has been organized and operated in a manner that allows it to be treated as a partnership and not as an association or a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes. As a partnership, our Operating Partnership is not subject to U.S. federal income tax on its income. Instead, each of its partners is allocated its share of our Operating Partnership’s income. We can provide no assurance, however, that the IRS will not challenge our Operating Partnership’s status as a partnership for U.S. federal income tax purposes or that a court would not sustain such a challenge. If the IRS were successful in treating our Operating Partnership as an association or a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, would cease to qualify as a REIT. Also, the failure of the Operating Partnership to qualify as a partnership would cause it to become subject to U.S. federal corporate income tax, which would significantly reduce the amount of cash available for debt service and for distribution to its partners, including the Parent Company.
There is a risk that the tax laws applicable to REITs may change.
The IRS, the U.S. Treasury Department, and Congress frequently review U.S. federal income tax legislation, regulations, and other guidance. The Company cannot predict whether, when, or to what extent new U.S. federal tax laws, regulations, interpretations, or rulings will be adopted. Any legislative action may prospectively or retroactively modify the Company’s tax treatment and, therefore, may adversely affect the taxation of the Company or its shareholders.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management Process
The Company relies extensively on IT systems to operate and manage its business and process transactions. As a result, our business is at risk from, and may be impacted by, cybersecurity incidents. The Company’s cybersecurity risk management program leverages the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, which is used to benchmark and tailor the Company’s strategies and program to our risk profile and specific operational needs and goals.
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
We recognize that cybercriminals frequently target employees to gain unauthorized access to information systems. Therefore, from onboarding and at least annually thereafter, the Company educates and trains its employees on cybersecurity leading practices using a variety of methods, which is supplemented throughout the year with regular phishing and other cyber-related testing. The Company regularly performs internal and external penetration testing and vulnerability scanning with the support of well-established third-party providers. Identified deficiencies or vulnerabilities are reviewed by the IT staff and management, and remediation steps are taken based on the criticality of the results.
Cybersecurity tools and services are configured to identify threats and risks that may be associated with the use of third-party applications or solutions. We prioritize our cybersecurity efforts relating to third parties based on the likelihood and potential impact of cybersecurity threats. These efforts may include reviewing security documentation or protocols of key vendors, service providers, and external users of our systems.
The Company has developed cybersecurity incident response plans to contain, investigate, respond to, and recover from cybersecurity incidents that may jeopardize the confidentiality, integrity, or availability of our IT systems. Key members of management, including the Company’s Chief Financial Officer, Chief Operating Officer, and Chief Legal Officer, as well as employees from IT, internal audit, marketing and communications, and human resources, serve on the Company’s security incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. Our response plans require prompt notification to members of senior management in the event of a significant cybersecurity incident and prompt briefings on further developments as appropriate.
Risks And Impact From Cybersecurity Threats
As of December 31, 2024, we are not aware of any risks from cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations or financial condition. However, evolving cybersecurity threats make it increasingly challenging to anticipate, detect, and defend against cybersecurity threats and incidents. For more information regarding our cybersecurity risks, see “We and our tenants face risks related to cyber attacks that could cause loss of confidential information and other business disruptions” in Item 1A. “Risk Factors” within this Annual Report on Form 10-K.
Board of Trustees Oversight
Our Board of Trustees oversees various risks that the Company may face from time to time. While the full Board of Trustees has primary responsibility for risk oversight, it has delegated to the Audit Committee the responsibility for overseeing the Company’s enterprise risk management and risk mitigation policies and programs, including matters related to privacy and cybersecurity. The Audit Committee reviews the Company’s cybersecurity risks and the effectiveness of its cybersecurity program every quarter, including current threat levels and ongoing program enhancements. Reports on these topics are provided to the Audit Committee by the Vice President, Chief Information Security Officer (“CISO”) and the Vice President, Internal Audit and Enterprise Risk Management on a quarterly basis. In addition, when appropriate, cybersecurity risks and incidents will be reported to the Board of Trustees by the Company’s Chief Financial Officer.
Management’s Role
The Company’s management team is responsible for implementing and managing the Company’s cybersecurity risk management program. The management team regularly reviews the Company’s cybersecurity risks and adjusts the program as needed. Risk data analyzed includes summary and detailed data from monitoring and protection systems along with remediation reports to help ensure the constant evolution of the program.
Key members of the IT team responsible for information security include several individuals with over 20 years of experience within various industries, including real estate, global retail, fintech, and insurance, along with experience working for several top IT service and solutions providers. The IT team provides quarterly reports to the Company’s senior management, which typically address, among other things, the Company’s cybersecurity strategy, initiatives, key security metrics, business response plans, and the evolving cybersecurity threat landscape.
The Company has cybersecurity insurance designed to cover certain expenses related to cybersecurity incidents. The Company also carries other insurance that may cover ancillary aspects of a cybersecurity incident; however, damage and claims arising from a cybersecurity incident may exceed the amount of any insurance available.

ITEM 2. PROPERTIES
As of December 31, 2024, we own interests in a portfolio of 179 operating retail properties totaling approximately 27.7 million square feet, excluding one operating retail property classified as held for sale as of December 31, 2024, and two office properties with 0.4 million square feet in 24 states. Of the 179 operating retail properties, 10 contain an office component. We also own interests in two development projects that are under construction as of December 31, 2024 and an additional two properties with future redevelopment opportunities. See “Schedule III – Consolidated Real Estate and Accumulated Depreciation” for a list of encumbrances on our properties.
Operating Properties
The following table summarizes the geographic diversity of the Company’s retail operating properties by region and state, ranked by ABR, as of December 31, 2024 (GLA and ABR in thousands):

Region/State	Number of Properties(1)	Owned GLA(2)	Total Weighted Retail ABR(3)	% of Weighted Retail ABR(3)
South
Texas	44	7,493	$157,891	26.7%
Florida	30	3,505	69,218	11.7%
Maryland	8	1,410	35,017	5.9%
North Carolina	8	1,535	33,700	5.7%
Virginia	7	1,107	31,857	5.4%
Georgia	11	1,849	30,581	5.2%
Tennessee	3	580	8,877	1.5%
Oklahoma	3	506	8,148	1.4%
South Carolina	2	262	3,663	0.6%
Total South	116	18,247	378,952	64.1%

West
Washington	10	1,633	31,098	5.3%
Nevada	5	841	28,526	4.8%
Arizona	5	714	16,088	2.7%
California	2	531	12,712	2.2%
Utah	2	388	8,215	1.4%
Total West	24	4,107	96,639	16.4%

Midwest
Indiana	15	1,600	31,558	5.3%
Illinois	7	1,059	22,779	3.9%
Michigan	1	308	6,729	1.1%
Missouri	1	453	4,402	0.7%
Ohio	1	236	2,152	0.4%
Total Midwest	25	3,656	67,620	11.4%

Northeast
New York	7	713	25,563	4.3%
New Jersey	4	339	11,296	1.9%
Massachusetts	1	264	4,761	0.8%
Connecticut	1	206	4,008	0.7%
Pennsylvania	1	136	1,982	0.4%
Total Northeast	14	1,658	47,610	8.1%

Total(4)	179	27,668	$590,821	100.0%
(1)Number of properties represents consolidated and unconsolidated retail properties.
(2)Owned GLA represents gross leasable area owned by the Company and excludes the square footage of development and redevelopment projects.
(3)Total weighted retail ABR and percent of weighted retail ABR includes ground lease rent and represents the Company’s share of the ABR at consolidated and unconsolidated properties.
(4)Excludes one operating retail property classified as held for sale as of December 31, 2024.

Development and Redevelopment Projects
 In addition to our operating properties, as of December 31, 2024, we own interests in two development projects that are currently under construction. The following table sets forth information with respect to the Company’s active development projects as of December 31, 2024:

Project	MSA	KRG Ownership %	Projected Completion Date(1)	Total Commercial GLA	Total Multifamily Units	Total Project Costs – at KRG's Share	KRG Equity Requirement	KRG Remaining Spend	Estimated Stabilized NOI to KRG	Estimated Remaining NOI to Come Online(2)
Active Projects
The Corner – IN(3)	Indianapolis, IN	50%	Q1 2025	24,000	285	$31.9M	$—	$—	$1.7M–$1.9M	$1.7M–$1.9M
One Loudoun Expansion(4)	Washington, D.C./Baltimore	100%	Q4 2026	119,000	—	$81.0M–$91.0M	$65.0M–$75.0M	$65.0M–$75.0M	$4.7M–$6.2M	$3.2M–$4.7M
Total				143,000	285	$112.9M–$122.9M	$65.0M–$75.0M	$65.0M–$75.0M	$6.4M–$8.1M	$4.9M–$6.6M
(1)Projected completion date represents the earlier of one year after completion of project construction or substantial occupancy of the property.
(2)Estimated remaining NOI to come online excludes in-place NOI and NOI related to tenants that have signed leases but have not yet commenced paying rent.
(3)The Company does not have any equity requirements related to this development. Total project costs are at the Company’s share and are net of the Company’s share of a $13.5 million TIF.
(4)The Company’s equity requirement is shown net of land sale net proceeds of $15.9 million.

Tenant Diversification
No individual retail tenant accounted for more than 2.8% of the portfolio’s ABR for the year ended December 31, 2024. The following table summarizes the top 25 tenants at the Company’s retail properties based on minimum rents in place as of December 31, 2024 (GLA and dollars in thousands):

Tenant	Primary DBA/ Number of Stores	Number of Stores(1)	Total Leased GLA(2)	ABR(3)	% of Weighted ABR(4)
The TJX Companies, Inc.	T.J. Maxx (18), Marshalls (13), HomeGoods (11), Homesense (4), T.J. Maxx & HomeGoods combined (2), Sierra (2)	50	1,450	$16,615	2.8%
Best Buy Co., Inc.	Best Buy (15), Pacific Sales (1)	16	633	11,447	1.9%
Ross Stores, Inc.	Ross Dress for Less (32), dd’s DISCOUNTS (1)	33	937	11,333	1.9%
PetSmart, Inc.		32	657	10,991	1.9%
Michaels Stores, Inc.	Michaels	28	631	8,346	1.4%
Gap Inc.	Old Navy (25), The Gap (3), Athleta (3), Banana Republic (2)	33	448	8,137	1.4%
Dick’s Sporting Goods, Inc.	Dick’s Sporting Goods (12), Golf Galaxy (1)	13	625	7,956	1.3%
Publix Super Markets, Inc.		14	672	6,935	1.2%
Ulta Beauty, Inc.		28	286	6,303	1.1%
Total Wine & More		15	355	6,152	1.0%
The Kroger Co.	Kroger (6), Harris Teeter (2), QFC (1), Smith’s (1)	10	356	6,041	1.0%
Lowe’s Companies, Inc.		6	—	5,838	1.0%
Fitness International, LLC	LA Fitness (5), XSport Fitness (1)	6	241	5,696	1.0%
Five Below, Inc.		32	291	5,684	1.0%
BJ’s Wholesale Club, Inc.		3	115	5,515	0.9%
Petco Health and Wellness Company, Inc.		19	273	5,135	0.9%
Nordstrom, Inc.	Nordstrom Rack	9	272	5,015	0.8%
Kohl’s Corporation		7	265	4,980	0.8%
The Container Store Group, Inc.		7	151	4,707	0.8%
Designer Brands Inc.	DSW Designer Shoe Warehouse	16	313	4,630	0.8%
KnitWell Group	Chico’s (7), Talbots (7), LOFT (5), Soma (4), Ann Taylor (4), White House Black Market (4)	31	134	4,571	0.8%
Trader Joe's		11	135	4,521	0.8%
Burlington Stores, Inc.		10	459	4,412	0.8%
Sprouts Farmers Market, Inc.		8	222	4,384	0.7%
Office Depot, Inc.	Office Depot (11), OfficeMax (3)	14	308	4,369	0.7%
Total Top Tenants		451	10,229	$169,713	28.7%
(1)Number of stores represents stores at consolidated and unconsolidated properties.
(2)Total leased GLA excludes the square footage of structures located on land owned by the Company and ground-leased to tenants.
(3)ABR represents the monthly contractual rent for December 31, 2024, for each applicable tenant multiplied by 12 and does not include tenant reimbursements. ABR represents 100% of the ABR at consolidated properties and the Company’s share of the ABR at unconsolidated properties, including ground lease rent.
(4)Percent of weighted ABR includes ground lease rent and represents the Company’s share of the ABR at consolidated and unconsolidated properties.

Lease Expirations
In 2025, leases representing 8.1% of total retail ABR are scheduled to expire. The following table summarizes the scheduled lease expirations for retail tenants as of December 31, 2024, assuming none of the tenants exercise renewal options (dollars in thousands, except per square foot data):

		Expiring Retail GLA(2)					Expiring ABR per Sq. Ft.(3)
	Number of Expiring Leases(1)	Shop Tenants	Anchor Tenants	Expiring ABR (Pro rata)	Expiring Ground Lease ABR (Pro rata)	% of Total ABR (Pro rata)	Shop Tenants	Anchor Tenants	Total
2025	423	1,001,732	975,209	$45,580	$2,433	8.1%	$32.54	$13.84	$23.31
2026	494	1,108,332	2,190,581	64,100	4,785	11.7%	31.09	13.90	19.68
2027	538	1,205,945	2,255,715	70,633	5,587	12.9%	32.66	14.02	20.52
2028	562	1,236,450	2,747,997	85,450	6,678	15.6%	35.67	15.06	21.46
2029	562	1,236,206	3,040,465	88,120	3,572	15.5%	35.55	15.40	21.23
2030	323	818,426	1,977,607	50,600	3,942	9.2%	31.12	12.97	18.29
2031	174	469,946	675,597	26,056	2,111	4.8%	33.68	15.29	22.84
2032	180	440,150	1,131,795	30,506	466	5.2%	32.36	14.76	19.69
2033	196	503,675	721,638	29,065	3,778	5.6%	35.44	15.60	23.76
2034	174	375,948	645,475	25,913	2,053	4.7%	38.47	17.81	25.41
Beyond	176	374,406	1,162,612	34,328	5,065	6.7%	37.56	17.54	22.41
	3,802	8,771,216	17,524,691	$550,351	$40,470	100.0%	$33.79	$14.82	$21.15
(1)Lease expirations table reflects rents in place as of December 31, 2024 and does not include option periods; 2025 expirations include 34 month-to-month retail tenants. This column also excludes ground leases.
(2)Expiring GLA excludes the square footage of structures located on land owned by the Company and ground-leased to tenants.
(3)ABR represents the monthly contractual rent as of December 31, 2024 for each applicable tenant multiplied by 12. Excludes tenant reimbursements and ground lease revenue.
Lease Activity – New and Renewal
During 2024, the Company executed new and renewal leases on 720 individual spaces totaling 5.0 million square feet (12.8% cash leasing spread on 542 comparable leases). New leases were signed on 204 individual spaces for 1.1 million square feet of GLA (31.9% cash leasing spread on 117 comparable leases), while non-option renewal leases were signed on 336 individual spaces for 1.6 million square feet of GLA (13.3% cash leasing spread on 245 comparable leases) and option renewals were signed on 180 individual spaces for 2.4 million square feet of GLA (6.7% cash leasing spread). The blended cash spread for comparable new and non-option renewal leases was 19.9%. Comparable new and renewal leases are defined as those for which the space was occupied by a tenant within the last 12 months.
ITEM 3. LEGAL PROCEEDINGS
We are not subject to any material litigation, nor, to management’s knowledge, is any material litigation currently threatened against us. We are parties to routine litigation, claims, and administrative proceedings arising in the ordinary course of business. Management believes that such matters will not have a material adverse impact on our consolidated financial condition, results of operations or cash flows taken as a whole.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common shares trade on the New York Stock Exchange (the “NYSE”) under the symbol “KRG.” On February 7, 2025, the closing price of our common shares on the NYSE was $23.54.
Holders
On February 7, 2025, there were 8,932 registered holders of record of our common shares, which does not include beneficial or non-registered holders that hold their shares through various brokerage firms. This figure does not represent the actual number of beneficial owners of our common shares because our common shares are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.
Distributions, if any, will be declared and paid at the discretion of our Board of Trustees and will depend upon a number of factors, including the amount of cash generated by operating activities, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code, and such other factors as our Board of Trustees deem relevant.
Distributions by us to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes will be taxable to shareholders as either ordinary dividend income or capital gain income if so declared by us. Distributions in excess of taxable earnings and profits generally will be treated as a non-taxable return of capital. These distributions, to the extent they do not exceed the shareholder’s adjusted tax basis in its common shares, have the effect of deferring taxation until the sale of a shareholder’s common shares. To the extent that distributions are both in excess of taxable earnings and profits and the shareholder’s adjusted tax basis in its common shares, the distribution will be treated as gain from the sale of common shares. In order to maintain our qualification as a REIT, we must make annual distributions to shareholders of at least 90% of our “REIT taxable income” (determined before the deduction for dividends paid and excluding net capital gains), and we must make distributions to shareholders equal to 100% of our net taxable income to eliminate U.S. federal income tax liability. Under certain circumstances, we could be required to make distributions in excess of cash available for distributions in order to meet such requirements. For the taxable year ended December 31, 2024, approximately 96.4% of our distributions to shareholders constituted taxable ordinary income dividends and approximately 3.6% constituted taxable capital gains dividends.
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
Issuer Repurchases; Unregistered Sales of Securities
From time to time, certain of our employees surrender common shares owned by them to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under the Company’s 2013 Equity Incentive Plan, as amended and restated as of May 11, 2022. These shares are repurchased by the Company. There were no shares of common stock surrendered or repurchased during the three months ended December 31, 2024.
As of December 31, 2024, $300.0 million remains available for repurchases under the Company’s authorized Share Repurchase Program, which was announced in February 2021. In April 2022, the Company’s Board of Trustees increased the size of the program from $150.0 million to $300.0 million, and in January 2025, extended the program for an additional year. The program may be suspended or terminated at any time by the Company and will terminate on February 28, 2026, if not terminated or extended prior to that date.
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
The following graph compares the cumulative total shareholder return of our common shares for the period from December 31, 2019 to December 31, 2024, to the S&P 500 Index and the published NAREIT All Equity REIT Index over the same period. The graph assumes that the value of the investment in our common shares and each index was $100 at December 31, 2019 and that all cash distributions were reinvested. The shareholder return shown on the graph below is not indicative of future performance.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
Among Kite Realty Group Trust, the S&P 500 Index and the FTSE NAREIT Equity REITs Index

250
200
150
100
50
0
12/19
3/20
6/20
9/20
12/20
3/21
6/21
9/21
12/21
3/22
6/22
9/22
12/22
3/23
6/23
9/23
12/23
3/24
6/24
9/24
12/24
Kite Realty Group Trust
S&P 500
FTSE NAREIT Equity REITs

The actual returns shown on the graph above are as follows:

	12/19	6/20	12/20	6/21	12/21	6/22	12/22	6/23	12/23	6/24	12/24
Kite Realty Group Trust	$100.00	$60.91	$79.85	$119.67	$120.51	$97.39	$121.47	$131.93	$138.06	$138.35	$159.42
S&P 500	$100.00	$96.92	$118.40	$136.46	$152.39	$121.97	$124.79	$145.87	$157.59	$181.69	$197.02
FTSE NAREIT Equity REITs	$100.00	$81.29	$92.00	$112.20	$131.78	$105.16	$99.67	$105.02	$113.35	$113.20	$123.25
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
Overview
In the following overview, we discuss, among other things, the status of our business and properties, the effect that current U.S. economic conditions are having on our retail tenants and us, and the current state of the financial markets and how it impacts our financing strategy.
Our Business and Properties
Kite Realty Group Trust is a publicly held REIT that, through its majority-owned subsidiary, Kite Realty Group, L.P., owns interests in various operating subsidiaries and joint ventures engaged in the ownership, operation, acquisition, development, and redevelopment of high-quality, open-air, grocery-anchored shopping centers and vibrant mixed-use assets that are primarily located in high-growth Sun Belt markets and select strategic gateway markets in the United States. Following our merger with RPAI in 2021, we became a top-five open-air shopping center REIT based upon market capitalization. We derive our revenue primarily from the collection of contractual rents and reimbursement payments from tenants under existing lease agreements at each of our properties. Therefore, our operating results depend materially on, among other things, the ability of our tenants to make required lease payments, the health and resilience of the U.S. retail sector, interest rate volatility, stability in the banking sector, job growth, the real estate market, and overall economic conditions.
As of December 31, 2024, we own interests in 179 operating retail properties totaling approximately 27.7 million square feet, excluding one operating retail property classified as held for sale as of December 31, 2024, and two office properties with 0.4 million square feet. Of the 179 operating retail properties, 10 contain an office component. We also own interests in two development projects under construction as of December 31, 2024 and an additional two properties with future redevelopment opportunities.
Inflation
Many of our leases contain provisions designed to mitigate the adverse impact of inflation, including stated rent increases and requirements for tenants to pay a share of operating expenses, including common area maintenance, real estate taxes, insurance, or other operating expenses related to the maintenance of our properties, with escalation clauses in certain leases. Over the past two years, we have made significant progress in executing leases that include higher fixed-rent bumps while also including CPI-based, anti-gouging protection for tenants. However, the stated rent increases or limits on such tenant’s obligation to pay its share of operating expenses could be lower than the increase in inflation at any given time. Inflation may also increase labor or other general and administrative expenses, which cannot be easily reduced.
Historically, economic indicators such as GDP growth, consumer confidence, and employment have been correlated with demand for certain of our tenants’ products and services. If an economic recession returns, it could, among other impacts, increase the number of our tenants that are unable to meet their lease obligations to us and limit the demand from new tenants for space in our properties.
Portfolio Update
Over the past two years, demand for open-air retail real estate has been strong due to the limited availability of desirable retail space and limited new construction over the previous 15 years. As a result, in 2024 we experienced our highest annual leasing activity in the Company’s history with approximately 5.0 million square feet of leasing volume. Open-air centers are thriving for a variety of reasons, including their ability to function as last-mile fulfillment centers and their convenient and affordable nature for retailers and consumers. This includes conveniently located and easily accessible parking fields, lower operating costs as compared to other retail formats, and essential anchors that drive daily trips. In addition, the Company’s property types are particularly suited for retailers’ current and evolving needs, including curbside pick-up and buying online and picking up in store (“BOPIS”), which we believe will benefit from tenant demand for additional space. The strength of the Company’s real estate is further evidenced by our continued strong cash leasing spreads and ABR for the retail portfolio of $21.15 per square foot as of December 31, 2024.

In evaluating potential acquisition, development, and redevelopment opportunities, we look for strong sub-markets where average household income, educational attainment, population density, traffic counts, and daytime workforce populations are above the broader market average. We also focus on locations that are benefiting from current population migratory patterns, namely major cities in business-friendly states with no or relatively low income taxes and mild or temperate climates. In our largest sub-markets, household incomes are significantly higher, and state income taxes are relatively lower than the medians for the broader markets.
In addition to targeting sub-markets with strong consumer demographics, we focus on having the most desirable tenant mix at each shopping center. We have aggressively targeted and executed leases with prominent grocers, including Lidl, Aldi, Whole Foods, Trader Joe’s, Sprouts Farmers Market, and BJ’s Wholesale Club, expanding retailers such as Nordstrom Rack, Homesense, Ross Dress for Less, Burlington, Sierra, J.Crew Factory, and pOpshelf, service and restaurant retailers, and other retailers such as Ulta Beauty, REI, Five Below, L.L.Bean, and Total Wine & More. Additionally, we have identified cost-efficient ways to relocate, re-tenant, and renegotiate leases at several of our properties, which allows us to attract more suitable tenants.
Capital and Financing Activities
In 2024, we maintained a conservative balance sheet and ample liquidity to fund future growth. We ended 2024 with approximately $1.6 billion of combined cash and borrowing capacity on the Revolving Facility. In addition, as of December 31, 2024, we had $430.0 million of debt principal scheduled to mature through December 31, 2025, which we expect will be satisfied through a combination of proceeds from the Notes Due 2031 that were issued in August 2024, cash flows generated from operations, capital markets transactions, and borrowings on the Revolving Facility.
The three investment-grade credit ratings we maintain provide us with access to the unsecured public bond market, which we may continue to use in the future to finance acquisitions, repay maturing debt, and fix interest rates.
Results of Operations
As of December 31, 2024, we own interests in 179 operating retail properties, excluding one operating retail property classified as held for sale as of December 31, 2024, two office properties, two development projects that are currently under construction, and two additional properties with future redevelopment opportunities. The following table sets forth the total operating properties and development projects we own as of December 31, 2024, 2023 and 2022:

	Number of Properties
	2024	2023	2022
Operating retail properties(1)	179	180	183
Office properties	2	1	1
Active development and redevelopment projects	2	2	3
Future development and redevelopment opportunities	2	2	1
(1)Included within operating retail properties are 10, 10, and 11 properties that contain an office component as of December 31, 2024, 2023 and 2022, respectively.
The comparability of results of operations for the year ended December 31, 2024 is affected by our development, redevelopment, and operating property acquisition and disposition activities between 2022 through 2024. Therefore, we believe it is most useful to review the comparisons of our results of operations for these years (as set forth below under “Comparison of Operating Results for the Years Ended December 31, 2024 and 2023”) in conjunction with the discussion of our activities during those periods, which is set forth below.

Acquisitions
The following operating properties were acquired during the years ended December 31, 2024, 2023 and 2022:

Property Name	MSA	Acquisition Date	GLA
Pebble Marketplace	Las Vegas	February 16, 2022	85,796
MacArthur Crossing two-tenant building	Dallas/Ft. Worth	April 13, 2022	56,077
Palms Plaza	Miami	July 15, 2022	68,976
Prestonwood Place	Dallas/Ft. Worth	September 22, 2023	155,975
Parkside West Cobb	Atlanta	August 30, 2024	141,627
Dispositions
The following operating and other properties were sold during the years ended December 31, 2024, 2023 and 2022:

Property Name	MSA	Disposition Date	GLA
Plaza Del Lago(1)	Chicago	June 16, 2022	100,016
Lincoln Plaza – Lowe’s(2)	Worcester, MA	October 27, 2022	—
Kingwood Commons	Houston	May 8, 2023	158,172
Pan Am Plaza & Garage	Indianapolis	June 8, 2023	—
Reisterstown Road Plaza	Baltimore	September 11, 2023	376,683
Eastside	Dallas/Ft. Worth	October 24, 2023	43,640
Ashland & Roosevelt	Chicago	May 31, 2024	104,176
(1)Plaza Del Lago also contains 8,800 square feet of residential space composed of 18 multifamily rental units.
(2)We sold the ground lease interest in one tenant at an existing multi-tenant operating retail property. The total number of properties in our portfolio was not affected by this transaction.
In addition, during the year ended December 31, 2024, the joint venture that owned Glendale Center Apartments, of which we have an 11.5% ownership interest, sold the 267-unit property to a third party. Glendale Center Apartments is adjacent to our Glendale Town Center operating retail property in the Indianapolis MSA.

Development and Redevelopment Projects
The following properties were under active development or redevelopment at various times during the years ended December 31, 2024, 2023 and 2022 and removed from our operating portfolio:

Project Name	MSA	Transition to Development or Redevelopment(1)	Transition to Operating Portfolio	GLA
Active Projects
The Corner – IN(2)	Indianapolis	December 2015	Pending	24,000
One Loudoun Expansion(3)	Washington, D.C.	September 2024	Pending	119,000

Future Opportunities
Hamilton Crossing Centre(2)(4)	Indianapolis	June 2014	Pending	92,283
Edwards Multiplex – Ontario(2)	Los Angeles	March 2023	Pending	124,614

Completed Projects
Eddy Street Commons – Phase III	South Bend, IN	September 2020	March 2022	18,600
Shoppes at Quarterfield	Baltimore	October 2021	June 2022	58,000
One Loudoun Downtown – Pads G&H Residential	Washington, D.C.	October 2021	June 2022	—
Circle East	Baltimore	October 2021	September 2022	82,000
One Loudoun Downtown – Pads G&H Commercial	Washington, D.C.	October 2021	December 2022	67,000
The Landing at Tradition – Phase II	Port St. Lucie, FL	September 2021	June 2023	39,900
Carillon MOB(5)	Washington, D.C.	October 2021	December 2024	126,000
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
(3)The property is comprised of the development project (which has been excluded from the Company’s same property pool due to the ongoing development) and the remaining retail operating portion of the property (which is included in the Company’s same property pool as of December 31, 2024).
(4)Approximately half of the Hamilton Crossing site was sold in January 2022 to Republic Airways Inc. In addition to the sale, the Company entered into a development and construction management agreement for the development of a corporate campus for Republic Airways. Phase I of the corporate campus was completed in 2023.
(5)This property is included in the office portfolio and is not included in the operating portfolio or the same property pool.
In addition, during the year ended December 31, 2024, the Company disposed of the first phase of a land parcel and the rights to develop 24 residential units at One Loudoun Expansion in the Washington, D. C. MSA. The Company is under contract to sell the remaining land and the rights to develop an additional 54 residential units, which are expected to close in phases through 2026.

Comparison of Operating Results for the Years Ended December 31, 2024 and 2023
The following table reflects changes in the components of our consolidated statements of operations for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023	Change
Revenue:
Rental income	$826,548	$810,146	$16,402
Other property-related revenue	10,631	8,492	2,139
Fee income	4,663	4,366	297
Total revenue	841,842	823,004	18,838

Expenses:
Property operating	113,601	107,958	5,643
Real estate taxes	103,893	102,426	1,467
General, administrative and other	52,558	56,142	(3,584)
Depreciation and amortization	393,335	426,361	(33,026)
Impairment charges	66,201	477	65,724
Total expenses	729,588	693,364	36,224

(Loss) gain on sales of operating properties, net	(864)	22,601	(23,465)

Operating income	111,390	152,241	(40,851)
Other (expense) income:
Interest expense	(125,691)	(105,349)	(20,342)
Income tax expense of taxable REIT subsidiary	(139)	(533)	394
Loss on extinguishment of debt	(180)	—	(180)
Equity in (loss) earnings of unconsolidated subsidiaries	(1,158)	33	(1,191)
Gain on sale of unconsolidated property, net	2,325	—	2,325
Other income, net	17,869	1,991	15,878
Net income	4,416	48,383	(43,967)
Net income attributable to noncontrolling interests	(345)	(885)	540
Net income attributable to common shareholders	$4,071	$47,498	$(43,427)

Property operating expense to total revenue ratio	13.5%	13.1%
Rental income (including tenant reimbursements) increased $16.4 million, or 2.0%, due to the following (in thousands):

Net Change Year Ended December 31, 2023 to 2024
Properties or components of properties sold or held for sale during 2023 and/or 2024	$(14,039)
Properties under redevelopment or acquired during 2023 and/or 2024	7,677
Properties fully operational during 2023 and 2024 and other	22,764
Total	$16,402
The net increase of $22.8 million in rental income for properties that were fully operational during 2023 and 2024 is primarily due to increases in the following: (i) base minimum rent of $13.5 million due to changes via contractual rate increases and leasing spreads, (ii) tenant reimbursements of $11.1 million due to higher recoverable common area maintenance expenses, and (iii) ancillary income of $0.5 million. These variances were partially offset by an increase in bad debt expense of $1.3 million and decreases in lease termination income of $0.6 million and overage rent of $0.4 million. The occupancy of the fully operational properties decreased from 92.0% for 2023 to 91.6% for 2024.
We continued to experience strong leasing volumes in 2024 and generate higher base rent on new leases and renewals. The average base rents for new comparable leases signed in 2024 was $27.29 per square foot compared to average expiring base rents of $20.69 per square foot in that period. The average base rents for renewals signed in 2024 was $17.27 per square foot compared to average expiring base rents of $16.19 per square foot in that period. For the entire portfolio, the spread between leased and occupied square footage is approximately 240 basis points and represents approximately $27.3 million of NOI, the majority of which is expected to come online in 2025. In addition, the ABR per square foot of our operating retail portfolio continued to improve, as it increased to $21.15 per square foot as of December 31, 2024 from $20.70 per square foot as of December 31, 2023.
Other property-related revenue primarily consists of parking revenues, gains on the sale of land, and other miscellaneous activity. This revenue increased by $2.1 million primarily as a result of higher gains on sales of land of $2.7 million recognized during the year ended December 31, 2024, partially offset by decreases in miscellaneous income of $0.5 million and parking revenue of $0.1 million.
We recorded fee income of $4.7 million and $4.4 million during the years ended December 31, 2024 and 2023, respectively, from property management and development services provided to third parties and unconsolidated joint ventures. The increase in fee income is primarily related to development fees earned related to the development of a hotel on the Pan Am Plaza site during 2024, partially offset by a decrease in development fees earned related to the development of a corporate campus for Republic Airways at Hamilton Crossing Centre in 2024 due to the completion of Phase I of the corporate campus in 2023.
Property operating expenses increased $5.6 million, or 5.2%, due to the following (in thousands):

Net Change Year Ended December 31, 2023 to 2024
Properties or components of properties sold or held for sale during 2023 and/or 2024	$(3,407)
Properties under redevelopment or acquired during 2023 and/or 2024	838
Properties fully operational during 2023 and 2024 and other	8,212
Total	$5,643
The net increase of $8.2 million in property operating expenses for properties that were fully operational during 2023 and 2024 is primarily due to increases in the following: (i) $4.8 million in insurance expenses, (ii) $2.5 million in landscaping and repairs and maintenance expenses, (iii) $0.8 million in non-recoverable operating expenses, the majority of which relates to vacancies caused by retailer bankruptcies, and (iv) $0.3 million in security expenses. These variances were partially offset by a decrease in utilities of $0.3 million. As a percentage of revenue, property operating expenses increased from 13.1% to 13.5% primarily due to an increase in expenses in 2024.
Real estate taxes increased $1.5 million, or 1.4%, due to the following (in thousands):

Net Change Year Ended December 31, 2023 to 2024
Properties or components of properties sold or held for sale during 2023 and/or 2024	$(1,880)
Properties under redevelopment or acquired during 2023 and/or 2024	732
Properties fully operational during 2023 and 2024 and other	2,615
Total	$1,467
The net increase of $2.6 million in real estate taxes for properties that were fully operational during 2023 and 2024 is primarily due to higher real estate tax assessments at certain properties in the portfolio in 2024, most notably for certain of our Illinois and Indiana properties, and higher real estate tax consulting fees, partially offset by higher capitalized real estate tax expenses related to signed leases at certain properties in the portfolio in 2024. The majority of real estate tax expenses are recoverable from tenants and such recovery is reflected within “Rental income” in the accompanying consolidated statements of operations and comprehensive income.
General, administrative and other expenses decreased $3.6 million, or 6.4%, primarily due to lower compensation expenses and a decrease in consulting fees in 2024, partially offset by higher marketing expenses.

Depreciation and amortization expense decreased $33.0 million, or 7.7%, due to the following (in thousands):

Net Change Year Ended December 31, 2023 to 2024
Properties or components of properties sold or held for sale during 2023 and/or 2024	$(11,135)
Properties under redevelopment or acquired during 2023 and/or 2024	4,831
Properties fully operational during 2023 and 2024 and other	(26,722)
Total	$(33,026)
The net increase of $4.8 million in depreciation and amortization at properties under redevelopment or acquired during 2023 and/or 2024 is primarily due to the acquisitions of Prestonwood Place in September 2023 and Parkside West Cobb in August 2024 along with the reclassification of Edwards Multiplex – Ontario into redevelopment in March 2023 and depreciation and amortization recorded for Carillon medical office building through December 2024. The net decrease of $26.7 million in depreciation and amortization at properties that were fully operational during 2023 and 2024 is primarily due to the timing of placing assets in service and writing-off tenant-related assets as a result of tenant move-outs along with certain assets acquired in the October 2021 merger with RPAI that became fully depreciated during the year.
Based on a reduction in the expected future hold period (see Note 4 to the accompanying consolidated financial statements), we recorded a $66.2 million impairment charge during the year ended December 31, 2024 related to City Center, a retail operating property in the New York MSA that is classified as held for sale as of December 31, 2024. During the year ended December 31, 2023, we recorded a $0.5 million impairment charge on Eastside, a retail operating property in the Dallas/Ft. Worth MSA that was sold on October 24, 2023.
We recorded a net loss on sales of operating properties of $0.9 million for the year ended December 31, 2024 primarily on the sale of Ashland & Roosevelt, which loss was offset by the receipt of a $0.6 million escrow related to the sale of Reisterstown Road Plaza that previously closed on September 11, 2023. During the year ended December 31, 2023, we recorded a net gain on sales of operating properties of $22.6 million on the sale of Kingwood Commons, the undeveloped land and related parking garage at Pan Am Plaza, Reisterstown Road Plaza, and Eastside.
Interest expense increased $20.3 million, or 19.3%, primarily due to interest on the Notes Due 2034 and the Notes Due 2031, which were issued in 2024, partially offset by favorable interest rate swaps.
The $2.3 million gain on sale of unconsolidated property represents our share of the gain on the sale of Glendale Center Apartments recognized during the year ended December 31, 2024. No such gain was recorded during the year ended December 31, 2023.
Other income, net increased $15.9 million primarily due to interest income earned on the proceeds from the Notes Due 2034 and the Notes Due 2031, which were invested in short-term deposits at various points during the year ended December 31, 2024.
Management’s discussion of the financial condition, changes in financial condition and results of operations for the year ended December 31, 2023, with comparison to the year ended December 31, 2022, was included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023.
 Net Operating Income and Same Property Net Operating Income
We use property net operating income (“NOI”), a non-GAAP financial measure, to evaluate the performance of our properties. We define NOI as income from our real estate, including lease termination fees received from tenants, less our property operating expenses. NOI excludes amortization of capitalized tenant improvement costs and leasing commissions and certain corporate-level expenses, including merger and acquisition costs. We believe that NOI is helpful to investors as a measure of our operating performance because it excludes various items included in net income that do not relate to or are not indicative of our operating performance, such as depreciation and amortization, interest expense, and impairment, if any.
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
NOI and Same Property NOI should not, however, be considered as an alternative to net income (calculated in accordance with GAAP) as an indicator of our financial performance. Our computation of NOI and Same Property NOI may differ from the methodology used by other REITs and, therefore, may not be comparable to such other REITs.
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
For the year ended December 31, 2024, the Same Property Pool excludes the following:
•properties acquired or placed in service during 2023 and 2024;
•The Landing at Tradition – Phase II, which was reclassified from active redevelopment into our operating portfolio in June 2023;
•our active development and redevelopment projects at The Corner – IN and One Loudoun Expansion;
•Hamilton Crossing Centre and Edwards Multiplex – Ontario, which were reclassified from our operating portfolio into redevelopment in June 2014 and March 2023, respectively;
•properties sold or classified as held for sale during 2023 and 2024; and
•office properties, including Carillon medical office building, which was reclassified from active redevelopment into our office portfolio in December 2024.

The following table presents Same Property NOI and a reconciliation to net income attributable to common shareholders for the years ended December 31, 2024 and 2023 (unaudited) (dollars in thousands):

	Year Ended December 31,
	2024	2023	Change
Number of properties in Same Property Pool for the period(1)	177	177

Leased percentage at period end	95.0%	94.2%
Economic occupancy percentage at period end	92.5%	91.3%
Economic occupancy percentage(2)	91.6%	92.0%

Same Property NOI	$578,823	$561,791	3.0%

Reconciliation of Same Property NOI to most directly comparable GAAP measure:
Net operating income – same properties	$578,823	$561,791
Net operating income – non-same activity(3)	40,862	46,463
Total property NOI	619,685	608,254	1.9%
Other income, net	21,235	5,857
General, administrative and other	(52,558)	(56,142)
Loss on extinguishment of debt	(180)	—
Impairment charges	(66,201)	(477)
Depreciation and amortization	(393,335)	(426,361)
Interest expense	(125,691)	(105,349)
(Loss) gain on sales of operating properties, net	(864)	22,601
Gain on sale of unconsolidated property, net	2,325	—
Net income attributable to noncontrolling interests	(345)	(885)
Net income attributable to common shareholders	$4,071	$47,498
(1)Same Property NOI excludes the following: (i) properties acquired or placed in service during 2023 and 2024; (ii) The Landing at Tradition – Phase II, which was reclassified from active redevelopment into our operating portfolio in June 2023; (iii) our active development and redevelopment projects at The Corner – IN and One Loudoun Expansion; (iv) Hamilton Crossing Centre and Edwards Multiplex – Ontario, which were reclassified from our operating portfolio into redevelopment in June 2014 and March 2023, respectively; (v) properties sold or classified as held for sale during 2023 and 2024; and (vi) office properties, including Carillon medical office building, which was reclassified from active redevelopment into our office portfolio in December 2024.
(2)Excludes leases that are signed but for which tenants have not yet commenced the payment of cash rent; calculated as a weighted average based on the timing of cash rent commencement and expiration during the period.
(3)Includes non-cash activity across the portfolio as well as NOI from properties not included in the Same Property Pool, including properties sold during both periods.
Our Same Property NOI increased 3.0% in 2024 compared to 2023 primarily due to contractual rent growth, higher base rent driven by positive new and renewal leasing spreads, and an increase in specialty leasing income from certain tenants, partially offset by higher bad debt expense.
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
Core Funds From Operations (“Core FFO”) is a non-GAAP financial measure of operating performance that modifies FFO for certain non-cash transactions that result in recording income or expense and impact the Company’s period-over-period performance, including (i) amortization of deferred financing costs, (ii) non-cash compensation expense and other, (iii) straight-line rent related to minimum rent and common area maintenance, (iv) market rent amortization income, and (v) amortization of debt discounts, premiums and hedge instruments. The Company believes that Core FFO is useful to investors in evaluating the core cash flow-generating operations of the Company by adjusting for items that we do not consider to be part of our core business operations, allowing for comparison of core operating performance of the Company between periods. Core FFO should not be considered as an alternative to net income as an indicator of the Company’s performance or as an alternative to cash flow as a measure of liquidity or the Company’s ability to make distributions. The Company’s computation of Core FFO may differ from the methodology for calculating Core FFO used by other REITs, and therefore, may not be comparable to such other REITs.

Our calculations of FFO and reconciliations to net income (loss), FFO, as adjusted, and Core FFO for the years ended December 31, 2024, 2023 and 2022 (unaudited) are as follows (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$4,416	$48,383	$(12,154)
Less: net income attributable to noncontrolling interests in properties	(280)	(257)	(623)
Add/less: loss (gain) on sales of operating properties, net	864	(22,601)	(27,069)
Less: gain on sale of unconsolidated property, net	(2,325)	—	—
Add: impairment charges	66,201	477	—
Add: depreciation and amortization of consolidated and unconsolidated entities, net of noncontrolling interests	394,847	427,335	471,086
FFO of the Operating Partnership(1)	463,723	453,337	431,240
Less: Limited Partners’ interests in FFO	(7,889)	(6,447)	(5,395)
FFO attributable to common shareholders(1)	$455,834	$446,890	$425,845
FFO per share of the Operating Partnership – diluted	$2.07	$2.03	$1.94

FFO of the Operating Partnership(1)	$463,723	$453,337	$431,240
Add: merger and acquisition costs	—	—	925
Less: prior period collection impact	—	—	(2,556)
FFO, as adjusted, of the Operating Partnership	$463,723	$453,337	$429,609
FFO, as adjusted, per share of the Operating Partnership – diluted	$2.07	$2.03	$1.93

FFO, as adjusted, of the Operating Partnership(1)	$463,723	$453,337	$429,609
Add:
Amortization of deferred financing costs	4,650	3,609	3,163
Non-cash compensation expense and other	11,276	11,063	10,897
Less:
Straight-line rent – minimum rent and common area maintenance	12,085	11,820	16,660
Market rent amortization income	10,082	12,117	4,826
Amortization of debt discounts, premiums and hedge instruments	13,592	19,503	20,140
Core FFO of the Operating Partnership	$443,890	$424,569	$402,043
Core FFO per share of the Operating Partnership – diluted	$1.99	$1.90	$1.93
(1)“FFO of the Operating Partnership” measures 100% of the operating performance of the Operating Partnership’s real estate properties. “FFO attributable to common shareholders” reflects a reduction for the redeemable noncontrolling weighted average diluted interest in the Operating Partnership.
Earnings before Interest, Taxes, Depreciation, and Amortization (“EBITDA”)
We define EBITDA, a non-GAAP financial measure, as net income before interest expense, income tax expense of the TRSs, and depreciation and amortization. For informational purposes, we also provide Adjusted EBITDA, which we define as EBITDA less (i) EBITDA from unconsolidated entities, as adjusted, (ii) gains on sales of operating properties or impairment charges, (iii) merger and acquisition costs, (iv) other income and expense, (v) noncontrolling interest Adjusted EBITDA, and (vi) other non-recurring activity or items impacting comparability from period to period. Annualized Adjusted EBITDA is Adjusted EBITDA for the most recent quarter multiplied by four. Net Debt to Adjusted EBITDA is our share of net debt divided by Annualized Adjusted EBITDA. EBITDA, Adjusted EBITDA, Annualized Adjusted EBITDA, and Net Debt to Adjusted EBITDA, as calculated by us, are not comparable to EBITDA and EBITDA-related measures reported by other REITs that do not define EBITDA and EBITDA-related measures exactly as we do. EBITDA, Adjusted EBITDA, and Annualized Adjusted EBITDA do not represent cash generated from operating activities in accordance with GAAP and should not be considered alternatives to net income as an indicator of performance or as alternatives to cash flows from operating activities as an indicator of liquidity.

Considering the nature of our business as a real estate owner and operator, we believe that EBITDA, Adjusted EBITDA, and the ratio of Net Debt to Adjusted EBITDA are helpful to investors in measuring our operational performance because they exclude various items included in net income that do not relate to or are not indicative of our operating performance, such as gains or losses from sales of depreciated property and depreciation and amortization, which can make periodic and peer analyses of operating performance more difficult. For informational purposes, we also provide Annualized Adjusted EBITDA, adjusted as described above. We believe this supplemental information provides a meaningful measure of our operating performance. We believe presenting EBITDA and the related measures in this manner allows investors and other interested parties to form a more meaningful assessment of our operating results.
The following table presents a reconciliation of our EBITDA, Adjusted EBITDA, and Annualized Adjusted EBITDA to net income (the most directly comparable GAAP measure) and a calculation of Net Debt to Adjusted EBITDA (in thousands):

Three Months Ended December 31, 2024
Net income	$22,230
Depreciation and amortization	97,009
Interest expense	32,706
Income tax benefit of taxable REIT subsidiaries	(186)
EBITDA	151,759
Unconsolidated EBITDA, as adjusted	1,134
Loss on extinguishment of debt	180
Other income and expense, net	(5,618)
Noncontrolling interests	(210)
Adjusted EBITDA	147,245

Annualized Adjusted EBITDA(1)	$588,980

Company share of Net Debt:
Mortgage and other indebtedness, net	$3,226,930
Add: Company share of unconsolidated joint venture debt	44,569
Add: debt discounts, premiums and issuance costs, net	1,255
Less: Partner share of consolidated joint venture debt(2)	(9,801)
Company’s consolidated debt and share of unconsolidated debt	3,262,953
Less: cash, cash equivalents, restricted cash and short-term deposits	(485,280)
Company share of Net Debt	$2,777,673
Net Debt to Adjusted EBITDA	4.7x
(1)Represents Adjusted EBITDA for the three months ended December 31, 2024 (as shown in the table above) multiplied by four.
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
As of December 31, 2024, we had approximately $128.1 million in cash and cash equivalents on hand, $5.3 million in restricted cash and escrow deposits, $350.0 million in short-term deposits, and $1.1 billion of remaining availability under the Revolving Facility compared to $430.0 million of debt maturities due in 2025. During the year ended December 31, 2024, we completed (i) a public offering of the Notes Due 2034, the proceeds of which were used to satisfy all 2024 debt maturities and for general corporate purposes, and (ii) a public offering of the Notes Due 2031, the proceeds of which are currently invested in short-term deposits that will be used to repay the $350.0 million principal balance of the 4.00% senior unsecured notes due March 2025. We believe we will have adequate liquidity over the next 12 months and beyond to operate our business and meet our cash requirements.
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
Our Principal Capital Resources
For a discussion of cash generated from operations, see “Cash Flows” beginning on page 49. In addition to cash generated from operations, our other principal capital resources are discussed below.
Over the last several years, we have made substantial progress in enhancing our liquidity position and reducing our leverage and borrowing costs. We continue to focus on a balanced approach to growth and staggering debt maturities in order to retain our financial flexibility.
As of December 31, 2024, we had approximately $1.1 billion available under the Revolving Facility for future borrowings. We also had $478.1 million in cash, cash equivalents and short-term deposits as of December 31, 2024.
We were in compliance with all applicable financial covenants under the Revolving Facility, unsecured term loans and senior unsecured notes as of December 31, 2024.
On June 7, 2024, the Company filed with the SEC a new shelf registration statement on Form S-3, which is effective for a term of three years, relating to the offer and sale, from time to time, of an indeterminate amount of equity and debt securities. Equity securities may be offered and sold by the Parent Company, and the net proceeds of any such offerings would be contributed to the Operating Partnership in exchange for additional General Partner Units. Debt securities may be offered and sold by the Operating Partnership with the Operating Partnership receiving the proceeds. From time to time, we may issue securities under this shelf registration statement for general corporate purposes, which may include acquisitions of additional properties, repayment of outstanding indebtedness, capital expenditures, the expansion, redevelopment, and/or improvement of properties in our portfolio, working capital, and other general purposes.
In the future, we will continue to monitor the capital markets and may consider raising additional capital through the issuance of our common shares, preferred shares, or other securities. We may also raise capital by disposing of properties, land parcels, or other assets that are no longer core components of our growth strategy. The sales price may differ from our carrying value at the time of sale.
Our Principal Liquidity Needs
Short-Term Liquidity Needs
Near-Term Debt Maturities. As of December 31, 2024, we have no secured debt, excluding scheduled monthly principal payments, and $430.0 million of unsecured debt scheduled to mature in 2025. We believe we have sufficient liquidity to repay this obligation through a combination of proceeds from the Notes Due 2031, cash flows generated from operations, capital markets transactions, and borrowings on the Revolving Facility.
Other Short-Term Liquidity Needs. The requirements for qualifying as a REIT and for a tax deduction for some or all of the dividends paid to shareholders necessitate that we distribute at least 90% of our taxable income on an annual basis. Such requirements cause us to have substantial liquidity needs over both the short and long term. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our operating properties, scheduled interest and principal payments on our debt of approximately $140 million and $5.2 million, respectively, in 2025, expected dividend payments to our common shareholders and common unit holders, and recurring capital expenditures.
 In February 2025, our Board of Trustees declared a cash distribution of $0.27 per common share and Common Unit for the first quarter of 2025, which is expected to be paid on April 16, 2025 to common shareholders and common unit holders of record as of April 9, 2025. Future distributions, if any, are at the discretion of the Board of Trustees, who will continue to evaluate our sources and uses of capital, liquidity position, operating fundamentals, maintenance of our REIT qualification, and other factors they may deem relevant. We believe we have sufficient liquidity to pay any dividend from available cash on hand and borrowings on the Revolving Facility.
Other short-term liquidity needs include expenditures for tenant improvements, external leasing commissions, and recurring capital expenditures. During the year ended December 31, 2024, we incurred $25.8 million for recurring capital expenditures on operating properties and $90.9 million for tenant improvements and external leasing commissions, which includes costs to re-lease anchor space at our operating properties related to tenants open and operating as of December 31, 2024 (excluding development and redevelopment properties). We currently anticipate incurring approximately $120 million of additional major tenant improvement costs related to executed leases for tenants not yet open at a number of our operating properties over the next 12 to 24 months. We believe we have the ability to fund these costs through cash flows from operations or borrowings on the Revolving Facility.
During the year ended December 31, 2024, we began development activities on the retail and office portions of the expansion project at One Loudoun Downtown (the “One Loudoun Expansion”), our mixed-use lifestyle center in the Washington, D.C. MSA. We also completed the major redevelopment construction activities at Carillon medical office building in 2023 and reclassified the property from active redevelopment into our office portfolio in December 2024. In addition to the One Loudoun Expansion, as of December 31, 2024, we had a development project under construction at The Corner – IN. Our share of the total estimated costs for the two active projects is approximately $112.9 million to $122.9 million, of which our share of the expected funding requirement is approximately $65.0 million to $75.0 million. As of December 31, 2024, we have not incurred any of these costs. We anticipate incurring the majority of the costs for these projects over the next 12 to 24 months and believe we have the ability to fund these projects through cash flows from operations or borrowings on the Revolving Facility.
Share Repurchase Program
In February 2021, our Board of Trustees approved a share repurchase program under which the Company may repurchase, from time to time, up to an aggregate of $150.0 million of its common shares. In April 2022, our Board of Trustees authorized a $150.0 million increase to the size of the share repurchase program, authorizing share repurchases up to a maximum of $300.0 million of its common shares (the “Share Repurchase Program”). The Company intends to fund any future repurchases under the Share Repurchase Program with available cash on hand or availability under the Revolving Facility, subject to any applicable restrictions. The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will depend upon prevailing market conditions, regulatory requirements, and other factors. In January 2025, the Company extended the Share Repurchase Program for an additional year to February 28, 2026, if not terminated or extended prior to that date. As of December 31, 2024, the Company has not repurchased any shares under the Share Repurchase Program.
Long-Term Liquidity Needs
Our long-term liquidity needs consist primarily of funds necessary to pay for any new development projects, redevelopment of existing properties, non-recurring capital expenditures, acquisitions of properties, payment of indebtedness at maturity, and obligations under ground leases.
Selective Acquisitions, Developments and Joint Ventures. We may selectively pursue the acquisition, development, and redevelopment of other properties, which would require additional capital. It is unlikely that we would have sufficient funds on hand to meet these long-term capital requirements; therefore, we would have to satisfy these needs through additional borrowings, sales of common or preferred shares, issuance of Operating Partnership units, cash generated through property dispositions, and/or participation in joint venture arrangements. We cannot be certain that we would have access to these sources of capital on satisfactory terms, if at all, to fund our long-term liquidity requirements. We evaluate all future opportunities against pre-established criteria, including, but not limited to, location, demographics, expected return, tenant credit quality, tenant relationships, and the amount of existing retail space. Our ability to access the capital markets will depend on a number of factors, including general capital market conditions.
Potential Debt Repurchases. We may, from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity, and other factors, seek to repurchase our senior unsecured notes maturing at various dates through March 2034 in open market transactions, by tender offer, or otherwise, as market conditions warrant.

Commitments under Ground Leases. We are obligated under 12 ground leases for approximately 98 acres of land as of December 31, 2024. Most of these ground leases require fixed annual rent payments, and the expiration dates of the remaining initial terms of these ground leases range from 2025 to 2092. Assuming we exercise all available options to extend the terms of our ground leases, our ground leases will expire between 2045 and 2115.
Capital Expenditures on Consolidated Properties
The following table summarizes cash capital expenditures for our development and redevelopment projects and other capital expenditures for the year ended December 31, 2024 (in thousands):

Year Ended December 31, 2024
Active development and redevelopment projects	$12,827
Recurring operating capital expenditures (primarily tenant improvements) and other	128,122
Total	$140,949
We capitalize certain indirect costs, such as interest, payroll, and other general and administrative costs related to these development activities. If we had experienced a 10% reduction in development and redevelopment activities without a corresponding decrease in indirect project costs, we would have recorded additional expenses of $0.4 million for the year ended December 31, 2024.
Impact of Changes in Credit Ratings on Our Liquidity
We have received investment-grade corporate credit ratings from three nationally recognized credit rating agencies. During the year ended December 31, 2024, we received a credit rating upgrade with a stable outlook from two of the rating agencies and a positive credit rating outlook from the third rating agency.
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
Cash Flows
As of December 31, 2024, we had cash, cash equivalents and restricted cash of $133.6 million. We may be subject to concentrations of credit risk with regard to our cash and cash equivalents. We place our cash and short-term investments with highly rated financial institutions. While we attempt to limit our exposure at any point in time, occasionally such cash and investments may temporarily exceed the Federal Deposit Insurance Corporation (“FDIC”) and the Securities Investor Protection Corporation (“SIPC”) insurance limits. We also maintain certain compensating balances in several financial institutions in support of borrowings from those institutions. Such compensating balances were not material to the accompanying consolidated balance sheets.
Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023
The following table summarizes our cash flow activities (in thousands):

	Year Ended December 31,
	2024	2023	Change
Net cash provided by operating activities	$419,028	$394,648	$24,380
Net cash used in investing activities	(498,991)	(81,731)	(417,260)
Net cash provided by (used in) financing activities	172,085	(393,457)	565,542
Increase (decrease) in cash, cash equivalents and restricted cash	92,122	(80,540)	172,662
Cash, cash equivalents and restricted cash, at beginning of year	41,430	121,970
Cash, cash equivalents and restricted cash, at end of year	$133,552	$41,430
Cash provided by operating activities was $419.0 million for the year ended December 31, 2024 and $394.6 million for the same period of 2023. The cash flows were positively impacted by an increase in net operating income and interest income received from the short-term certificates of deposit.

Cash used in investing activities was $499.0 million for the year ended December 31, 2024 and $81.7 million for the same period of 2023. Highlights of significant cash sources and uses in investing activities are as follows:
•We invested $615.0 million of proceeds from the Notes Due 2034 and the Notes Due 2031 in short-term certificates of deposit in 2024 and received $265.0 million in principal upon maturity of the certificates of deposit that matured in June and July 2024;
•We acquired Parkside West Cobb in 2024 and made an acquisition deposit related to the purchase of Village Commons for $40.6 million compared to the acquisition of Prestonwood Place for $78.3 million in 2023;
•We received net proceeds of $43.6 million from the sale of Ashland & Roosevelt, six parcels of land, and the receipt of an escrow related to the disposition of Reisterstown Road Plaza in 2024 compared to net proceeds of $140.9 million from the sale of Kingwood Commons, the undeveloped land and related parking garage at Pan Am Plaza, Reisterstown Road Plaza, Eastside, and four parcels of land in 2023;
•Capital expenditures decreased by $1.6 million primarily related to the timing of capital projects along with a change in construction payables of $0.5 million in 2024;
•We contributed a total of $13.2 million to unconsolidated joint ventures in 2024 primarily related to our share of the repayment of the construction loan associated with the development of the Embassy Suites at the University of Notre Dame; and
•We received a $1.6 million distribution upon the joint venture’s disposition of Glendale Center Apartments, of which we own an 11.5% interest, to a third party in 2024.
Cash provided by financing activities was $172.1 million for the year ended December 31, 2024 compared to cash used in financing activities of $393.5 million for the same period of 2023. Highlights of significant cash sources and uses in financing activities are as follows:
•We received total proceeds of $693.0 million from the Notes Due 2034 and the Notes Due 2031 and borrowed $40.0 million on the Revolving Facility in 2024 compared to borrowings of $274.0 million on the Revolving Facility and proceeds of $95.1 million from the origination of a mortgage payable in 2023;
•We repaid the following in 2024: (i) $149.6 million principal balance of the 4.58% senior unsecured notes that matured on June 30, 2024, (ii) $120.0 million unsecured term loan that matured on July 17, 2024, (iii) $40.0 million of borrowings on the Revolving Facility, and (iv) $5.1 million of mortgages payable compared to the following repayments in 2023: (i) $274.0 million of borrowings on the Revolving Facility, (ii) $175.4 million of mortgages payable, and (iii) $95.0 million principal balance of the 4.23% senior unsecured notes that matured on September 10, 2023;
•We incurred $19.0 million in debt and equity issuance costs in 2024 primarily related to the restatement and extension of the Revolving Facility and the $250M Term Loan; and
•We made distributions to common shareholders and holders of common partnership interests in the Operating Partnership of $225.5 million in 2024 compared to distributions of $213.5 million in 2023.
Management’s discussion of the cash flows for the year ended December 31, 2022, with comparison to the year ended December 31, 2023, was included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023.
Other Matters
Financial Instruments
We are exposed to capital market risk, such as changes in interest rates. In order to reduce the volatility related to interest rate risk, we may enter into interest rate hedging arrangements from time to time. We do not use derivative financial instruments for trading or speculative purposes.

Obligations in Connection with Projects Under Construction
We are obligated under various completion guarantees with certain lenders and lease agreements with tenants to complete all or portions of a development project and tenant-specific space that are currently under construction. We believe we currently have sufficient financing in place to fund these projects and expect to do so primarily through free cash flow or borrowings on the Revolving Facility.
We provide repayment and completion guaranties on loans totaling $66.2 million associated with the development of The Corner mixed-use project in the Indianapolis MSA. As of December 31, 2024, the outstanding balance of the loans was $68.4 million, of which our share was $34.2 million.
Our share of estimated future costs for under construction and future developments and redevelopments is further discussed beginning on page 47 in the “Short- and Long-Term Liquidity Needs” sections.
Outstanding Indebtedness
The following table provides details on our consolidated indebtedness outstanding as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Senior unsecured notes	$2,205,000	$1,654,635
Senior exchangeable notes – fixed rate	175,000	175,000
Unsecured revolving line of credit	—	—
Unsecured term loans	700,000	820,000
Mortgages payable – fixed rate	133,585	136,306
Mortgages payable – variable rate	14,600	17,000
Debt discounts, premiums and issuance costs, net	(1,255)	26,261
Mortgage and other indebtedness, net	$3,226,930	$2,829,202
Consolidated indebtedness, including weighted average interest rates and weighted average maturities as of December 31, 2024, considering the impact of interest rate swaps, is summarized below (dollars in thousands):

	Amount Outstanding	Ratio	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate debt(1)	$3,058,585	95%	4.08%	4.3
Variable rate debt(2)	169,600	5%	7.64%	1.7
Debt discounts, premiums and issuance costs, net	(1,255)	N/A	N/A	N/A
Mortgage and other indebtedness, net	$3,226,930	100%	4.27%	4.2
(1)Fixed rate debt includes the portion of variable rate debt that has been hedged by interest rate swaps. As of December 31, 2024, $700.0 million in variable rate debt is hedged to a fixed rate for a weighted average of 0.9 years.
(2)Variable rate debt includes the portion of fixed rate debt that has been hedged by interest rate swaps. As of December 31, 2024, $155.0 million in fixed rate debt is hedged to a floating rate for a weighted average of 0.7 years.
Mortgage indebtedness is collateralized by certain real estate properties and leases and is generally repaid in monthly installments of principal and interest with maturities over various terms through 2033.
The interest rate on our variable rate mortgage is based on SOFR plus 215 basis points as of December 31, 2024. The one-month SOFR interest rate was 4.33% as of December 31, 2024. Fixed interest rates on mortgages payable range from 3.75% to 5.73%.
Critical Accounting Estimates
Our significant accounting policies are more fully described in Note 2. “Summary of Significant Accounting Policies” to the accompanying consolidated financial statements. As disclosed in Note 2, the preparation of financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the compilation of our financial condition and results of operations and, in some cases, require management’s most difficult, subjective, or complex judgments.
Revenue Recognition
As a lessor of real estate assets, the Company retains substantially all of the risks and benefits of ownership and accounts for its leases as operating leases.
Contractual minimum base rent, percentage rent, and expense reimbursements from tenants for common area maintenance costs, insurance, and real estate taxes are our principal sources of revenue. Base minimum rents are recognized on a straight-line basis over the terms of the respective leases. Certain lease agreements contain provisions that provide for additional rents based on a tenant’s sales volume (contingent overage rent). Overage rent is recognized when tenants achieve the specified sales targets as defined in their lease agreements. If we determine that collectibility is probable, we recognize income from rentals based on the methodology described above. If we determine that collectibility is not probable, we recognize income only to the extent that cash has been received from the tenant. We have accounts receivable due from tenants and are subject to the risk of tenant defaults and bankruptcies, which may affect the collection of outstanding receivables. These receivables are reduced for credit loss, which is recognized as a reduction to rental income. We regularly evaluate the collectibility of these lease-related receivables by analyzing past-due account balances and consider such factors as the credit quality of the tenant, historical write-off experience, tenant creditworthiness, and current economic trends when evaluating the collectibility of rental income. Although we estimate uncollectible receivables and provide for them through charges against income, actual experience may differ from those estimates.
We recognize the sale of real estate when control transfers to the buyer. As part of our ongoing business strategy, we will, from time to time, sell properties, land parcels and outlots, some of which are ground-leased to tenants.
Valuation of Investment Properties
Management reviews our operating and development projects, land parcels, and intangible assets for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. This review for possible impairment requires certain assumptions, estimates, and significant judgment. Examples of situations considered to be impairment indicators for both operating properties and development projects include, but are not limited to:
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
Impairment losses for investment properties and intangible assets are measured when the undiscounted cash flows estimated to be generated by the investment properties during the expected holding period are less than the carrying amounts of those assets. The evaluation of impairment is subject to certain management assumptions, including projected net operating income, anticipated holding period, expected capital expenditures, and the capitalization rate used to estimate the property’s residual value. Impairment losses are recorded as the excess of the carrying value over the estimated fair value of the asset. Our impairment review for land and development properties assumes we have the intent and ability to complete the developments or projected uses for the land parcels. If we determine those plans will not be completed or our assumptions with respect to operating assets are not realized, an impairment loss may be appropriate.

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
Acquisition of Investment Properties
Real estate assets are recognized on our consolidated balance sheets at historical cost, less accumulated depreciation and amortization. Upon acquisition of real estate operating properties, we estimate the fair value of acquired identifiable tangible assets (consisting of land, buildings and improvements) and identified intangible assets and liabilities (consisting of above-market and below-market leases and in-place leases), assumed debt, and any noncontrolling interest in the acquiree at the date of acquisition based upon an evaluation of information and estimates available at the acquisition date. Based on these estimates, we record the estimated fair value to the applicable assets and liabilities. In making estimates of fair value, a number of sources are used, including information obtained as a result of pre-acquisition due diligence, marketing, and leasing activities. The estimates of fair value were determined to have primarily relied upon Level 2 and Level 3 inputs, as defined below.
Fair value is determined for tangible assets and intangible assets and liabilities, including:
•the fair value of the building on an as-if-vacant basis and the fair value of land determined either by comparable market data, real estate tax assessments, independent appraisals, or other relevant data;
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
•the value of having a lease in place at the acquisition date. We use independent and internal sources for our estimates to determine the respective in-place lease values. Our estimates of value use methods similar to those used by independent appraisers. Factors we consider in our analysis include an estimate of costs to execute similar leases, including tenant improvements, leasing commissions, and foregone costs related to the reimbursement of property operating expenses, and fair market rent received during the estimated lease-up period as if the space was vacant. The value of in-place leases is amortized to depreciation and amortization expense over the remaining initial terms of the respective leases; and
•the fair value of any assumed financing that is determined to be above- or below-market terms. We use third-party and independent sources for our estimates to determine the respective fair value of each mortgage and other indebtedness, including related derivative instruments, assumed. The fair market value of each is amortized to interest expense over the remaining initial terms of the respective instruments.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to financial instruments depend upon prevailing interest rates. We are exposed to interest rate changes primarily through our Revolving Facility, unsecured term loans, and other property-specific variable-rate mortgages. Our objectives with respect to interest rate risk are to balance the potential impact of interest rate changes on operations and cash flows against our desire to lower our overall borrowing costs. To achieve these objectives, we may borrow at fixed or variable rates and enter into derivative financial instruments such as interest rate swaps, hedges, etc., in order to mitigate the interest rate risk. As a matter of policy, we do not use financial instruments for trading or speculative transactions.
As of December 31, 2024, we had $3.2 billion of outstanding consolidated indebtedness (inclusive of net unamortized debt discounts, premiums and issuance costs of $1.3 million). In addition, we were party to various consolidated interest rate hedge agreements totaling $855.0 million with maturities over various terms through 2026. Reflecting the effects of these hedge agreements, our fixed and variable rate debt would have been $3.1 billion (95%) and $169.6 million (5%), respectively, of our total consolidated indebtedness as of December 31, 2024.
As of December 31, 2024, we had $350.0 million of fixed rate debt scheduled to mature in 2025. A 100-basis point change in interest rates on this debt as of December 31, 2024 would change our annual cash flow by $3.5 million. A 100-basis point change in interest rates on our unhedged variable rate debt as of December 31, 2024 would change our annual cash flow by $1.7 million. Based upon the terms of our variable rate debt, we are most vulnerable to a change in short-term SOFR interest rates.
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
Changes in Internal Control Over Financial Reporting
There were no changes to the Parent Company’s internal control over financial reporting during the fourth quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
Management Report on Internal Control Over Financial Reporting
The Parent Company is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision of and with the participation of the Parent Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Parent Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control – Integrated Framework, the Parent Company’s management has concluded that its internal control over financial reporting was effective as of December 31, 2024. The Parent Company’s independent auditors, KPMG LLP, an independent registered public accounting firm, have issued a report on its internal control over financial reporting as stated in their report which is included herein.
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
Changes in Internal Control Over Financial Reporting
There were no changes to the Operating Partnership’s internal control over financial reporting during the fourth quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
Management Report on Internal Control Over Financial Reporting
The Operating Partnership is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision of and with the participation of the Operating Partnership’s management, including its Chief Executive Officer and Chief Financial Officer, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control – Integrated Framework, the Operating Partnership’s management has concluded that its internal control over financial reporting was effective as of December 31, 2024. The Operating Partnership’s independent auditors, KPMG LLP, an independent registered public accounting firm, have issued a report on its internal control over financial reporting as stated in their report which is included herein.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Trustees of Kite Realty Group Trust:
Opinion on Internal Control Over Financial Reporting
We have audited Kite Realty Group Trust and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule III – Consolidated Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements), and our report dated February 12, 2025 expressed an unqualified opinion on those consolidated financial statements.
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
February 12, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of Kite Realty Group, L.P. and subsidiaries and Board of Trustees of Kite Realty Group Trust:
Opinion on Internal Control Over Financial Reporting
We have audited Kite Realty Group, L.P. and subsidiaries’ (the Partnership) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income, partner’s equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule III – Consolidated Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements), and our report dated February 12, 2025 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Indianapolis, Indiana
February 12, 2025

ITEM 9B. OTHER INFORMATION
Trading Arrangements
During the three months ended December 31, 2024, none of our officers or trustees adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is hereby incorporated by reference to the material appearing in our 2025 Annual Meeting Proxy Statement, which we intend to file within 120 days after our fiscal year-end in accordance with Regulation 14A (the “Proxy Statement”).
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
The Company files as part of this report the financial statement schedule listed on the index immediately preceding the financial statements at the end of this report. Other financial statement schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

EXHIBIT INDEX

Exhibit No.	Description	Location

2.1	Agreement and Plan of Merger by and among Kite Realty Group Trust, KRG Magellan, LLC and Inland Diversified Real Estate Trust, Inc., dated February 9, 2014	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on February 11, 2014

2.2	Agreement and Plan of Merger, dated as of July 18, 2021, by and among Kite Realty Group Trust, KRG Oak, LLC, and Retail Properties of America, Inc.	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 19, 2021

3.1	Articles of Amendment and Restatement of Declaration of Trust of Kite Realty Group Trust, as supplemented and amended	Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 28, 2022

3.2	Third Amended and Restated Bylaws of Kite Realty Group Trust, effective November 8, 2023	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on November 9, 2023

3.3	Certificate of Limited Partnership of Kite Realty Group, L.P.	Incorporated by reference to Exhibit 3.7 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 22, 2021

4.1	Form of Common Share Certificate	Incorporated by reference to Exhibit 4.1 to Kite Realty Group Trust’s registration statement on Form S-11 (File No. 333-114224) declared effective by the SEC on August 10, 2004

4.2	Indenture, dated September 26, 2016, between Kite Realty Group, L.P., as Issuer, and U.S. Bank National Association, as Trustee	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 27, 2016

4.3	First Supplemental Indenture, dated September 26, 2016, among Kite Realty Group, L.P., as Issuer, Kite Realty Group Trust, as Possible Future Guarantor, and U.S. Bank National Association, as Trustee	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 27, 2016

4.4	Form of Global Note representing the 4.000% Senior Notes due 2026 (included in Exhibit 4.3)	Incorporated by reference to Exhibits 4.2 and 4.3 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 27, 2016

4.5
Second Supplemental Indenture, dated January 17, 2024, among Kite Realty Group, L.P., as Issuer, Kite Realty Group Trust, as Possible Future Guarantor, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as Trustee
Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on January 17, 2024

4.6	Form of Global Note representing the 5.500% Senior Notes due 2034 (included in Exhibit 4.5)	Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on January 17, 2024

4.7
Third Supplemental Indenture, dated August 15, 2024, among Kite Realty Group, L.P., as Issuer, Kite Realty Group Trust, as Possible Future Guarantor, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as Trustee
Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 15, 2024

4.8	Form of Global Note representing the 4.950% Senior Notes due 2031 (included in Exhibit 4.7)	Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 15, 2024

4.9	Indenture, dated as of March 22, 2021, among Kite Realty Group, L.P., as Issuer, Kite Realty Group Trust, as REIT, and U.S. Bank National Association, as Trustee	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 22, 2021

Exhibit No.	Description	Location

4.10	Form of Global Note representing the 0.75% Exchangeable Senior Notes due 2027 (included in Exhibit 4.9)	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 22, 2021

4.11	Indenture, dated March 12, 2015, by and between Retail Properties of America, Inc. as Issuer and U.S. Bank National Association as Trustee	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Retail Properties of America, Inc. filed with the SEC on March 12, 2015

4.12	First Supplemental Indenture, dated March 12, 2015, by and between Retail Properties of America, Inc. as Issuer and U.S. Bank National Association as Trustee	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Retail Properties of America, Inc. filed with the SEC on March 12, 2015

4.13	Second Supplemental Indenture, dated July 21, 2020, by and between Retail Properties of America, Inc. as Issuer and U.S. Bank National Association as Trustee	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Retail Properties of America, Inc. filed with the SEC on July 21, 2020

4.14	Third Supplemental Indenture, dated August 25, 2020, by and between Retail Properties of America, Inc. as Issuer and U.S. Bank National Association as Trustee	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Retail Properties of America, Inc. filed with the SEC on August 25, 2020

4.15	Fourth Supplemental Indenture, dated as of October 22, 2021, between Kite Realty Group, L.P., as Successor Company, and U.S. Bank National Association, as Trustee	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

4.16	Description of the Registrant’s Securities	Incorporated by reference to Exhibit 4.14 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 20, 2024

10.1	Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P., dated as of August 16, 2004	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.2	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P., dated as of December 7, 2010	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on December 13, 2010

10.3	Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 12, 2012

10.4	Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 29, 2014

10.5	Amendment No. 4 to Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 5, 2019

10.6	Amendment No. 5 to Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 26, 2019

10.7	Amendment No. 6 to Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P.	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust filed with the SEC on August 7, 2023

10.8	Executive Employment Agreement, dated as of December 29, 2020, by and between the Company and John A. Kite*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on December 31, 2020

Exhibit No.	Description	Location

10.9	Executive Employment Agreement, dated as of December 29, 2020, by and between the Company and Thomas K. McGowan*	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on December 31, 2020

10.10	Executive Employment Agreement, dated as of December 29, 2020, by and between the Company and Heath R. Fear*	Incorporated by reference to Exhibit 10.3 the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on December 31, 2020

10.11	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group Trust, Kite Realty Group, L.P. and John A. Kite*	Incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.12	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group Trust, Kite Realty Group, L.P. and Thomas K. McGowan*	Incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.13	Indemnification Agreement, dated as of November 5, 2018, by and among Kite Realty Group Trust, Kite Realty Group, L.P. and Heath R. Fear*	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on November 7, 2018

10.14	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group Trust, Kite Realty Group, L.P. and William E. Bindley*	Incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.15	Indemnification Agreement, dated as of March 8, 2013, by and between Kite Realty Group Trust, Kite Realty Group, L.P. and Victor J. Coleman*	Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on March 8, 2013

10.16	Indemnification Agreement, dated as of March 7, 2014, by and between Kite Realty Group Trust, Kite Realty Group, L.P. and Christie B. Kelly*	Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on March 7, 2014

10.17	Indemnification Agreement, dated as of March 7, 2014, by and between Kite Realty Group Trust, Kite Realty Group, L.P. and David R. O’Reilly*	Incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on March 7, 2014

10.18	Indemnification Agreement, dated as of March 7, 2014, by and between Kite Realty Group Trust, Kite Realty Group, L.P. and Barton R. Peterson*	Incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on March 7, 2014

10.19	Indemnification Agreement, dated as of February 27, 2015, by and between Kite Realty Group Trust, Kite Realty Group, L.P., and Lee A. Daniels*	Incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

10.20	Indemnification Agreement, dated as of February 27, 2015, by and between Kite Realty Group Trust, Kite Realty Group, L.P., and Charles H. Wurtzebach*	Incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

10.21	Indemnification Agreement, dated as of February 16, 2020, by and between Kite Realty Group Trust, Kite Realty Group, L.P. and Caroline L. Young*	Incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 22, 2021

10.22	Indemnification Agreement, dated as of March 24, 2021, by and among Kite Realty Group Trust, Kite Realty Group, L.P. and Derrick Burks*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 25, 2021

10.23	Indemnification Agreement, dated as of October 22, 2021, by and among Kite Realty Group Trust, Kite Realty Group, L.P. and Bonnie S. Biumi*	Incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

Exhibit No.	Description	Location

10.24	Indemnification Agreement, dated as of October 22, 2021, by and among Kite Realty Group Trust, Kite Realty Group, L.P. and Gerald M. Gorski*	Incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.25	Indemnification Agreement, dated as of October 22, 2021, by and among Kite Realty Group Trust, Kite Realty Group, L.P. and Steven P. Grimes*	Incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.26	Indemnification Agreement, dated as of October 22, 2021, by and among Kite Realty Group Trust, Kite Realty Group, L.P. and Peter L. Lynch*	Incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.27	Kite Realty Group Trust 2008 Employee Share Purchase Plan*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 12, 2008

10.28
Registration Rights Agreement, dated as of August 16, 2004, by and among the Company, Alvin E. Kite, Jr., John A. Kite, Paul W. Kite, Thomas K. McGowan, Daniel R. Sink, George F. McMannis, Mark Jenkins, C. Kenneth Kite, David Grieve and KMI Holdings, LLC
Incorporated by reference to Exhibit 10.32 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.29	Amendment No. 1 to Registration Rights Agreement, dated August 29, 2005, by and among the Company and the other parties listed on the signature page thereto	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust filed with the SEC on November 14, 2005

10.30	Registration Rights Agreement, dated as of March 22, 2021, by and among Kite Realty Group Trust, Kite Realty Group, L.P. and the initial purchasers party thereto	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 22, 2021

10.31	Tax Protection Agreement, dated August 16, 2004, by and among the Company, Kite Realty Group, L.P., Alvin E. Kite, Jr., John A. Kite, Paul W. Kite, Thomas K. McGowan and C. Kenneth Kite	Incorporated by reference to Exhibit 10.33 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.32	Form of 2014 Outperformance Plan LTIP Unit Award Agreement*	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 29, 2014

10.33	Form of 2016 Outperformance Plan LTIP Unit Award Agreement*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on February 3, 2016

10.34	Kite Realty Group Trust 2013 Equity Incentive Plan, as amended and restated as of May 11, 2022*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 13, 2022

10.35	Form of Nonqualified Share Option Agreement under 2013 Equity Incentive Plan*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 14, 2013

10.36	Form of Restricted Share Agreement under 2013 Equity Incentive Plan*	Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 14, 2013

10.37	Retail Properties of America, Inc. Amended and Restated 2014 Long-Term Equity Compensation Plan*	Incorporated by reference to Exhibit 10.1 of the Registration on Form S-8 of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.38	Kite Realty Group Trust Trustee Deferred Compensation Plan*	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust filed with the SEC on August 9, 2006

Exhibit No.	Description	Location

10.39	Form of Performance Share Unit Agreement under 2013 Equity Incentive Plan*	Incorporated by reference to Exhibit 10.38 of the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2017

10.40	Form of Performance Restricted Share Agreement under 2013 Equity Incentive Plan*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on November 7, 2018

10.41	Form of Appreciation Only LTIP Unit Agreement*	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 5, 2019

10.42	Form of LTIP Unit Agreement*	Incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 22, 2021

10.43	Form of Performance LTIP Unit Agreement*	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust filed with the SEC on May 6, 2022

10.44	Term Loan Agreement, dated as of October 25, 2018, by and among Kite Realty Group, L.P., KeyBank National Association, as Administrative Agent, and the other lenders party thereto	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 26, 2018

10.45
First Amendment to Term Loan Agreement, dated as of December 21, 2022, by and among Kite Realty Group, L.P., Kite Realty Group Trust, KeyBank National Association, as Administrative Agent, and the other lenders party thereto
Incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 21, 2023

10.46
Second Amendment to Term Loan Agreement, dated as of October 3, 2024, by and among Kite Realty Group, L.P., Kite Realty Group Trust, KeyBank National Association, as Administrative Agent, and the other lenders party thereto
Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 8, 2024

10.47	Amended and Restated Springing Guaranty, dated as of October 3, 2024, by Kite Realty Group Trust in favor of KeyBank National Association, as Agent	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 8, 2024

10.48	Note Purchase Agreement, dated as of August 28, 2015, by and among Kite Realty Group, L.P., and the other parties named therein as Purchasers	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 3, 2015

10.49
Sixth Amended and Restated Credit Agreement, dated as of July 8, 2021, by and among Retail Properties of America, Inc. as Borrower and KeyBank National Association as Administrative Agent, Wells Fargo Securities, LLC and KeyBanc Capital Markets Inc. as Joint Book Managers and Joint Lead Arrangers, Wells Fargo Bank, National Association as Syndication Agent, Capital One, National Association, PNC Capital Markets LLC, Regions Capital Markets, and TD Bank, N.A. as Joint Lead Arrangers, each of Capital One, National Association, PNC Bank, National Association, Regions Bank, TD Bank, N.A., U.S. Bank National Association, Bank of America, N.A., Citibank, N.A., and The Bank of Nova Scotia as Documentation Agents, and certain lenders from time to time parties hereto, as Lenders
Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Retail Properties of America, Inc. filed with the SEC on August 4, 2021

10.50
First Amendment to Sixth Amended and Restated Credit Agreement, dated as of October 22, 2021, by and among Kite Realty Group, L.P., Kite Realty Group Trust, KeyBank National Association, as Administrative Agent, and the lenders party thereto
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.51
Second Amendment to Sixth Amended and Restated Credit Agreement, dated as of July 29, 2022, by and among Kite Realty Group, L.P., Kite Realty Group Trust, KeyBank National Association, as Administrative Agent, and the lenders party thereto
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 2, 2022

Exhibit No.	Description	Location

10.52
Third Amendment to Sixth Amended and Restated Credit Agreement, dated as of October 3, 2024, by and among Kite Realty Group, L.P., Kite Realty Group Trust, KeyBank National Association, as Administrative Agent, and the other lenders party thereto
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 8, 2024

10.53	Springing Guaranty, dated as of October 22, 2021, by Kite Realty Group Trust	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

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

10.55
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

10.56
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

10.57
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

10.59
Fifth Amendment to Term Loan Agreement, dated as of October 31, 2024, by and among Kite Realty Group, L.P., Kite Realty Group Trust, KeyBank National Association, as Administrative Agent, and the lenders party thereto
Filed herewith

10.60	Springing Guaranty, dated as of October 22, 2021, by Kite Realty Group Trust	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.61
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

10.62
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

10.63
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

Exhibit No.	Description	Location

10.64
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

10.65
Fourth Amendment to Term Loan Agreement, dated as of October 22, 2021, by and among Kite Realty Group, L.P., Kite Realty Group Trust, Capital One, National Association, as Administrative Agent, and the lenders party thereto
Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.66	Springing Guaranty, dated as of October 22, 2021, by Kite Realty Group Trust	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.67	Note Purchase Agreement dated as of May 16, 2014 among the Retail Properties of America, Inc. as Issuer and certain institutions as Purchasers	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Retail Properties of America, Inc. filed with the SEC on May 22, 2014

10.68	Assumption Agreement with respect to the 2014 Note Purchase Agreement, dated as of October 22, 2021, by Kite Realty Group, L.P.	Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.69	Springing Guaranty with respect to the 2014 Note Purchase Agreement, dated as of October 22, 2021, by Kite Realty Group Trust	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.70	Note Purchase Agreement dated as of September 30, 2016, among Retail Properties of America, Inc. as issuer and certain institutions as purchasers	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Retail Properties of America, Inc. filed with the SEC on October 5, 2016

10.71	Assumption Agreement with respect to the 2016 Note Purchase Agreement, dated as of October 22, 2021, by Kite Realty Group, L.P.	Incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.72	Springing Guaranty with respect to the 2016 Note Purchase Agreement, dated as of October 22, 2021, by Kite Realty Group Trust	Incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.73	Note Purchase Agreement dated as of April 5, 2019 among Retail Properties of America, Inc. as issuer and certain institutions as purchasers	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Retail Properties of America, Inc. filed with the SEC on April 9, 2019

10.74	Assumption Agreement with respect to the 2019 Note Purchase Agreement, dated as of October 22, 2021, by Kite Realty Group, L.P.	Incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.75	Springing Guaranty with respect to the 2019 Note Purchase Agreement, dated as of October 22, 2021, by Kite Realty Group Trust	Incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

19.1	Policy on Inside Information and Insider Trading	Filed herewith

21.1	List of Subsidiaries	Filed herewith

23.1	Consent of KPMG LLP relating to the Parent Company	Filed herewith

23.2	Consent of KPMG LLP relating to the Operating Partnership	Filed herewith

31.1	Certification of principal executive officer of the Parent Company required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit No.	Description	Location

31.2	Certification of principal financial officer of the Parent Company required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

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
Filed herewith

97.1	Kite Realty Group Trust Compensation Recovery Policy	Incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 20, 2024

101.INS	Inline XBRL Instance Document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith
*Denotes a management contract or compensatory plan contract or arrangement.
ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

KITE REALTY GROUP TRUST
(Registrant)

/s/ JOHN A. KITE

John A. Kite
Date:	February 12, 2025	Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ HEATH R. FEAR

Heath R. Fear
Date:	February 12, 2025	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

KITE REALTY GROUP L.P.
(Registrant)
By: Kite Realty Group Trust, its sole general partner

/s/ JOHN A. KITE

John A. Kite
Date:	February 12, 2025	Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ HEATH R. FEAR

Heath R. Fear
Date:	February 12, 2025	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN A. KITE	Chairman, Chief Executive Officer, and Trustee (Principal Executive Officer)	February 12, 2025
(John A. Kite)

/s/ BONNIE S. BIUMI	Trustee	February 12, 2025
(Bonnie S. Biumi)

/s/ DERRICK BURKS	Trustee	February 12, 2025
(Derrick Burks)

/s/ VICTOR J. COLEMAN	Trustee	February 12, 2025
(Victor J. Coleman)

/s/ STEVEN P. GRIMES	Trustee	February 12, 2025
(Steven P. Grimes)

/s/ CHRISTIE B. KELLY	Trustee	February 12, 2025
(Christie B. Kelly)

/s/ PETER L. LYNCH	Trustee	February 12, 2025
(Peter L. Lynch)

/s/ DAVID R. O’REILLY	Trustee	February 12, 2025
(David R. O’Reilly)

/s/ BARTON R. PETERSON	Trustee	February 12, 2025
(Barton R. Peterson)

/s/ CHARLES H. WURTZEBACH	Trustee	February 12, 2025
(Charles H. Wurtzebach)

/s/ CAROLINE L. YOUNG	Trustee	February 12, 2025
(Caroline L. Young)

/s/ HEATH R. FEAR	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 12, 2025
(Heath R. Fear)

/s/ DAVID E. BUELL	Senior Vice President, Chief Accounting Officer	February 12, 2025
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Trustees of Kite Realty Group Trust:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Kite Realty Group Trust and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule III – Consolidated Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 12, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of investment properties for potential impairment
As discussed in Note 2 to the consolidated financial statements, land, buildings, and improvements, net was $7,591,036 thousand as of December 31, 2024. The Company’s investment properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. This review for potential impairment triggering events requires certain assumptions, estimates, and significant judgment, including about the anticipated holding period for an investment property.
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
February 12, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of Kite Realty Group, L.P. and subsidiaries and Board of Trustees of Kite Realty Group Trust:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Kite Realty Group, L.P. and subsidiaries (the Partnership) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income, partner’s equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule III – Consolidated Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 12, 2025 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.
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
Evaluation of investment properties for potential impairment
As discussed in Note 2 to the consolidated financial statements, land, buildings, and improvements, net was $7,591,036 thousand as of December 31, 2024. The Partnership’s investment properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. This review for potential impairment triggering events requires certain assumptions, estimates, and significant judgment, including about the anticipated holding period for an investment property.
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
Indianapolis, Indiana
February 12, 2025

KITE REALTY GROUP TRUST
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2024	December 31, 2023
Assets:
Investment properties, at cost:	$7,634,191	$7,740,061
Less: accumulated depreciation	(1,587,661)	(1,381,770)
Net investment properties	6,046,530	6,358,291

Cash and cash equivalents	128,056	36,413
Tenant and other receivables, including accrued straight-line rent of $67,377 and $55,482, respectively	125,768	113,290
Restricted cash and escrow deposits	5,271	5,017
Deferred costs, net	238,213	304,171
Short-term deposits	350,000	—
Prepaid and other assets	104,627	117,834
Investments in unconsolidated subsidiaries	19,511	9,062
Assets associated with investment property held for sale	73,791	—
Total assets	$7,091,767	$6,944,078

Liabilities and Equity:
Liabilities:
Mortgage and other indebtedness, net	$3,226,930	$2,829,202
Accounts payable and accrued expenses	202,651	198,079
Deferred revenue and other liabilities	246,100	272,942
Liabilities associated with investment property held for sale	4,009	—
Total liabilities	3,679,690	3,300,223

Commitments and contingencies
Limited Partners’ interests in the Operating Partnership	98,074	73,287

Equity:
Common shares, $0.01 par value, 490,000,000 shares authorized, 219,667,067 and 219,448,429 shares issued and outstanding at December 31, 2024 and 2023, respectively	2,197	2,194
Additional paid-in capital	4,868,554	4,886,592
Accumulated other comprehensive income	36,612	52,435
Accumulated deficit	(1,595,253)	(1,373,083)
Total shareholders’ equity	3,312,110	3,568,138
Noncontrolling interests	1,893	2,430
Total equity	3,314,003	3,570,568
Total liabilities and equity	$7,091,767	$6,944,078
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue:
Rental income	$826,548	$810,146	$782,349
Other property-related revenue	10,631	8,492	11,108
Fee income	4,663	4,366	8,539
Total revenue	841,842	823,004	801,996

Expenses:
Property operating	113,601	107,958	107,217
Real estate taxes	103,893	102,426	104,589
General, administrative and other	52,558	56,142	54,860
Merger and acquisition costs	—	—	925
Depreciation and amortization	393,335	426,361	469,805
Impairment charges	66,201	477	—
Total expenses	729,588	693,364	737,396

(Loss) gain on sales of operating properties, net	(864)	22,601	27,069

Operating income	111,390	152,241	91,669
Other (expense) income:
Interest expense	(125,691)	(105,349)	(104,276)
Income tax expense of taxable REIT subsidiary	(139)	(533)	(43)
Loss on extinguishment of debt	(180)	—	—
Equity in (loss) earnings of unconsolidated subsidiaries	(1,158)	33	256
Gain on sale of unconsolidated property, net	2,325	—	—
Other income, net	17,869	1,991	240
Net income (loss)	4,416	48,383	(12,154)
Net income attributable to noncontrolling interests	(345)	(885)	(482)
Net income (loss) attributable to common shareholders	$4,071	$47,498	$(12,636)

Net income (loss) per common share – basic and diluted	$0.02	$0.22	$(0.06)

Weighted average common shares outstanding – basic	219,614,149	219,344,832	219,074,448
Weighted average common shares outstanding – diluted	219,727,496	219,728,283	219,074,448

Net income (loss)	$4,416	$48,383	$(12,154)
Change in fair value of derivatives	(15,937)	(22,008)	91,271
Total comprehensive (loss) income	(11,521)	26,375	79,117
Comprehensive income attributable to noncontrolling interests	(231)	(786)	(1,507)
Comprehensive (loss) income attributable to the Company	$(11,752)	$25,589	$77,610
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST
Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2021	218,949,569	$2,189	$4,898,673	$(15,902)	$(962,913)	$3,922,047
Stock compensation activity	151,089	2	9,544	—	—	9,546
Other comprehensive income	—	—	—	90,246	—	90,246
Distributions to common shareholders	—	—	—	—	(232,208)	(232,208)
Net loss attributable to common shareholders	—	—	—	—	(12,636)	(12,636)
Acquisition of partner’s noncontrolling interest in Killingly Commons	—	—	416	—	—	416
Exchange of redeemable noncontrolling interests for common shares	85,000	1	1,669	—	—	1,670
Adjustment to redeemable noncontrolling interests	—	—	(12,566)	—	—	(12,566)
Balance at December 31, 2022	219,185,658	$2,192	$4,897,736	$74,344	$(1,207,757)	$3,766,515

Stock compensation activity	189,610	2	10,789	—	—	10,791
Other comprehensive loss	—	—	—	(21,909)	—	(21,909)
Distributions to common shareholders	—	—	—	—	(212,824)	(212,824)
Net income attributable to common shareholders	—	—	—	—	47,498	47,498
Exchange of redeemable noncontrolling interests for common shares	73,161	—	1,568	—	—	1,568
Adjustment to redeemable noncontrolling interests	—	—	(23,501)	—	—	(23,501)
Balance at December 31, 2023	219,448,429	$2,194	$4,886,592	$52,435	$(1,373,083)	$3,568,138

Stock compensation activity	218,638	3	10,767	—	—	10,770
Other comprehensive loss	—	—	—	(15,823)	—	(15,823)
Distributions to common shareholders	—	—	—	—	(226,241)	(226,241)
Net income attributable to common shareholders	—	—	—	—	4,071	4,071
Adjustment to redeemable noncontrolling interests	—	—	(28,805)	—	—	(28,805)
Balance at December 31, 2024	219,667,067	$2,197	$4,868,554	$36,612	$(1,595,253)	$3,312,110
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$4,416	$48,383	$(12,154)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	397,985	429,970	472,969
Loss (gain) on sales of operating properties, net	864	(22,601)	(27,069)
Gain on sale of unconsolidated property, net	(2,325)	—	—
Impairment charges	66,201	477	—
Loss on extinguishment of debt	180	—	—
Straight-line rent	(12,089)	(11,812)	(16,632)
Compensation expense for equity awards	10,740	10,116	10,280
Amortization of debt fair value adjustments	(12,038)	(13,366)	(13,521)
Amortization of in-place lease assets and liabilities	(10,078)	(12,025)	(4,821)
Changes in assets and liabilities:
Tenant receivables	(2,610)	(940)	(16,763)
Deferred costs and other assets	(23,647)	(29,912)	7,522
Accounts payable, accrued expenses, deferred revenue and other liabilities	1,429	(3,642)	(20,528)
Net cash provided by operating activities	419,028	394,648	379,283

Cash flows from investing activities:
Acquisitions of interests in properties	(40,561)	(78,274)	(100,142)
Capital expenditures	(140,949)	(142,578)	(158,540)
Net proceeds from sales of land	13,198	3,166	4,716
Net proceeds from sales of operating properties	30,409	137,687	75,699
Investment in short-term deposits	(615,000)	—	—
Proceeds from short-term deposits	265,000	—	125,000
Small business loan repayments	—	346	657
Change in construction payables	479	(2,078)	6,341
Distribution from unconsolidated joint venture	1,618	—	1,245
Capital contributions to unconsolidated joint ventures	(13,185)	—	(125)
Net cash used in investing activities	(498,991)	(81,731)	(45,149)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	74	86	30
Repurchases of common shares upon the vesting of restricted shares	(907)	(767)	(1,535)
Debt and equity issuance costs	(18,992)	(767)	(5,159)
Loan proceeds	732,993	369,095	455,000
Loan payments	(314,756)	(544,410)	(568,963)
Distributions paid – common shareholders	(221,793)	(210,546)	(179,624)
Distributions paid – redeemable noncontrolling interests	(3,717)	(2,952)	(2,622)
Distributions to noncontrolling interests	(817)	(3,196)	—
Acquisition of partner’s noncontrolling interest in Killingly Commons joint venture	—	—	(9,654)
Net cash provided by (used in) financing activities	172,085	(393,457)	(312,527)

Net change in cash, cash equivalents and restricted cash	92,122	(80,540)	21,607
Cash, cash equivalents and restricted cash, beginning of year	41,430	121,970	100,363
Cash, cash equivalents and restricted cash, end of year	$133,552	$41,430	$121,970

Supplemental disclosures
Cash paid for interest, net of capitalized interest	$130,630	$120,870	$113,744

Non-cash investing and financing activities
Exchange of redeemable noncontrolling interests for common shares	$—	$1,568	$1,670
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except unit and per unit data)

	December 31, 2024	December 31, 2023
Assets:
Investment properties, at cost:	$7,634,191	$7,740,061
Less: accumulated depreciation	(1,587,661)	(1,381,770)
Net investment properties	6,046,530	6,358,291

Cash and cash equivalents	128,056	36,413
Tenant and other receivables, including accrued straight-line rent of $67,377 and $55,482, respectively	125,768	113,290
Restricted cash and escrow deposits	5,271	5,017
Deferred costs, net	238,213	304,171
Short-term deposits	350,000	—
Prepaid and other assets	104,627	117,834
Investments in unconsolidated subsidiaries	19,511	9,062
Assets associated with investment property held for sale	73,791	—
Total assets	$7,091,767	$6,944,078

Liabilities and Equity:
Liabilities:
Mortgage and other indebtedness, net	$3,226,930	$2,829,202
Accounts payable and accrued expenses	202,651	198,079
Deferred revenue and other liabilities	246,100	272,942
Liabilities associated with investment property held for sale	4,009	—
Total liabilities	3,679,690	3,300,223

Commitments and contingencies
Limited Partners’ interests in the Operating Partnership	98,074	73,287

Partners’ Equity:
Common equity, 219,667,067 and 219,448,429 units issued and outstanding at December 31, 2024 and 2023, respectively	3,275,498	3,515,703
Accumulated other comprehensive income	36,612	52,435
Total Partners’ equity	3,312,110	3,568,138
Noncontrolling interests	1,893	2,430
Total equity	3,314,003	3,570,568
Total liabilities and equity	$7,091,767	$6,944,078
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except unit and per unit data)

	Year Ended December 31,
	2024	2023	2022
Revenue:
Rental income	$826,548	$810,146	$782,349
Other property-related revenue	10,631	8,492	11,108
Fee income	4,663	4,366	8,539
Total revenue	841,842	823,004	801,996

Expenses:
Property operating	113,601	107,958	107,217
Real estate taxes	103,893	102,426	104,589
General, administrative and other	52,558	56,142	54,860
Merger and acquisition costs	—	—	925
Depreciation and amortization	393,335	426,361	469,805
Impairment charges	66,201	477	—
Total expenses	729,588	693,364	737,396

(Loss) gain on sales of operating properties, net	(864)	22,601	27,069

Operating income	111,390	152,241	91,669
Other (expense) income:
Interest expense	(125,691)	(105,349)	(104,276)
Income tax expense of taxable REIT subsidiary	(139)	(533)	(43)
Loss on extinguishment of debt	(180)	—	—
Equity in (loss) earnings of unconsolidated subsidiaries	(1,158)	33	256
Gain on sale of unconsolidated property, net	2,325	—	—
Other income, net	17,869	1,991	240
Net income (loss)	4,416	48,383	(12,154)
Net income attributable to noncontrolling interests	(280)	(257)	(623)
Net income (loss) attributable to common unitholders	$4,136	$48,126	$(12,777)

Allocation of net income (loss):
Limited Partners	$65	$628	$(141)
Parent Company	4,071	47,498	(12,636)
	$4,136	$48,126	$(12,777)

Net income (loss) per unit – basic and diluted	$0.02	$0.22	$(0.06)

Weighted average common units outstanding – basic	223,416,919	222,514,956	221,858,084
Weighted average common units outstanding – diluted	223,530,266	222,898,407	221,858,084

Net income (loss)	$4,416	$48,383	$(12,154)
Change in fair value of derivatives	(15,937)	(22,008)	91,271
Total comprehensive (loss) income	(11,521)	26,375	79,117
Comprehensive income attributable to noncontrolling interests	(280)	(257)	(623)
Comprehensive (loss) income attributable to common unitholders	$(11,801)	$26,118	$78,494
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Statements of Partner’s Equity
(in thousands)

	General Partner		Total
	Common Equity	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2021	$3,937,949	$(15,902)	$3,922,047
Stock compensation activity	9,546	—	9,546
Other comprehensive income attributable to Parent Company	—	90,246	90,246
Distributions to Parent Company	(232,208)	—	(232,208)
Net loss attributable to Parent Company	(12,636)	—	(12,636)
Acquisition of partner’s noncontrolling interest in Killingly Commons	416	—	416
Conversion of Limited Partner Units to shares of the Parent Company	1,670	—	1,670
Adjustment to redeemable noncontrolling interests	(12,566)	—	(12,566)
Balance at December 31, 2022	$3,692,171	$74,344	$3,766,515

Stock compensation activity	10,791	—	10,791
Other comprehensive loss attributable to Parent Company	—	(21,909)	(21,909)
Distributions to Parent Company	(212,824)	—	(212,824)
Net income attributable to Parent Company	47,498	—	47,498
Conversion of Limited Partner Units to shares of the Parent Company	1,568	—	1,568
Adjustment to redeemable noncontrolling interests	(23,501)	—	(23,501)
Balance at December 31, 2023	$3,515,703	$52,435	$3,568,138

Stock compensation activity	10,770	—	10,770
Other comprehensive loss attributable to Parent Company	—	(15,823)	(15,823)
Distributions to Parent Company	(226,241)	—	(226,241)
Net income attributable to Parent Company	4,071	—	4,071
Adjustment to redeemable noncontrolling interests	(28,805)	—	(28,805)
Balance at December 31, 2024	$3,275,498	$36,612	$3,312,110
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$4,416	$48,383	$(12,154)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	397,985	429,970	472,969
Loss (gain) on sales of operating properties, net	864	(22,601)	(27,069)
Gain on sale of unconsolidated property, net	(2,325)	—	—
Impairment charges	66,201	477	—
Loss on extinguishment of debt	180	—	—
Straight-line rent	(12,089)	(11,812)	(16,632)
Compensation expense for equity awards	10,740	10,116	10,280
Amortization of debt fair value adjustments	(12,038)	(13,366)	(13,521)
Amortization of in-place lease assets and liabilities	(10,078)	(12,025)	(4,821)
Changes in assets and liabilities:
Tenant receivables	(2,610)	(940)	(16,763)
Deferred costs and other assets	(23,647)	(29,912)	7,522
Accounts payable, accrued expenses, deferred revenue and other liabilities	1,429	(3,642)	(20,528)
Net cash provided by operating activities	419,028	394,648	379,283

Cash flows from investing activities:
Acquisitions of interests in properties	(40,561)	(78,274)	(100,142)
Capital expenditures	(140,949)	(142,578)	(158,540)
Net proceeds from sales of land	13,198	3,166	4,716
Net proceeds from sales of operating properties	30,409	137,687	75,699
Investment in short-term deposits	(615,000)	—	—
Proceeds from short-term deposits	265,000	—	125,000
Small business loan repayments	—	346	657
Change in construction payables	479	(2,078)	6,341
Distribution from unconsolidated joint venture	1,618	—	1,245
Capital contributions to unconsolidated joint ventures	(13,185)	—	(125)
Net cash used in investing activities	(498,991)	(81,731)	(45,149)

Cash flows from financing activities:
Contributions from the General Partner	74	86	30
Repurchases of common shares upon the vesting of restricted shares	(907)	(767)	(1,535)
Debt and equity issuance costs	(18,992)	(767)	(5,159)
Loan proceeds	732,993	369,095	455,000
Loan payments	(314,756)	(544,410)	(568,963)
Distributions paid – common unitholders	(221,793)	(210,546)	(179,624)
Distributions paid – redeemable noncontrolling interests	(3,717)	(2,952)	(2,622)
Distributions to noncontrolling interests	(817)	(3,196)	—
Acquisition of partner’s noncontrolling interest in Killingly Commons joint venture	—	—	(9,654)
Net cash provided by (used in) financing activities	172,085	(393,457)	(312,527)

Net change in cash, cash equivalents and restricted cash	92,122	(80,540)	21,607
Cash, cash equivalents and restricted cash, beginning of year	41,430	121,970	100,363
Cash, cash equivalents and restricted cash, end of year	$133,552	$41,430	$121,970

Supplemental disclosures
Cash paid for interest, net of capitalized interest	$130,630	$120,870	$113,744

Non-cash investing and financing activities
Conversion of Limited Partner Units to shares of the Parent Company	$—	$1,568	$1,670
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
(dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)
NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION
Kite Realty Group Trust (the “Parent Company”), through its majority-owned subsidiary, Kite Realty Group, L.P. (the “Operating Partnership”), owns interests in various operating subsidiaries and joint ventures engaged in the ownership, operation, acquisition, development and redevelopment of high-quality, open-air, grocery-anchored shopping centers and vibrant mixed-use assets that are primarily located in high-growth Sun Belt markets and select strategic gateway markets in the United States. The terms “Company,” “we,” “us,” and “our” refer to the Parent Company and the Operating Partnership, collectively, and those entities owned or controlled by the Parent Company and/or the Operating Partnership.
The Operating Partnership was formed on August 16, 2004, when the Parent Company contributed properties and the net proceeds from an initial public offering (“IPO”) of shares of its common stock to the Operating Partnership. The Parent Company was organized in Maryland in 2004 to succeed in the acquisition, development, construction and real estate businesses of its predecessor. We believe the Company qualifies as a real estate investment trust (“REIT”) under sections 856-860 of the Internal Revenue Code of 1986, as amended.
The Parent Company is the sole general partner of the Operating Partnership and, as of December 31, 2024, owned approximately 98.1% of the common partnership interests in the Operating Partnership (the “General Partner Units”). The remaining 1.9% of the common partnership interests (the “Limited Partner Units” and, together with the General Partner Units, the “Common Units”) were owned by the limited partners. As the sole general partner of the Operating Partnership, the Parent Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. The Parent Company and the Operating Partnership operate as one enterprise. The management of the Parent Company consists of the same members as the management of the Operating Partnership. As the sole general partner with control of the Operating Partnership, the Parent Company consolidates the Operating Partnership for financial reporting purposes, and the Parent Company does not have any significant assets other than its investment in the Operating Partnership.
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reported period. Actual results could differ from those estimates.
Unless otherwise noted, all dollar amounts are stated in thousands, except share, per share, and per square foot data. Number of properties and square feet are unaudited.
As of December 31, 2024, the Company’s portfolio consisted of the following:

	Properties	Square Footage
Operating retail properties(1)	179	27,668,416
Office properties(2)	2	412,568
Development and redevelopment projects:
The Corner – IN(3)	1	24,000
One Loudoun Expansion(4)	—	119,000
Hamilton Crossing Centre	1	92,283
Edwards Multiplex – Ontario	1	124,614
(1)Included within operating retail properties are 10 properties that contain an office component. Excludes one operating retail property classified as held for sale as of December 31, 2024. Of the 179 operating retail properties, 176 are consolidated within these financial statements and the remaining three are accounted for under the equity method.
(2)Office properties include Carillon medical office building, which was reclassified from active redevelopment into our office portfolio in December 2024.
(3)This property is held in an unconsolidated joint venture in which the Company has a 50% ownership interest.
(4)During the three months ended September 30, 2024, the Company began development activities on the retail and office portions of the expansion project at One Loudoun Downtown (the “One Loudoun Expansion”) in the Washington, D.C. metropolitan statistical area (“MSA”). The Company estimates that it will incur net project costs of approximately $65.0 million to $75.0 million related to the One Loudoun Expansion.

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Investment Properties
Capitalization and Depreciation
Investment properties are recorded at cost and include costs of land acquisition, development, predevelopment, construction, certain allocated overhead, tenant allowances and improvements, and interest and real estate taxes incurred during construction. Significant renovations and improvements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. If a tenant vacates a space prior to the lease expiration, terminates its lease, or otherwise notifies the Company of its intent to do so, any related unamortized tenant allowances are expensed over the shortened lease period. Ordinary repairs and maintenance that do not extend the useful lives of the respective assets are expensed as incurred and included within “Property operating” expense in the accompanying consolidated statements of operations and comprehensive income.
Predevelopment costs are incurred prior to vertical construction and for certain land held for development during the due diligence phase and include contract deposits, legal, engineering, cost of internal resources, and other professional fees related to evaluating the feasibility of developing or redeveloping a shopping center or other project. These predevelopment costs are capitalized and included within “Investment properties, at cost” in the accompanying consolidated balance sheets. If we determine that the completion of a development project is no longer probable, all previously incurred predevelopment costs are immediately expensed. Land is transferred to construction in progress once construction commences on the related project.
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
The following table summarizes the composition of the Company’s investment properties as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Land, buildings and improvements	$7,591,036	$7,684,066
Construction in progress	43,155	55,995
Investment properties, at cost	$7,634,191	$7,740,061
Valuation of Investment Properties
Management reviews our operating and development projects, land parcels, and intangible assets for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. This review for possible impairment requires certain assumptions, estimates, and significant judgment. Examples of situations considered to be impairment indicators for both operating properties and development projects include, but are not limited to:
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
Impairment losses for investment properties and intangible assets are measured when the undiscounted cash flows estimated to be generated by the investment properties during the expected holding period are less than the carrying amounts of those assets. The evaluation of impairment is subject to certain management assumptions, including projected net operating income, anticipated holding period, expected capital expenditures, and the capitalization rate used to estimate the property’s residual value. Impairment losses are recorded as the excess of the carrying value over the estimated fair value of the asset. Our impairment review for land and development properties assumes we have the intent and ability to complete the developments or projected uses for the land parcels. If we determine those plans will not be completed or our assumptions with respect to operating assets are not realized, an impairment loss may be appropriate.
Investment Properties Held for Sale
The Company classifies an operating property as held for sale only when the property is available for immediate sale in its present condition and for which management believes it is probable that a sale of the property will be completed within one year, among other factors. An operating property classified as held for sale is carried at the lower of cost or fair value less estimated costs to sell. Depreciation and amortization are suspended during the held-for-sale period. One property was classified as held for sale as of December 31, 2024 and no properties qualified for held-for-sale accounting treatment as of December 31, 2023.
Acquisition of Investment Properties
Real estate assets are recognized on our consolidated balance sheets at historical cost, less accumulated depreciation and amortization. Upon acquisition of real estate operating properties, we estimate the fair value of acquired identifiable tangible assets (consisting of land, buildings and improvements) and identified intangible assets and liabilities (consisting of above-market and below-market leases and in-place leases), assumed debt, and any noncontrolling interest in the acquiree at the date of acquisition based upon an evaluation of information and estimates available at the acquisition date. Based on these estimates, we record the estimated fair value to the applicable assets and liabilities. In making estimates of fair value, a number of sources are used, including information obtained as a result of pre-acquisition due diligence, marketing, and leasing activities. The estimates of fair value were determined to have primarily relied upon Level 2 and Level 3 inputs, as defined below.
Fair value is determined for tangible assets and intangible assets and liabilities, including:
•the fair value of the building on an as-if-vacant basis and the fair value of land determined either by comparable market data, real estate tax assessments, independent appraisals, or other relevant data;
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
•the value of having a lease in place at the acquisition date. We use independent and internal sources for our estimates to determine the respective in-place lease values. Our estimates of value use methods similar to those used by independent appraisers. Factors we consider in our analysis include an estimate of costs to execute similar leases, including tenant improvements, leasing commissions, and foregone costs related to the reimbursement of property operating expenses, and fair market rent received during the estimated lease-up period as if the space was vacant. The

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
value of in-place leases is amortized to depreciation and amortization expense over the remaining initial terms of the respective leases; and
•the fair value of any assumed financing that is determined to be above- or below-market terms. We use third-party and independent sources for our estimates to determine the respective fair value of each mortgage and other indebtedness, including related derivative instruments, assumed. The fair market value of each is amortized to interest expense over the remaining initial terms of the respective instruments.
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
Consolidation and Investments in Joint Ventures
The accompanying financial statements are presented on a consolidated basis and include all accounts of the Parent Company, the Operating Partnership, the taxable REIT subsidiaries (“TRSs”) of the Operating Partnership, subsidiaries of the Operating Partnership that are controlled, and any variable interest entities (“VIEs”) in which the Operating Partnership is the primary beneficiary. In general, a VIE is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) has equity investors that do not provide sufficient financial resources for the entity to support its activities, (b) does not have equity investors with voting rights, or (c) has equity investors whose votes are disproportionate from their economics, and substantially all of the activities are conducted on behalf of the investor with disproportionately fewer voting rights.
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
In determining whether to consolidate a VIE with the Operating Partnership, we consider all relationships between the Operating Partnership and the applicable VIE, including development and management agreements and other contractual arrangements, in determining whether we have the power to direct the activities of the VIE that most significantly affect the VIE’s performance. As of December 31, 2024, we owned investments in two consolidated joint ventures that were VIEs in which the partners did not have substantive participating rights, and we were the primary beneficiary. As of December 31, 2024, these consolidated VIEs had mortgage debt totaling $109.7 million, which was secured by assets of the VIEs totaling $218.0 million. The Operating Partnership guarantees the mortgage debt of these VIEs.
The Operating Partnership is considered a VIE as the limited partners do not hold kick-out rights or substantive participating rights. The Parent Company consolidates the Operating Partnership as it is the primary beneficiary in accordance with the VIE model.
As of December 31, 2024, the Company also owned investments in four unconsolidated joint ventures accounted for under the equity method, which are not considered VIEs, as follows:
Three Property Retail Portfolio Joint Venture
On June 29, 2018, the Company formed a joint venture with Nuveen Real Estate, formerly known as TH Real Estate. The Company sold three properties (Livingston Shopping Center, Plaza Volente and Tamiami Crossing) to the joint venture, valued at $99.8 million in the aggregate, and, after considering third-party debt obtained by the joint venture upon formation, the Company contributed $10.0 million for a 20% noncontrolling ownership interest in the joint venture. The Company is the

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
operating member responsible for the day-to-day management of the properties and receives property management and leasing fees. Both members have substantive participating rights over major decisions that impact the economics and operations of the joint venture. The Company accounts for the joint venture under the equity method as it has the ability to exercise influence but not control over the operating and financial policies of the joint venture.
Embassy Suites at Eddy Street Commons
In December 2017, we formed a joint venture with an unrelated third party to develop and own an Embassy Suites hotel next to Eddy Street Commons, our operating retail property at the University of Notre Dame. We contributed $1.4 million of cash to the joint venture in return for a 35% ownership interest in the joint venture. In 2017, the joint venture entered into a $33.8 million construction loan, which was repaid during the year ended December 31, 2024, of which the Company contributed $10.2 million, representing our 35% share of the debt repaid. The Company accounts for the joint venture under the equity method, as both members have substantive participating rights, and we do not control the activities of the joint venture.
Glendale Multifamily Joint Venture
In May 2020, the Company formed a joint venture for the planned development of a multifamily project adjacent to our Glendale Town Center operating retail property in the Indianapolis metropolitan statistical area (“MSA”). The Company contributed land valued at $1.6 million to the joint venture and retained a 12% ownership interest in the joint venture. On January 31, 2024, the joint venture sold the 267-unit property to a third party, resulting in a gain on sale of $20.2 million. The Company recognized its share of the gain on the sale of unconsolidated property of $2.3 million during the year ended December 31, 2024. In addition, the Company received a $1.6 million distribution upon the disposition of the property. The Company maintains an investment in the joint venture, which is in the process of winding up its activities and distributing its remaining net assets. The Company’s partner is the operating member responsible for the day-to-day management of the property. Both members have substantive participating rights over major decisions that impact the economics and operations of the joint venture. The Company accounts for the joint venture under the equity method as it has the ability to exercise influence but not control over the operating and financial policies of the joint venture.
Buckingham Mixed-Use Joint Venture
In September 2021, the Company formed a joint venture for the planned redevelopment of The Corner in the Indianapolis MSA into a mixed-use, multifamily, and retail project. The Company contributed land valued at $4.0 million to the joint venture and retained a 50% ownership interest in the joint venture. The Company’s partner is the operating member responsible for the day-to-day management of the property. Both members have substantive participating rights over major decisions that impact the economics and operations of the joint venture. The Company accounts for the joint venture under the equity method as it has the ability to exercise influence but not control over the operating and financial policies of the joint venture.
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
The following table summarizes our total cash, cash equivalents and restricted cash as presented in the accompanying consolidated statements of cash flows for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash and cash equivalents	$128,056	$36,413	$115,799
Restricted cash and escrow deposits	5,271	5,017	6,171
Restricted cash associated with investment property held for sale	225	—	—
Cash, cash equivalents and restricted cash	$133,552	$41,430	$121,970

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Restricted Cash and Escrow Deposits
Escrow deposits consist of cash held for real estate taxes, property maintenance, insurance and other requirements at specific properties as required by lending institutions, certain municipalities or other agreements.
Short-Term Deposits
In January 2024, the Company invested $265.0 million in short-term deposits at Goldman Sachs Bank USA (“Goldman Sachs”) and KeyBank National Association (“KeyBank”). These short-term deposits earned interest at a weighted average interest rate of 5.34% with a final maturity date of July 22, 2024. During the year ended December 31, 2024, the Company earned $6.3 million of interest income on the January 2024 deposits, which is recorded within “Other income, net” in the accompanying consolidated statements of operations and comprehensive income.
In August 2024, the Company invested $350.0 million in short-term deposits at Goldman Sachs and KeyBank. The deposit balance approximates fair value and earns interest at a weighted average interest rate of 5.05% with a final maturity date in February 2025. During the year ended December 31, 2024, the Company earned $6.6 million of interest income on the August 2024 deposits, which is recorded within “Other income, net” in the accompanying consolidated statements of operations and comprehensive income.
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
Note 3. “Acquisitions” to the accompanying consolidated financial statements includes a discussion of the fair values recorded for asset acquisitions. Level 3 inputs to these transactions include our estimations of net rental rates of retail anchor and small shop space, capitalization rates, and disposal values. Note 4. “Dispositions and Impairment Charges” to the accompanying consolidated financial statements includes a discussion of the fair values recorded when we recognized impairment charges during the years ended December 31, 2024 and 2023. Level 2 inputs to these transactions include the expected sales price from an executed sales contract and Level 3 inputs include our estimation of capitalization rates. Note 8. “Mortgage and Other Indebtedness” to the accompanying consolidated financial statements includes a discussion of the estimated fair value of fixed and variable rate debt, which are estimated using Level 2 and Level 3 inputs. As discussed in Note 9. “Derivative Instruments, Hedging Activities and Other Comprehensive Income” to the accompanying consolidated financial statements, we have determined that derivative valuations are classified within Level 2 of the fair value hierarchy.
Cash and cash equivalents, accounts receivable, escrows and deposits, and other working capital balances approximate fair value.

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Derivative Financial Instruments
The Company accounts for its derivative financial instruments at fair value calculated in accordance with ASC 820, Fair Value Measurements and Disclosures. Gains and losses resulting from changes in the fair value of the derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. We use derivative instruments such as interest rate swaps or interest rate locks to mitigate interest rate risk on the related financial instruments.
Changes in the fair value of derivatives that qualify as cash flow hedges are recorded within “Accumulated other comprehensive income” in the accompanying consolidated balance sheets and amortized over the underlying term of the hedged transaction, while any ineffective portion of a derivative’s change in fair value is recognized immediately in earnings. For derivative contracts designated as fair value hedges, the gain or loss on the derivative is included within “Mortgage and other indebtedness, net” in the accompanying consolidated balance sheets. We include the gain or loss on the hedged item in the same account as the offsetting gain or loss on the related derivative contract. As of December 31, 2024 and 2023, all of our derivative financial instruments qualify for hedge accounting.
Revenue Recognition
As a lessor of real estate assets, the Company retains substantially all of the risks and benefits of ownership and accounts for its leases as operating leases.
Contractual minimum base rent, percentage rent, and expense reimbursements from tenants for common area maintenance costs, insurance, and real estate taxes are our principal sources of revenue. Base minimum rents are recognized on a straight-line basis over the terms of the respective leases. Certain lease agreements contain provisions that provide for additional rents based upon a tenant’s sales volume (contingent overage rent). Overage rent is recognized when tenants achieve the specified sales targets as defined in their lease agreements and is included within “Rental income” in the accompanying consolidated statements of operations and comprehensive income. If we determine that collectibility is probable, we recognize income from rentals based on the methodology described above. If we determine that collectibility is not probable, we recognize income only to the extent that cash has been received from the tenant. We have accounts receivable due from tenants and are subject to the risk of tenant defaults and bankruptcies, which may affect the collection of outstanding receivables. These receivables are reduced for credit loss, which is recognized as a reduction to rental income. We regularly evaluate the collectibility of these lease-related receivables by analyzing past-due account balances and consider such factors as the credit quality of the tenant, historical write-off experience, tenant creditworthiness, and current economic trends when evaluating the collectibility of rental income. Although we estimate uncollectible receivables and provide for them through charges against income, actual experience may differ from those estimates.
We recognize the sale of real estate when control transfers to the buyer. As part of our ongoing business strategy, we will, from time to time, sell properties, land parcels and outlots, some of which are ground-leased to tenants. Net gains realized on such sales were $4.4 million, $1.7 million, and $4.5 million for the years ended December 31, 2024, 2023 and 2022, respectively, and are included within “Other property-related revenue” in the accompanying consolidated statements of operations and comprehensive income.
Tenant and Other Receivables and Allowance for Uncollectible Accounts
Tenant receivables consist primarily of billed minimum rent, accrued and billed tenant reimbursements, and accrued straight-line rent. The Company generally does not require specific collateral from its tenants other than corporate or personal guarantees. Other receivables consist primarily of amounts due from municipalities and tenants for non-rental revenue-related activities.
An allowance for uncollectible accounts, including future credit losses of the accrued straight-line rent receivables, is maintained for estimated losses resulting from the inability of certain tenants to meet contractual obligations under their lease agreements. Accounts are written off when, in the opinion of management, the balance is deemed uncollectible. The provision for revenues deemed uncollectible represented 0.6%, 0.3%, and 0.7% of total revenues in each of the years ended December 31, 2024, 2023 and 2022, respectively.

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
For the year ended December 31, 2024, the percentage of the Company’s revenue recognized from tenants leasing space in the states where the majority of our portfolio is concentrated, which includes Texas, Florida, Virginia, Indiana, and New York, was as follows:

Texas	26.8%
Florida	11.0%
Virginia	7.3%
Indiana	6.4%
New York	6.1%
Income Taxes and REIT Compliance
Parent Company
The Parent Company has been organized and operated, and intends to continue to operate, in a manner that will enable it to maintain its qualification as a REIT for U.S. federal income tax purposes. As a result, it generally will not be subject to U.S. federal income tax on the earnings that it distributes to the extent it distributes its “REIT taxable income” (determined before the deduction for dividends paid and excluding net capital gains) to shareholders of the Parent Company and meets certain other requirements on a recurring basis. To the extent that it satisfies this distribution requirement but distributes less than 100% of its taxable income, it will be subject to U.S. federal income tax on its undistributed REIT taxable income at regular corporate income tax rates. REITs are subject to a number of organizational and operational requirements. If the Parent Company fails to qualify as a REIT in any taxable year, it will be subject to U.S. federal income tax on its taxable income at regular corporate income tax rates for a period of four years following the year in which qualification is lost. Additionally, we may also be subject to certain taxes enacted by the Inflation Reduction Act of 2022 that are applicable to non-REIT corporations, including the non-deductible 1% excise tax on certain stock repurchases. We may also be subject to certain U.S. federal, state, and local taxes on our income and property and to U.S. federal income and excise taxes on our undistributed taxable income even if the Parent Company does qualify as a REIT. The Operating Partnership intends to continue to make distributions to the Parent Company in amounts sufficient to assist the Parent Company in adhering to REIT requirements and maintaining its REIT status.
We have elected to treat Kite Realty Holdings, LLC and IWR Protective Corporation as TRSs of the Operating Partnership, and we may elect to treat other subsidiaries as TRSs in the future. This election enables us to receive income and provide services that would otherwise be impermissible for a REIT. Deferred tax assets and liabilities are established for temporary differences between the financial reporting bases and the tax bases of assets and liabilities at the tax rates expected to be in effect when the temporary differences reverse. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.
Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest related to unrecognized tax benefits within “Interest expense” and penalties within “General, administrative and other” expenses in the accompanying consolidated statements of operations and comprehensive income.

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Our tax return for the year ended December 31, 2024 has not been filed as of the filing date of this Annual Report on Form 10-K of the Parent Company and the Operating Partnership. The taxable information presented for our dividends paid in 2024 is based upon management’s estimate. Consequently, the taxable nature of dividends is subject to change. The following table summarizes the tax characterization of the dividends paid by the Parent Company for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Ordinary income	96.4%	90.6%	86.1%
Return of capital	0.0%	0.0%	0.0%
Capital gains	3.6%	9.4%	13.9%
	100.0%	100.0%	100.0%
Operating Partnership
The allocated share of income and loss, other than the operations of our TRSs, is included in the income tax returns of the Operating Partnership’s partners. Accordingly, the only U.S. federal income taxes included in the accompanying consolidated financial statements are in connection with the TRSs.
Noncontrolling Interests
We report the non-redeemable noncontrolling interests in subsidiaries as equity, and the amount of consolidated net income attributable to these noncontrolling interests is set forth separately in the accompanying consolidated financial statements. The following table summarizes the non-redeemable noncontrolling interests in consolidated properties for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Noncontrolling interests balance as of January 1,	$2,430	$5,370	$5,146
Net income allocable to noncontrolling interests, excluding redeemable noncontrolling interests	280	256	224
Distributions to noncontrolling interests(1)	(817)	(3,196)	—
Noncontrolling interests balance as of December 31,	$1,893	$2,430	$5,370
(1)During the year ended December 31, 2023, we received a $3.2 million distribution from excess proceeds related to a third-party financing.
Noncontrolling Interests – Joint Venture
Prior to the merger with RPAI in October 2021, RPAI entered into a joint venture related to the development, ownership and operation of the multifamily rental portion of the expansion project at One Loudoun Downtown – Pads G & H. The Company owns 90% of the joint venture.
Under terms defined in the joint venture agreement, after construction completion and stabilization of the development project (as defined in the joint venture agreement), the Company has the ability to call, and the joint venture partner has the ability to put to the Company, subject to certain conditions, the joint venture partner’s interest in the joint venture at fair value. As of December 31, 2024, the conditions for exercising the put and call options have been met but neither the Company nor the joint venture partner has exercised their respective options.
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

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Redeemable Noncontrolling Interests – Limited Partners
Limited Partner Units are redeemable noncontrolling interests in the Operating Partnership. We classify redeemable noncontrolling interests in the Operating Partnership in the accompanying consolidated balance sheets outside of permanent equity because we may be required to pay cash to holders of Limited Partner Units upon redemption of their interests in the Operating Partnership or deliver registered shares upon their conversion. The carrying amount of the redeemable noncontrolling interests in the Operating Partnership is reflected at the greater of historical book value or redemption value with a corresponding adjustment to additional paid-in capital. As of December 31, 2024 and 2023, the redemption value of the redeemable noncontrolling interests in the Operating Partnership exceeded the historical book value, and the balances were accordingly adjusted to redemption value.
We allocate net operating results of the Operating Partnership after noncontrolling interests in the consolidated properties based on the partners’ respective weighted average ownership interest. We adjust the redeemable noncontrolling interests in the Operating Partnership at the end of each reporting period to reflect their interests in the Operating Partnership or redemption value. This adjustment is reflected in our shareholders’ and Parent Company’s equity. For the years ended December 31, 2024, 2023 and 2022, the weighted average interests of the Parent Company and the limited partners in the Operating Partnership were as follows:

	Year Ended December 31,
	2024	2023	2022
Parent Company’s weighted average interest in the Operating Partnership	98.3%	98.6%	98.7%
Limited partners’ weighted average interests in the Operating Partnership	1.7%	1.4%	1.3%
As of December 31, 2024, the Parent Company’s interest and the limited partners’ redeemable noncontrolling ownership interests in the Operating Partnership were 98.1% and 1.9%, respectively. As of December 31, 2023, the Parent Company’s interest and the limited partners’ redeemable noncontrolling ownership interests in the Operating Partnership were 98.4% and 1.6%, respectively.
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
There were 4,192,597 and 3,512,868 Limited Partner Units outstanding as of December 31, 2024 and 2023, respectively. The increase in Limited Partner Units outstanding from December 31, 2023 is due to non-cash compensation awards granted to our executive officers in the form of Limited Partner Units and the exercise of previously granted Appreciation Only Long-Term Incentive Plan Units (“AO LTIP Units”) in exchange for Limited Partner Units.
Redeemable Noncontrolling Interests – Subsidiaries
Prior to the merger with Inland Diversified Real Estate Trust, Inc. (“Inland Diversified”) in 2014, Inland Diversified formed joint ventures with the previous owners of certain properties and issued Class B units in three joint ventures that indirectly own those properties. As of December 31, 2021, the Class B units related to one of these joint ventures that owned Crossing at Killingly Commons, our multi-tenant retail property in Dayville, Connecticut, were outstanding and accounted for as noncontrolling interests in the remaining venture. In October 2022, the remaining Class B units became redeemable at the partner’s election and the fulfillment of certain redemption criteria for cash or Limited Partner Units in the Operating Partnership. In October 2022, we received notice from our joint venture partner of its exercise of their right to redeem the remaining Class B units for cash in the amount of $9.7 million, which redemption was funded using available cash on October 3, 2022. Prior to the redemption, the Class B units did not have a maturity date and were not mandatorily redeemable unless either party had elected for the units to be redeemed. Prior to the redemption, we consolidated this joint venture because we controlled the decision-making, and our joint venture partner had limited protective rights.

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The redeemable noncontrolling interests in the Operating Partnership and subsidiaries for the years ended December 31, 2024, 2023 and 2022 were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Redeemable noncontrolling interests balance as of January 1,	$73,287	$53,967	$55,173
Net income allocable to redeemable noncontrolling interests	65	629	258
Distributions declared to redeemable noncontrolling interests	(3,970)	(3,159)	(2,622)
Payment for redemption of redeemable noncontrolling interests	—	—	(10,070)
Other, net including adjustments to redemption value	28,692	21,850	11,228
Total limited partners’ interests in the Operating Partnership and other redeemable noncontrolling interests balance as of December 31,	$98,074	$73,287	$53,967

Limited partners’ interests in the Operating Partnership	$98,074	$73,287	$53,967
Other redeemable noncontrolling interests in certain subsidiaries	—	—	—
Total limited partners’ interests in the Operating Partnership and other redeemable noncontrolling interests balance as of December 31,	$98,074	$73,287	$53,967
Effects of Accounting Pronouncements
Adoption of New Accounting Pronouncements
Effective January 1, 2024, the Company adopted Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, on a retrospective basis. This new guidance provides new disclosure requirements on significant segment expenses that are regularly provided to the chief operating decision maker and other significant segment items. Public entities with a single reportable segment, such as the Company, must apply all of the new disclosure requirements as well as all existing segment disclosure and reconciliation requirements in Topic 280 on an annual and interim basis. The adoption of this pronouncement did not have any effect on the Company’s consolidated financial statements. See Note 11. “Segment Reporting” to the accompanying consolidated financial statements for the Company’s reportable segment disclosures.
Recently Issued Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This new guidance requires public entities to disclose, in a tabular format, the amounts of certain natural expenses included within relevant expense captions presented on the face of the income statement, as well as provide additional disclosures about selling expenses. The new disclosure requirements are effective for annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
SEC Final Rule
In March 2024, the SEC issued a final rule, The Enhancement and Standardization of Climate-Related Disclosures for Investors. This final rule requires companies to annually disclose climate-related information in registration statements and annual reports, including material climate-related risks and impacts on the Company, information about board oversight, risk management activities, and any material climate-related targets or goals. In addition, the final rule requires disclosure of material Scope 1 and/or Scope 2 greenhouse gas emissions, which will be subject to independent third-party assurance, and the financial statement effects of severe weather events and other natural conditions. In April 2024, the SEC announced a stay of these climate disclosure rules pending judicial review. The Company is continuing to evaluate the impact of this final rule until it becomes effective.

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 3. ACQUISITIONS
Asset Acquisitions
The Company closed on the following asset acquisitions during the years ended December 31, 2024, 2023 and 2022 (dollars in thousands):

Date	Property Name	MSA	Property Type	Square Footage	Acquisition Price
2024
August 30, 2024	Parkside West Cobb	Atlanta	Multi-tenant retail	141,627	$40,125

2023
September 22, 2023	Prestonwood Place	Dallas/Ft. Worth	Multi-tenant retail	155,975	$81,000

2022
February 16, 2022	Pebble Marketplace	Las Vegas	Multi-tenant retail	85,796	$44,100
April 13, 2022	MacArthur Crossing	Dallas/Ft. Worth	Two-tenant building	56,077	21,920
July 15, 2022	Palms Plaza	Miami	Multi-tenant retail	68,976	35,750
				210,849	$101,770
The above acquisitions were funded using a combination of available cash on hand, proceeds from dispositions and borrowings on the Company’s unsecured revolving line of credit. The fair values of the real estate and other assets acquired were primarily determined using the income approach, which required us to make assumptions about market leasing rates, tenant-related costs, discount rates, and disposal rates. The estimates of fair value primarily relied upon Level 2 and Level 3 inputs, as previously defined.
The following table summarizes the fair value of assets acquired and liabilities assumed for the asset acquisitions completed during the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Investment properties, net	$38,080	$75,506	$99,096
Tenant and other receivables, net	18	—	—
Lease-related intangible assets, net(1)	4,607	6,971	5,223
Other assets	—	—	11
Total acquired assets	42,705	82,477	104,330

Accounts payable and accrued expenses	664	2,823	1,140
Deferred revenue and other liabilities	2,496	1,556	2,855
Total assumed liabilities	3,160	4,379	3,995

Fair value of net assets acquired	$39,545	$78,098	$100,335
(1)The weighted average remaining life of leases at the acquired properties is approximately 6.1 years, 6.2 years, and 6.7 years for asset acquisitions completed during the years ended December 31, 2024, 2023 and 2022, respectively.

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The range of the most significant Level 3 assumptions used in determining the value of the real estate and related assets acquired through asset acquisitions are as follows:

	2024	2023	2022
Net rental rate per square foot – Retail Anchors	$18.75 to $19.00	N/A	$20.50 to $40.00
Net rental rate per square foot – Small Shops	$20.00 to $45.00	$30.00 to $65.00	$24.00 to $65.00
Discount rate	8.50%	8.50%	5.75% to 7.25%
The results of operations for each of the properties acquired through asset acquisitions during the years ended December 31, 2024, 2023 and 2022 have been included in operations since their respective dates of acquisition.
Subsequent to December 31, 2024, the Company acquired Village Commons, a 170,976-square-foot, grocery-anchored, multi-tenant retail property in the Miami MSA, for a gross purchase price of $68.4 million.
NOTE 4. DISPOSITIONS AND IMPAIRMENT CHARGES
The Company closed on the following dispositions during the years ended December 31, 2024, 2023 and 2022 (dollars in thousands):

Date	Property Name	MSA	Property Type	Square Footage	Sales Price	Gain (Loss)
2024
May 31, 2024	Ashland & Roosevelt	Chicago	Multi-tenant retail	104,176	$30,600	$(1,234)

2023
May 8, 2023	Kingwood Commons	Houston	Multi-tenant retail	158,172	$27,350	$4,736
June 8, 2023	Pan Am Plaza & Garage	Indianapolis	Land & garage	—	52,025	23,638
September 11, 2023	Reisterstown Road Plaza	Baltimore	Multi-tenant retail & office	376,683	48,250	(5,773)
October 24, 2023	Eastside	Dallas/Ft. Worth	Multi-tenant retail & office	43,640	14,425	—
				578,495	$142,050	$22,601

2022
January 26, 2022	Hamilton Crossing Centre	Indianapolis	Redevelopment(1)	—	$6,900	$3,168
June 16, 2022	Plaza Del Lago	Chicago	Multi-tenant retail(2)	100,016	58,650	23,958
October 27, 2022	Lincoln Plaza – Lowe’s	Worcester, MA	Ground lease interest(3)	—	10,000	(57)
				100,016	$75,550	$27,069
(1)The Company sold a portion of the redevelopment at Hamilton Crossing Centre. The total number of properties in our portfolio was not affected by this transaction.
(2)Plaza Del Lago also contained 8,800 square feet of residential space comprised of 18 multifamily rental units.
(3)The Company sold the ground lease interest in one tenant at Lincoln Plaza, an existing multi-tenant operating retail property. The total number of properties in our portfolio was not affected by this transaction.
During the year ended December 31, 2024, the Company also received net proceeds of $6.4 million and recognized a gain of $2.5 million in connection with the sale of the first phase of a land parcel and the rights to develop 24 residential units at One Loudoun Expansion. In addition, during the year ended December 31, 2024, the Company received proceeds of $0.6 million and recognized a gain of $0.6 million as a result of the receipt of an escrow related to the disposition of Reisterstown Road Plaza that previously closed on September 11, 2023.
Since June 30, 2024, we have classified City Center, a 362,278 square foot multi-tenant retail property in the New York MSA, as held for sale as the Company has committed to a plan to sell this asset and expects that the sale will be completed within one year. This property qualified for held-for-sale accounting treatment upon meeting all applicable GAAP criteria as of

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2024, at which time depreciation and amortization were ceased. In addition, the assets and liabilities associated with this property remain separately classified as held for sale in the accompanying consolidated balance sheet as of December 31, 2024. No properties qualified for held-for-sale accounting treatment as of December 31, 2023.
As of June 30, 2024, in connection with the preparation and review of the second quarter 2024 financial statements and in conjunction with classifying City Center as held for sale, we evaluated City Center for impairment and recorded a $66.2 million impairment charge due to changes in the facts and circumstances underlying the Company’s expected future hold period of the property. A shortening of the expected future hold period is considered an impairment indicator; therefore, we assessed the recoverability of City Center by comparing the carrying value of long-lived assets of $135.1 million as of June 30, 2024 to its estimated fair value of $69.6 million, which was determined using the income approach, less estimated selling costs of $0.7 million. The income approach involves discounting the estimated income stream and reversion (presumed sale) value of a property over an estimated hold period to a present value at a risk-adjusted rate. We used capitalization rates as a significant assumption in the valuation model, which are considered to be Level 3 inputs within the fair value hierarchy. We applied capitalization rates ranging from 6.0% to 15.0% to property income streams based upon the risk profile of the respective tenants and market rent of the leasable space. Based on this analysis, we recorded a $66.2 million non-cash impairment charge on City Center during the three months ended June 30, 2024. Subsequent to December 31, 2024, the Company received bona fide purchase offers on City Center with a range of expected sales prices that are in line with the Company’s estimated fair value of $69.6 million determined as of June 30, 2024. Therefore, the estimated fair value of City Center determined as of June 30, 2024 continues to be a reasonable estimate of value.
The following table presents the assets and liabilities associated with City Center, the investment property that remains classified as held for sale as of December 31, 2024 (in thousands):

December 31, 2024
Assets
Net investment properties	$68,991

Tenant and other receivables	1,760
Restricted cash and escrow deposits	225
Deferred costs, net	2,634
Prepaid and other assets	181
Assets associated with investment property held for sale	$73,791

Liabilities
Accounts payable and accrued expenses	$544
Deferred revenue and other liabilities	3,465
Liabilities associated with investment property held for sale	$4,009
During the year ended December 31, 2023, in connection with the preparation and review of the third quarter 2023 financial statements, the Company recorded a $0.5 million impairment charge in connection with the sale of Eastside, a 43,640 square foot, multi-tenant retail property in the Dallas/Ft. Worth MSA, as a result of a change in the expected hold period. The Company recorded the asset at the lower of cost or fair value less estimated costs to sell, which was approximately $14.1 million. The estimated fair value of Eastside was based upon the expected sales price from an executed sales contract and determined to be a Level 3 input within the fair value hierarchy. Eastside was sold on October 24, 2023 for a gross sales price of $14.4 million.
There were no discontinued operations for the years ended December 31, 2024, 2023 and 2022 as none of the dispositions or planned dispositions represented a strategic shift that has had, or will have, a material effect on our operations or financial results.

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 5. SHARE-BASED COMPENSATION
Overview
The Company’s 2013 Equity Incentive Plan was amended and restated as of May 11, 2022 (the “Equity Plan”) to, among other things, provide for the issuance of up to an additional 3,000,000 common share equivalents of the Company. The Equity Plan authorizes the issuance of share options, share appreciation rights, restricted shares and units, long-term incentive plan units (“LTIP Units”), “appreciation only” LTIP Units (“AO LTIP Units”), performance awards, and other share-based awards to employees and trustees. As of December 31, 2024, there were 4,645,972 common share equivalents available for grant under the Equity Plan. The Company accounts for its share-based compensation in accordance with the fair value recognition provisions provided in ASC 718, Stock Compensation.
During the years ended December 31, 2024, 2023 and 2022, the Company recognized $10.2 million, $10.1 million, and $10.3 million of share-based compensation expense, net of amounts capitalized, respectively, which is included within “General, administrative and other” expenses in the accompanying consolidated statements of operations and comprehensive income. During the years ended December 31, 2024, 2023 and 2022, the Company capitalized $1.6 million, $1.4 million, and $1.3 million of share-based compensation for development activities, respectively. The Company recognizes forfeitures as they occur.
Share Options
Pursuant to the Equity Plan, the Company may periodically grant options to purchase common shares at an exercise price equal to the grant date fair value of the Company’s common shares. Options granted typically vest over a five-year period and expire 10 years from the grant date. The Company issues new common shares upon the exercise of options.
There was no option activity during the years ended December 31, 2024 and 2023 as all outstanding options were exercised during 2022. In addition, no options were granted during the years ended December 31, 2024, 2023 or 2022.
The aggregate intrinsic value of the 1,250 options exercised during the year ended December 31, 2022 was $3,300.
Restricted Shares
The Equity Plan authorizes the grant of restricted common shares, which are considered outstanding shares from the date of grant and typically vest over a period ranging from three to five years. The Company pays dividends on restricted shares, and such dividends are included within “Accumulated deficit” in the accompanying consolidated balance sheets.
The following table summarizes the activity for the restricted shares that were granted to the Company’s employees and Board of Trustees for the year ended December 31, 2024:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value per Share
Restricted shares outstanding as of January 1, 2024	337,077	$21.28
Shares granted	256,134	21.20
Shares forfeited	(32,117)	21.11
Shares vested	(175,858)	20.99
Restricted shares outstanding as of December 31, 2024	385,236	$21.37

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table summarizes the restricted share grants and vestings during the years ended December 31, 2024, 2023 and 2022 (dollars in thousands, except share and per share data):

	Number of Restricted Shares Granted	Weighted Average Grant Date Fair Value per Share	Fair Value of Restricted Shares Vested
2024	256,134	$21.20	$3,736
2023	229,551	$21.45	$3,936
2022	206,855	$21.15	$4,459
As of December 31, 2024, there was $4.9 million of total unrecognized compensation expense related to restricted shares, which is expected to be recognized over a weighted average period of one year. We expect to incur approximately $3.1 million of this expense in 2025, $1.6 million in 2026, and the remainder in 2027.
LTIP Units
Time-based LTIP Unit awards were granted on a discretionary basis to the Company’s named executive officers during the years ended December 31, 2024, 2023 and 2022 based on a review of the prior year’s performance.
The following table summarizes the activity for the LTIP Units that were granted to the Company’s named executive officers for the year ended December 31, 2024:

	Number of LTIP Units	Weighted Average Grant Date Fair Value per Unit
LTIP Units outstanding as of January 1, 2024	402,870	$15.61
LTIP Units granted	194,136	16.99
LTIP Units vested	(186,297)	15.26
Restricted units outstanding as of December 31, 2024	410,709	$16.43
The following table summarizes the LTIP Unit grants and vestings during the years ended December 31, 2024, 2023 and 2022 (dollars in thousands, except unit and per unit data):

	Number of LTIP Units Granted	Weighted Average Grant Date Fair Value per Unit	Fair Value of LTIP Units Vested
2024	194,136	$16.99	$4,270
2023	163,515	$17.45	$3,740
2022	138,505	$17.07	$3,173
As of December 31, 2024, there was $4.4 million of total unrecognized compensation expense related to LTIP Units, which is expected to be recognized over a weighted average period of 1.0 year. We expect to incur approximately $2.9 million of this expense in 2025, $1.3 million in 2026, and the remainder in 2027.
AO LTIP Units
During the years ended December 31, 2024, 2023 and 2022, the Company’s executive officers exercised 485,593, 551,817, and 439,415 AO LTIP Units, respectively, which were previously granted in connection with the Company’s annual review of executive compensation. AO LTIP Units are designed to have economics similar to stock options and allow the recipient, subject to vesting requirements, to realize value above a threshold level set as of the grant date of the award (the “Participation Threshold”). The value of vested AO LTIP Units is realized through conversion into a number of vested LTIP Units in the Operating Partnership determined on the basis of how much the value of a common share of the Company has increased over the Participation Threshold.

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The AO LTIP Units became exercisable and convertible into vested LTIP Units of the Operating Partnership after they became vested AO LTIP Units. The awards of AO LTIP Units were subject to both time-based and stock price performance-based vesting requirements. Subject to the terms of the award agreements, the AO LTIP Units vested and became fully exercisable as of the date that both of the following requirements had been met: (i) the grantee remains in continuous service from the grant date through the third anniversary of the grant date; and (ii) at any time during the five-year period following the grant date for awards granted in 2019 and at any time during the period beginning in the second year and ending at the end of the fifth year following the grant date for awards granted in 2020 and 2021, the reported closing price per common share of the Company appreciates at least 20% for awards granted in 2019 and at least 15% for awards granted in 2020 and 2021 over the applicable Participation Threshold per AO LTIP Unit for a minimum of 20 consecutive trading days.
The AO LTIP Units were valued using a Monte Carlo simulation and the resulting compensation expense was amortized over a period of three to five years. During the years ended December 31, 2024, 2023 and 2022, the Company recognized compensation expense for the AO LTIP Units of $0.8 million, $1.7 million, and $1.9 million, respectively.
Special Long-Term Equity Award
In January 2022, the Compensation Committee of the Company’s Board of Trustees granted a total of 363,883 LTIP Units to the Company’s named executive officers as a special long-term equity award related to the October 2021 merger with RPAI, which are subject to both performance and service conditions. The LTIP Units granted were subject to an approximate three-year performance and service period, from October 23, 2021 through December 31, 2024, with the following performance components: (i) cumulative annualized net operating income for executed new leases from October 1, 2021 to December 31, 2024, which will be weighted at 60%; (ii) post-merger cash general and administrative expense synergies achieved as of the end of the performance period, which will be weighted at 20%; and (iii) same property net operating income margin improvement over the performance period, which will be weighted at 20%. Overall performance is further subject to an absolute total shareholder return modifier that can increase (or decrease) the total number of LTIP Units eligible to vest by up to 25% (not to exceed the maximum number of LTIP Units). Distributions will accrue during the performance period and be paid only on LTIP Units that vest at the conclusion of the performance period, and any accrued distributions on vested LTIP Units will be settled in cash at such time.
NOTE 6. DEFERRED COSTS AND INTANGIBLES, NET
Deferred costs consist primarily of acquired lease intangible assets, broker fees and capitalized internal commissions incurred in connection with lease originations. Deferred leasing costs, lease intangibles and similar costs are amortized on a straight-line basis over the terms of the related leases. As of December 31, 2024 and 2023, deferred costs consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Acquired lease intangible assets	$357,674	$433,771
Deferred leasing costs and other	89,762	74,662
	447,436	508,433
Less: accumulated amortization	(206,589)	(204,262)
	$240,847	$304,171
Less: deferred costs associated with investment property held for sale	(2,634)	—
Deferred costs, net	$238,213	$304,171

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The estimated net amounts of amortization of acquired lease intangible assets for properties owned as of December 31, 2024 for each of the next five years and thereafter are as follows (in thousands):

	Amortization of above-market leases	Amortization of acquired lease intangible assets	Total
2025	$6,722	$43,502	$50,224
2026	4,777	30,030	34,807
2027	3,402	20,561	23,963
2028	2,363	16,167	18,530
2029	1,124	11,128	12,252
Thereafter	1,405	26,882	28,287
Total	$19,793	$148,270	$168,063
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

	Year Ended December 31,
	2024	2023	2022
Amortization of deferred leasing costs, lease intangibles and other	$77,224	$107,542	$150,245
Amortization of above-market lease intangibles	$9,479	$12,007	$13,562
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
As of December 31, 2024 and 2023, deferred revenue, intangibles, net and other liabilities consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Unamortized in-place lease liabilities	$142,035	$159,449
Retainages payable and other	8,317	9,229
Tenant rents received in advance	32,176	35,339
Lease liabilities	67,037	68,925
	$249,565	$272,942
Less: deferred revenue associated with investment property held for sale	(3,465)	—
Deferred revenue and other liabilities	$246,100	$272,942
The amortization of below-market lease intangibles is included as a component of “Rental income” in the accompanying consolidated statements of operations and comprehensive income and totaled $19.6 million, $24.0 million, and $18.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The estimated net amounts of amortization of in-place lease liabilities and the increasing effect on minimum rent for properties owned as of December 31, 2024 for each of the next five years and thereafter are as follows (in thousands):

2025	$14,600
2026	12,110
2027	10,126
2028	9,504
2029	8,294
Thereafter	87,401
Total	$142,035
NOTE 8. MORTGAGE AND OTHER INDEBTEDNESS
The following table summarizes the Company’s indebtedness as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Mortgages payable	$148,185	$153,306
Senior unsecured notes	2,380,000	1,829,635
Unsecured term loans	700,000	820,000
Unsecured revolving line of credit	—	—
	3,228,185	2,802,941
Unamortized discounts and premiums, net	22,191	35,765
Unamortized debt issuance costs, net	(23,446)	(9,504)
Mortgage and other indebtedness, net	$3,226,930	$2,829,202
Consolidated indebtedness, including weighted average interest rates and weighted average maturities as of December 31, 2024, considering the impact of interest rate swaps, is summarized below (dollars in thousands):

	Amount Outstanding	Ratio	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate debt(1)	$3,058,585	95%	4.08%	4.3
Variable rate debt(2)	169,600	5%	7.64%	1.7
Debt discounts, premiums and issuance costs, net	(1,255)	N/A	N/A	N/A
Mortgage and other indebtedness, net	$3,226,930	100%	4.27%	4.2
(1)Fixed rate debt includes the portion of variable rate debt that has been hedged by interest rate swaps. As of December 31, 2024, $700.0 million in variable rate debt is hedged to a fixed rate for a weighted average of 0.9 years.
(2)Variable rate debt includes the portion of fixed rate debt that has been hedged by interest rate swaps. As of December 31, 2024, $155.0 million in fixed rate debt is hedged to a floating rate for a weighted average of 0.7 years.
Mortgages Payable
The following table summarizes the Company’s mortgages payable (dollars in thousands):

	December 31, 2024			December 31, 2023
	Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity	Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate mortgages payable(1)	$133,585	5.10%	7.1	$136,306	5.09%	8.1
Variable rate mortgage payable(2)	14,600	6.48%	1.6	17,000	7.59%	2.6
Total mortgages payable	$148,185			$153,306
(1)The fixed rate mortgages had interest rates ranging from 3.75% to 5.73% as of December 31, 2024 and 2023.

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(2)On October 1, 2024, the index on the variable rate mortgage was replaced with the Secured Overnight Financing Rate (“SOFR”) plus 215 basis points from the Bloomberg Short Term Bank Yield Index (“BSBY”) plus 215 basis points. The one-month SOFR rate was 4.33% as of December 31, 2024, and the one-month BSBY rate was 5.44% as of December 31, 2023.
Mortgages payable, which are secured by certain real estate and, in some cases, by guarantees from the Operating Partnership, are generally due in monthly installments of principal and interest and mature over various terms through 2033. During the year ended December 31, 2024, we made scheduled principal payments of $5.1 million related to amortizing loans.
Unsecured Notes
The following table summarizes the Company’s senior unsecured notes and exchangeable senior notes (dollars in thousands):

		December 31, 2024		December 31, 2023
	Maturity Date	Balance	Interest Rate	Balance	Interest Rate
Senior notes – 4.58% due 2024	June 30, 2024	$—	—%	$149,635	4.58%
Senior notes – 4.00% due 2025	March 15, 2025	350,000	4.00%	350,000	4.00%
Senior notes – SOFR + 3.65% due 2025(1)	September 10, 2025	80,000	7.70%	80,000	9.27%
Senior notes – 4.08% due 2026	September 30, 2026	100,000	4.08%	100,000	4.08%
Senior notes – 4.00% due 2026	October 1, 2026	300,000	4.00%	300,000	4.00%
Senior exchangeable notes – 0.75% due 2027	April 1, 2027	175,000	0.75%	175,000	0.75%
Senior notes – SOFR + 3.75% due 2027(2)	September 10, 2027	75,000	7.80%	75,000	9.37%
Senior notes – 4.24% due 2028	December 28, 2028	100,000	4.24%	100,000	4.24%
Senior notes – 4.82% due 2029	June 28, 2029	100,000	4.82%	100,000	4.82%
Senior notes – 4.75% due 2030	September 15, 2030	400,000	4.75%	400,000	4.75%
Senior notes – 4.95% due 2031	December 15, 2031	350,000	4.95%	—	—%
Senior notes – 5.50% due 2034(3)	March 1, 2034	350,000	4.60%	—	—%
Total senior unsecured notes		$2,380,000		$1,829,635
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
Private Placement Senior Unsecured Notes
In October 2021, in connection with the merger with Retail Properties of America, Inc. (“RPAI”), the Operating Partnership entered into a number of assumption agreements pursuant to which the Operating Partnership assumed all of RPAI’s obligations under RPAI’s existing note purchase agreements related to an aggregate of $450.0 million in principal of privately placed senior unsecured notes. During the year ended December 31, 2024, the Company repaid the $149.6 million principal balance of the 4.58% senior unsecured notes that matured on June 30, 2024. In addition, in August 2015, the Operating Partnership entered into a note purchase agreement in connection with the issuance of $250.0 million of senior unsecured notes at a blended interest rate of 4.41% and an average maturity of 9.8 years (collectively, the “Private Placement Notes”). During the year ended December 31, 2023, the Company repaid the $95.0 million principal balance of the 4.23% senior unsecured notes that matured on September 10, 2023.
Each series of Private Placement Notes requires semi-annual interest payments each year until maturity. The Operating Partnership may prepay at any time all, or from time to time any part of, any series of the Private Placement Notes in an amount not less than 5% of the aggregate principal amount of such series of the Private Placement Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid plus a make-whole amount (as defined in the applicable note purchase agreement). The make-whole amount is equal to the excess, if any, of the discounted value of the remaining scheduled payments with respect to the Private Placement Notes being prepaid over the amount of such Private Placement Notes.

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Each note purchase agreement contains customary financial maintenance covenants, including a maximum total leverage ratio, secured and unsecured leverage ratios, and a minimum interest coverage ratio. Each note purchase agreement also contains restrictive covenants that restrict the ability of the Operating Partnership and its subsidiaries to, among other things, enter into transactions with affiliates, merge or consolidate, transfer assets, or incur liens. Further, each note purchase agreement contains customary events of default, including in relation to non-payment, breach of covenants, defaults under certain other indebtedness, judgment defaults, and bankruptcy events. In the case of an event of default, the holders of the Private Placement Notes may, among other remedies, accelerate the payment of all obligations.
Publicly Placed Senior Unsecured Notes
In August 2024, the Operating Partnership completed a public offering of $350.0 million in aggregate principal amount of 4.95% senior unsecured notes due 2031 (the “Notes Due 2031”). The Notes Due 2031 were priced at 99.328% of the principal amount to yield 5.062% to maturity and will mature on December 15, 2031, unless earlier redeemed. The Company expects the proceeds will be used to repay the $350.0 million principal balance of the 4.00% senior unsecured notes due 2025 (the “Notes Due 2025”) and for general corporate purposes.
In January 2024, the Operating Partnership completed a public offering of $350.0 million in aggregate principal amount of 5.50% senior unsecured notes due 2034 (the “Notes Due 2034”). The Notes Due 2034 were priced at 98.670% of the principal amount to yield 5.673% to maturity and will mature on March 1, 2034, unless earlier redeemed. The proceeds were used to repay the $149.6 million principal balance of the 4.58% senior unsecured notes that matured on June 30, 2024, the $120.0 million unsecured term loan that matured on July 17, 2024 (the “$120M Term Loan”), and for general corporate purposes.
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
Exchangeable Senior Notes
In March 2021, the Operating Partnership issued $175.0 million aggregate principal amount of 0.75% exchangeable senior notes maturing in April 2027 (the “Exchangeable Notes”). The Exchangeable Notes are governed by an indenture between the Operating Partnership, the Company and U.S. Bank National Association, as trustee. The Exchangeable Notes were sold in the U.S. only to accredited investors pursuant to an exemption from the Securities Act of 1933, as amended (the “Securities Act”), and subsequently resold to qualified institutional investors pursuant to Rule 144A under the Securities Act. The net proceeds from the offering of the Exchangeable Notes were approximately $169.7 million after deducting the underwriting fees and other expenses paid by the Company. The Exchangeable Notes bear interest at a rate of 0.75% per annum, payable semi-annually in arrears, and will mature on April 1, 2027. During each of the years ended December 31, 2024, 2023 and 2022, we recognized approximately $1.3 million of interest expense related to the Exchangeable Notes.
Prior to January 1, 2027, the Exchangeable Notes will be exchangeable into cash up to the principal amount of the Exchangeable Notes exchanged and, if applicable, cash or common shares or a combination thereof only upon certain circumstances and during certain periods. On or after January 1, 2027, the Exchangeable Notes will be exchangeable into cash up to the principal amount of the Exchangeable Notes exchanged and, if applicable, cash or common shares or a combination thereof at the option of the holders at any time prior to the close of business on the second scheduled trading day preceding the maturity date. The initial exchange rate was 39.6628 common shares per $1,000 principal amount of Exchangeable Notes, which was equivalent to an initial exchange price of approximately $25.21 per common share and an exchange premium of

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
approximately 25% based upon the closing price of $20.17 per common share on March 17, 2021. The exchange rate is subject to adjustment upon the occurrence of certain events but will not be adjusted for any accrued and unpaid interest. As of December 31, 2024, the exchange rate of the Exchangeable Notes is 41.1225 common shares per $1,000 principal amount of Exchangeable Notes due to adjustments related to dividends paid.
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
Unsecured Term Loans and Revolving Line of Credit
The following table summarizes the Company’s term loans and revolving line of credit (dollars in thousands):

		December 31, 2024		December 31, 2023
	Maturity Date	Balance	Interest Rate	Balance	Interest Rate
Unsecured term loan due 2024 – fixed rate(1)	July 17, 2024	$—	—%	$120,000	2.68%
Unsecured term loan due 2026 – fixed rate(2)	July 17, 2026	150,000	2.73%	150,000	2.73%
Unsecured term loan due 2027 – fixed rate(3)	October 24, 2027	250,000	3.94%	250,000	5.09%
Unsecured term loan due 2029 – fixed rate(4)	July 29, 2029	300,000	3.72%	300,000	3.82%
Total unsecured term loans		$700,000		$820,000

Unsecured credit facility revolving line of credit – variable rate(5)	October 3, 2028	$—	5.64%	$—	6.58%
(1)As of December 31, 2023, $120,000 of SOFR-based variable rate debt had been swapped to a fixed rate of 1.58% plus a credit spread based on a ratings grid ranging from 0.80% to 1.65% through July 17, 2024. The applicable credit spread was 1.10% as of December 31, 2023.
(2)$150,000 of SOFR-based variable rate debt has been swapped to a fixed rate of 1.68% plus a credit spread based on a ratings grid ranging from 0.75% to 1.60% through July 17, 2026. The applicable credit spread was 1.05% as of December 31, 2024 and 2023.
(3)$250,000 of SOFR-based variable rate debt has been swapped to a fixed rate of 2.99% plus a credit spread based on a ratings grid through October 24, 2025. As of December 31, 2024, the credit spread ranged from 0.75% to 1.60% and the applicable credit spread was 0.95%. As of December 31, 2023, the credit spread ranged from 2.00% to 2.50% and the applicable credit spread was 2.10%. The maturity date of the term loan may be extended by one one-year period at the Operating Partnership’s election, subject to certain conditions.
(4)$300,000 of SOFR-based variable rate debt has been swapped to a fixed rate of 2.47% plus a credit spread based on a ratings grid ranging from 1.15% to 2.20% through August 1, 2025. The applicable credit spread was 1.25% as of December 31, 2024 and 1.35% as of December 31, 2023.
(5)The revolving line of credit can be extended for either one one-year period or up to two six-month periods at the Company’s election, subject to (i) customary representations and warranties, including, but not limited to, the absence of an event of default as defined in the unsecured credit agreement and (ii) payment of an extension fee equal to 0.075% of the revolving line of credit capacity.

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Unsecured Revolving Credit Facility
In October 2024, the Operating Partnership, as borrower, and the Company entered into the Third Amendment (the “Third Amendment”) to the Sixth Amended and Restated Credit Agreement, dated as of July 8, 2021 (as amended, the “Credit Agreement”) with a syndicate of financial institutions to provide for an unsecured revolving credit facility aggregating $1.1 billion (the “Revolving Facility”) and a seven-year $300.0 million unsecured term loan that matures in July 2029 (the “$300M Term Loan”). Under the Credit Agreement, the Operating Partnership has the option, subject to certain customary conditions, to increase the Revolving Facility and/or incur additional term loans up to a maximum aggregate amount not to exceed $2.0 billion. The Third Amendment extended the maturity date of the Revolving Facility to October 3, 2028, which maturity date may be extended for either one one-year period or up to two six-month periods at the Operating Partnership’s option, subject to certain conditions.
Borrowings under the Revolving Facility bear interest at a rate per annum equal to SOFR plus a margin based on the Operating Partnership’s leverage ratio or credit rating, respectively, plus a facility fee based on the Operating Partnership’s leverage ratio or credit rating, respectively. The SOFR rate is also subject to an additional 0.10% spread adjustment. The Revolving Facility is currently priced on the leverage-based pricing grid. In accordance with the Credit Agreement, the credit spread set forth in the leverage grid resets quarterly based on the Company’s leverage, as calculated at the previous quarter end. The Company may irrevocably elect to convert to the ratings-based pricing grid at any time. As of December 31, 2024, making such an election would have resulted in a lower interest rate; however, the Company has not made the election to convert to the ratings-based pricing grid. As specified in the Third Amendment, in the event that the Company so elects to convert to the ratings-based pricing grid, the Company has the ability to obtain more favorable pricing in certain circumstances when its total leverage ratio is (x) less than or equal to 35.0% or (y) greater than 35.0% but less than or equal to 37.5% with respect to not more than one fiscal quarter following a period in which the condition described in clause (x) was satisfied (the “Leverage Toggle”). The Third Amendment also includes an adjustment to the sustainability-linked pricing provisions that allows the otherwise applicable interest rate margin to be reduced by up to two basis points (previously one basis point) if certain greenhouse gas emission reduction targets are achieved. The greenhouse gas emission reduction targets have not been achieved as of December 31, 2024.
The following table summarizes the key terms of the Revolving Facility as of December 31, 2024 (dollars in thousands):

				Leverage-Based Pricing		Investment-Grade Pricing
Credit Agreement	Maturity Date	Extension Options	Extension Fee	Credit Spread	Facility Fee	Credit Spread	Facility Fee	SOFR Adjustment
$1,100,000 unsecured revolving line of credit	10/3/2028	1 one-year or 2 six-month	0.075%	1.05%–1.50%	0.15%–0.30%	0.725%–1.40%	0.125%–0.30%	0.10%
The Operating Partnership’s ability to borrow under the Credit Agreement is subject to ongoing compliance by the Operating Partnership and its subsidiaries with various restrictive covenants, including with respect to liens, transactions with affiliates, dividends, mergers and asset sales. In addition, the Credit Agreement requires that the Operating Partnership satisfy certain financial covenants, including (i) a maximum leverage ratio; (ii) a minimum fixed charge coverage ratio; (iii) a maximum secured indebtedness ratio; (iv) a maximum unsecured leverage ratio; and (v) a minimum unencumbered interest coverage ratio. As of December 31, 2024, we were in compliance with all such covenants.
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
Unsecured Term Loans
In July 2022, in conjunction with the second amendment to the Credit Agreement, the Operating Partnership obtained a $300M Term Loan that is priced on a ratings-based pricing grid at a rate of SOFR plus a credit spread ranging from 1.15% to 2.20%. The SOFR rate is also subject to an additional 0.10% spread adjustment. Proceeds from the $300M Term Loan were used to repay outstanding indebtedness and for general corporate purposes. The Operating Partnership is permitted to prepay the $300M Term Loan in whole or in part, at any time, without premium or penalty. The Third Amendment to the Credit

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Agreement also applied the Leverage Toggle and adjustment to the sustainability-linked pricing provisions to the $300M Term Loan.
In October 2021, in connection with the merger with RPAI, the Operating Partnership (as successor by merger to RPAI) assumed RPAI’s $120M Term Loan and $150.0 million unsecured term loan that matures in July 2026 (the “$150M Term Loan”), which were originally priced on a leverage-based pricing grid with the credit spread set forth in the leverage grid resetting quarterly based upon the Company’s leverage, as calculated at the previous quarter end. The Operating Partnership had the option to irrevocably elect to convert to a ratings-based pricing grid at any time. In August 2022, the Operating Partnership made the election to convert to the ratings-based pricing grid. During the year ended December 31, 2024, the Operating Partnership repaid the $120M Term Loan that matured on July 17, 2024. On October 31, 2024, the Operating Partnership entered into a fifth amendment to the loan agreement related to the $150M Term Loan that implemented certain changes to the representations and warranties, covenants, and events of default consistent with the Third Amendment. The loan agreement related to the $150M Term Loan includes a sustainability metric based on targeted greenhouse gas emission reductions, which results in a reduction of the otherwise applicable interest rate margin by one basis point upon achievement of targets set forth therein. The greenhouse gas emission reduction targets have not been achieved as of December 31, 2024.
Under the loan agreement related to the $150M Term Loan, the Operating Partnership has the option to increase the term loan to $250.0 million upon the Operating Partnership’s request, subject to certain conditions including obtaining commitments from any one or more lenders, whether or not currently party to the term loan agreement, to provide such increased amounts. The Operating Partnership is permitted to prepay the $150M Term Loan in whole or in part, at any time, without being subject to a prepayment fee.
In October 2018, the Operating Partnership entered into a term loan agreement with a group of financial institutions providing for an unsecured term loan facility of up to $250.0 million (the “$250M Term Loan”). In October 2024, the Operating Partnership entered into the Second Amendment (the “Second Amendment”) to the term loan agreement that extended the maturity date of the $250M Term Loan to October 24, 2027 with the option to extend such maturity date by one one-year period at the Company’s election, subject to the payment of an extension fee and certain other customary conditions. In conjunction with the Second Amendment, the $250M Term Loan is priced on a ratings-based pricing grid with the interest rate equal to (x) a margin ranging from 0.75% to 1.60% or (y) a base rate plus a margin ranging from 0.00% to 0.60% and includes the same Leverage Toggle for determining pricing and sustainability-linked pricing provisions as described above for the Third Amendment to the Credit Agreement. In conjunction with the Second Amendment to the term loan agreement, the Company recorded a $0.2 million loss on extinguishment of debt related to the write-off of unamortized debt issuance costs. The Operating Partnership has the option to increase the $250M Term Loan to $300.0 million, subject to certain conditions, including obtaining commitments from any one or more lenders, whether or not currently party to the term loan agreement, to provide such increased amounts. The Operating Partnership is permitted to prepay the $250M Term Loan in whole or in part without premium or penalty.
The unsecured term loan agreements contain representations, financial and other affirmative and negative covenants, and events of default that are substantially similar to those contained in the Credit Agreement. The unsecured term loan agreements all rank pari passu with the Operating Partnership’s Revolving Facility and other unsecured indebtedness of the Operating Partnership.
The following table summarizes the key terms of the unsecured term loans as of December 31, 2024 (dollars in thousands):

Unsecured Term Loans	Maturity Date	Leverage-Based Pricing Credit Spread	Investment-Grade Pricing Credit Spread	SOFR Adjustment
$150,000 unsecured term loan due 2026	7/17/2026	1.20% – 1.70%	0.75% – 1.60%	0.10%
$250,000 unsecured term loan due 2027	10/24/2027(1)	N/A	0.75% – 1.60%	0.10%
$300,000 unsecured term loan due 2029	7/29/2029	N/A	1.15% – 2.20%	0.10%
(1)The maturity date may be extended by one one-year period at the Operating Partnership’s option, subject to certain conditions.

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Debt Issuance Costs
Debt issuance costs are amortized over the terms of the respective loans. The following amounts of amortization of debt issuance costs are included as a component of “Interest expense” in the accompanying consolidated statements of operations and comprehensive income (in thousands):

	Year Ended December 31,
	2024	2023	2022
Amortization of debt issuance costs	$4,650	$3,609	$3,163
Debt Discounts and Premiums
Debt discounts and premiums, including the related value of interest rate swaps that were assumed in the October 2021 merger with RPAI, are amortized over the terms of the respective loan agreements. The following amounts of amortization are included as a component of “Interest expense” in the accompanying consolidated statements of operations and comprehensive income (in thousands):

	Year Ended December 31,
	2024	2023	2022
Amortization of debt discounts, premiums and hedge instruments	$13,592	$19,503	$20,140
In addition, the estimated amounts of the reduction to interest expense as of December 31, 2024 for each of the next five years and thereafter related to the amortization of debt discounts, premiums and assumed hedge instruments, assuming these instruments are held to maturity, are as follows (in thousands):

2025	$7,486
2026	5,832
2027	4,914
2028	4,904
2029	3,978
Thereafter	484
Total unamortized debt discounts, premiums and hedge instruments	$27,598
The following table reconciles total unamortized debt discounts, premiums and hedge instruments as of December 31, 2024 to the balance of unamortized discounts and premiums, net (in thousands):

Unamortized discounts and premiums on mortgages payable, senior unsecured notes and unsecured term loans	$26,128
Unamortized hedge instruments	1,470
Total unamortized debt discounts, premiums and hedge instruments	27,598
Unamortized hedge instruments (included in accumulated other comprehensive income)	(1,470)
Fair value of variable interest rate swaps	(3,937)
Unamortized discounts and premiums, net	$22,191

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Debt Maturities
The following table summarizes the scheduled maturities and principal amortization of the Company’s indebtedness as of December 31, 2024 (in thousands):

	Secured Debt
	Scheduled Principal Payments	Term Maturities	Unsecured Debt	Total
2025	$5,248	$—	$430,000	$435,248
2026	4,581	10,600	550,000	565,181
2027	3,120	—	500,000	503,120
2028	3,757	—	100,000	103,757
2029	4,324	—	400,000	404,324
Thereafter	23,767	92,788	1,100,000	1,216,555
	$44,797	$103,388	$3,080,000	$3,228,185
Debt discounts, premiums and issuance costs, net				(1,255)
Mortgage and other indebtedness, net				$3,226,930
Other Debt Activity
During the years ended December 31, 2024, 2023 and 2022, we capitalized interest totaling $3.9 million, $3.7 million, and $2.4 million, respectively.
Fair Value of Fixed and Variable Rate Debt
As of December 31, 2024, the estimated fair value of fixed rate debt was $2.5 billion compared to the book value of $2.5 billion. The fair value was estimated using Level 2 and Level 3 inputs with cash flows discounted at current borrowing rates for similar instruments, which ranged from 5.92% to 7.06%. As of December 31, 2024, the estimated fair value of variable rate debt was $714.6 million compared to the book value of $715.9 million. The fair value was estimated using Level 2 and Level 3 inputs with cash flows discounted at a current borrowing rate for similar instruments of 5.48%.
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

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table summarizes the terms and fair values of the Company’s derivative financial instruments that were designated and qualified as part of a hedging relationship as of December 31, 2024 and 2023 (dollars in thousands):

							Fair Value Assets (Liabilities)(1)
Type of Hedge	Number of Instruments	Aggregate Notional	Reference Rate	Interest Rate	Effective Date	Maturity Date	December 31, 2024	December 31, 2023
Cash Flow	Four	$250,000	SOFR	2.99%	12/1/2022	10/24/2025	$2,307	$4,952
Cash Flow	Two	100,000	SOFR	2.66%	8/1/2022	8/1/2025	884	2,415
Cash Flow	Two	200,000	SOFR	2.37%	11/22/2023	8/1/2025	2,101	5,716
Cash Flow	Three	—	SOFR	1.58%	8/15/2022	7/17/2024	—	2,236
Cash Flow	Three	150,000	SOFR	1.68%	8/15/2022	7/17/2026	5,316	7,744
		$700,000					$10,608	$23,063

Fair Value(2)	Two	$155,000	SOFR	SOFR + 3.70%	4/23/2021	9/10/2025	$(3,937)	$(9,408)

Forward-Starting Cash Flow(3)	Three	$150,000	SOFR	3.44%	6/28/2024	6/28/2034	$—	$(700)
(1)Derivatives in an asset position are included within “Prepaid and other assets” and derivatives in a liability position are included within “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.
(2)The derivative agreements swap a blended fixed rate of 4.52% for a blended floating rate of three-month SOFR plus 3.70%.
(3)The forward-starting interest rate swaps were terminated in conjunction with the issuance of the Notes Due 2034 in January 2024.
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
These interest rate derivative agreements are the only assets or liabilities that we record at fair value on a recurring basis. The valuation of these assets and liabilities is determined using widely accepted techniques, including discounted cash flow analysis. These techniques consider the contractual terms of the derivatives (including the period to maturity) and use observable market-based inputs such as interest rate curves and implied volatilities. We also incorporate credit valuation adjustments into the fair value measurements to reflect nonperformance risk on both our part and that of the respective counterparties.
We have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, although the credit valuation adjustments associated with our derivatives use Level 3 inputs such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. As of December 31, 2024 and 2023, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations are classified within Level 2 of the fair value hierarchy.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings. Approximately $17.4 million was reclassified as a reduction to interest expense during both of the years ended December 31, 2024 and 2023. Approximately $7.3 million was reclassified as an increase to interest expense during the year ended December 31, 2022. As interest payments on our derivatives are made over the next 12 months, we estimate the decrease to interest expense to be approximately $13.0 million, assuming the current SOFR curve.
Unrealized gains and losses on our interest rate derivative agreements are the only components of the change in accumulated other comprehensive income.
NOTE 10. LEASE INFORMATION
Rental Income
The Company receives rental income from the leasing of retail and office space. The lease agreements generally provide for certain increases in base rent, reimbursement for certain operating expenses, and may require tenants to pay contingent rent to the extent their sales exceed a defined threshold. Certain tenants have the option in their lease agreement to extend their lease upon the expiration of the contractual term. Variable lease payments are based upon tenant sales information and are recognized once a tenant’s sales volume exceeds a defined threshold. Variable lease payments for the reimbursement of operating expenses are based upon the operating expense activity for the period.
Rental income related to the Company’s operating leases is comprised of the following for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Fixed contractual lease payments – operating leases	$653,537	$637,915	$615,773
Variable lease payments – operating leases	156,200	151,853	151,304
Bad debt reserve	(5,356)	(3,459)	(6,027)
Straight-line rent adjustments	12,742	13,186	17,031
Straight-line rent reserve for uncollectibility	(653)	(1,374)	(553)
Amortization of in-place lease liabilities, net	10,078	12,025	4,821
Rental income	$826,548	$810,146	$782,349
The weighted-average remaining term of the lease agreements is approximately 5.1 years. During the years ended December 31, 2024, 2023 and 2022, the Company earned overage rent totaling $7.1 million, $7.5 million, and $5.9 million, respectively.
As of December 31, 2024, future minimum rentals to be received under non-cancelable operating leases, excluding variable lease payments and amounts deferred under lease concession agreements, for each of the next five years and thereafter are as follows (in thousands):

Lease Payments
2025	$643,851
2026	597,134
2027	524,291
2028	435,178
2029	332,941
Thereafter	999,811
Total	$3,533,206

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Commitments under Ground Leases
As of December 31, 2024, we are obligated under 12 ground leases for approximately 98 acres of land. Most of these ground leases require fixed annual rent payments. The expiration dates of the remaining initial terms of these ground leases range from 2025 to 2092 with a weighted average remaining term of 33.5 years. Certain of these leases have five- to 10-year extension options ranging in total from 20 to 25 years.
Right-of-use assets are included within “Prepaid and other assets” and lease liabilities are included within “Deferred revenue and other liabilities” in the accompanying consolidated balance sheets.
During the years ended December 31, 2024, 2023 and 2022, the Company incurred ground lease expense on these operating leases of $6.3 million, $6.2 million, and $6.2 million, respectively. The Company made payments of $5.2 million, $5.2 million, and $5.1 million during the years ended December 31, 2024, 2023 and 2022, respectively, which are included within operating cash flows.
As of December 31, 2024, future minimum lease payments due under ground leases for each of the next five years and thereafter are as follows (in thousands):

Lease Obligations
2025	$5,169
2026	5,174
2027	5,219
2028	4,979
2029	4,935
Thereafter	100,709
$126,185
Adjustment for discounting	(59,148)
Lease liabilities as of December 31, 2024	$67,037
NOTE 11. SEGMENT REPORTING
An operating segment is a component of a public entity that engages in business activities from which it may earn revenues and incur expenses and has discrete financial information available that is regularly reviewed by the chief operating decision maker (the “CODM”).
The Company’s primary business is the ownership and operation of high-quality, open-air shopping centers and mixed-use assets that are primarily grocery-anchored and located in high-growth Sun Belt markets and select strategic gateway markets in the United States. We derive our revenue primarily from the collection of contractual rents and reimbursement payments from tenants under existing lease agreements at each of our properties. The Company’s CODM, which is its Chief Executive Officer, regularly reviews operating and financial information for each property on an individual basis; therefore, each property represents an individual operating segment. The CODM does not distinguish or group our operations on a geographical or any other basis for purposes of measuring performance and allocating capital. Across our properties, the financial performance, revenue generating activities, and customer base is determined to be economically similar; therefore, all operating segments have been aggregated into one reportable segment.
The CODM measures and evaluates the financial performance of our portfolio of properties and decides how resources are allocated based on net operating income. The CODM uses net operating income to evaluate income generated from each property in deciding whether to reinvest profits for recurring capital expenditures or into other parts of the business, such as for acquisitions, developments, scheduled interest and principal payments on our indebtedness, or to pay dividends. Net operating income is also used to monitor budget versus actual results in assessing the performance of our properties. The CODM does not regularly review total assets for our single reportable segment as total assets are not used to assess performance or allocate resources.

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table presents information on the Company’s reported segment revenue, net operating income, and significant segment expenses that are provided to the CODM and included within the Company’s single reportable operating segment measure of profit or loss:

	Year Ended December 31,
	2024	2023	2022
Revenue:
Minimum rent	$650,331	$642,255	$620,847
Tenant reimbursements	174,510	163,877	161,594
Bad debt reserve	(5,356)	(3,459)	(6,027)
Other property-related revenue	8,787	6,416	8,756
Overage rent	7,063	7,473	5,935
Total revenue	835,335	816,562	791,105

Expenses:
Property operating – recoverable	96,894	90,180	91,295
Property operating – non-recoverable	15,455	16,348	14,400
Real estate taxes	103,301	101,780	103,759
Total expenses	215,650	208,308	209,454

Net operating income	619,685	608,254	581,651

Other (expense) income:
Other general and administrative expenses	(52,558)	(56,142)	(54,860)
Fee income	4,663	4,366	8,539
Impairment charges	(66,201)	(477)	—
Depreciation and amortization	(393,335)	(426,361)	(469,805)
Merger and acquisition costs	—	—	(925)
Interest expense	(125,691)	(105,349)	(104,276)
Equity in (loss) earnings of unconsolidated subsidiaries	(1,158)	33	256
Gain on sale of unconsolidated property, net	2,325	—	—
Income tax expense of taxable REIT subsidiaries	(139)	(533)	(43)
Loss on extinguishment of debt	(180)	—	—
Other income, net	17,869	1,991	240
(Loss) gain on sales of operating properties, net	(864)	22,601	27,069
Net income (loss)	4,416	48,383	(12,154)
Net income attributable to noncontrolling interests	(345)	(885)	(482)
Net income (loss) attributable to common shareholders	$4,071	$47,498	$(12,636)
NOTE 12. SHAREHOLDERS’ EQUITY
Distributions
Our Board of Trustees declared a cash distribution of $0.27 per common share and Common Unit for the fourth quarter of 2024. This distribution was paid on January 16, 2025 to common shareholders and common unitholders of record as of January 9, 2025.
For the years ended December 31, 2024, 2023 and 2022, we declared cash distributions totaling $1.03, $0.97, and $0.87, respectively, per common share and Common Unit.

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Share Repurchase Program
In February 2021, our Board of Trustees approved a share repurchase program under which the Company may repurchase, from time to time, up to an aggregate of $150.0 million of its common shares. In April 2022, our Board of Trustees authorized a $150.0 million increase to the size of the share repurchase program, authorizing share repurchases up to a maximum of $300.0 million of its common shares (the “Share Repurchase Program”). The Company intends to fund any future repurchases under the Share Purchase Program with cash on hand or availability under the Revolving Facility, subject to any applicable restrictions. The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will depend upon prevailing market conditions, regulatory requirements, and other factors. In January 2025, the Company extended the Share Repurchase Program for an additional year to February 28, 2026, if not terminated or extended prior to that date. As of December 31, 2024, the Company has not repurchased any shares under the Share Repurchase Program.
Dividend Reinvestment and Share Purchase Plan
We maintain a dividend reinvestment and share purchase plan that offers shareholders and new investors the option to invest all or a portion of their common share dividends in additional common shares. Participants in this plan are also able to make optional cash investments with certain restrictions.
NOTE 13. EARNINGS PER SHARE OR UNIT
Basic earnings per share or unit is calculated based on the weighted average number of common shares or units outstanding during the period. Diluted earnings per share or unit is calculated based on the weighted average number of common shares or units outstanding during the period combined with the incremental weighted average common shares or units that would have been outstanding assuming the conversion of all potentially dilutive common shares or units into common shares or units as of the earliest date possible.
Potentially dilutive securities include (i) outstanding options to acquire common shares; (ii) Limited Partner Units, which may be exchanged for either cash or common shares at the Parent Company’s option and under certain circumstances; (iii) AO LTIP Units; (iv) deferred common share units, which may be credited to the personal accounts of members of the Board of Trustees in lieu of compensation paid in cash or the issuance of common shares to such trustees, and (v) common shares issuable upon the exchange of the Company’s Exchangeable Notes. The Company calculates the potential dilutive effect of the Exchangeable Notes under the if-converted method, which considers only the amounts settled in excess of the principal in diluted earnings per share as the principal must be paid in cash. Limited Partner Units have been omitted from the Parent Company’s denominator for the purpose of computing diluted earnings per share since the effect of including those amounts in the denominator would have no dilutive impact. Weighted average Limited Partner Units outstanding were 3.8 million, 3.2 million, and 2.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following summarizes the calculation of basic and diluted earnings per share for the Parent Company for the years ended December 31, 2024, 2023 and 2022. We have omitted the calculation of basic and diluted earnings per unit since the dilutive securities for the Operating Partnership are the same as those for the Parent Company (dollars in thousands, except per share data):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net income (loss) attributable to common shareholders – basic and diluted	$4,071	$47,498	$(12,636)

Denominator:
Weighted average common shares outstanding – basic	219,614,149	219,344,832	219,074,448
Effect of dilutive securities:
AO LTIP Units	43,331	325,603	—
Deferred common share units	70,016	57,848	—
Exchangeable Notes	—	—	—
Weighted average common shares outstanding – diluted	219,727,496	219,728,283	219,074,448

Net income (loss) per common share – basic	$0.02	$0.22	$(0.06)
Net income (loss) per common share – diluted	$0.02	$0.22	$(0.06)
Due to the net loss allocable to common shareholders and common unitholders for the year ended December 31, 2022, no securities had a dilutive impact for that period.
NOTE 14. COMMITMENTS AND CONTINGENCIES
Other Commitments and Contingencies
We are obligated under various completion guarantees with certain lenders and lease agreements with tenants to complete all or portions of a development project and tenant-specific space that are currently under construction. We believe we currently have sufficient financing in place to fund these projects and expect to do so primarily through free cash flow or borrowings on the Revolving Facility.
In 2017, we provided a repayment guaranty on a $33.8 million construction loan associated with the development of the Embassy Suites at the University of Notre Dame, consistent with our 35% ownership interest. Our portion of the repayment guaranty was limited to $5.9 million, and the guaranty’s term was through July 1, 2024, the maturity date of the construction loan. In July 2024, the joint venture repaid the construction loan, of which we contributed $10.2 million, representing our 35% share of the debt repaid.
In 2021, we provided repayment and completion guaranties on loans totaling $66.2 million associated with the development of The Corner mixed-use project in the Indianapolis MSA. As of December 31, 2024, the outstanding balance of the loans was $68.4 million, of which our share was $34.2 million.
Legal Proceedings
We are not subject to any material litigation, nor, to management’s knowledge, is any material litigation currently threatened against us. We are parties to routine litigation, claims, and administrative proceedings arising in the ordinary course of business. Management believes that such matters will not have a material adverse impact on our consolidated financial condition, results of operations or cash flows taken as a whole.

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 15. RELATED PARTIES AND RELATED PARTY TRANSACTIONS
Subsidiaries of the Company provide certain management, construction management and other services to a number of entities owned by several members of the Company’s management. During each of the years ended December 31, 2024, 2023 and 2022, we earned less than $0.1 million from entities owned by certain members of management.
We reimburse entities owned by certain members of the Company’s management for certain travel and related services. During the years ended December 31, 2024, 2023 and 2022, we paid $0.2 million, $0.3 million, and $0.3 million, respectively, to this related entity.
During the year ended December 31, 2023, a wholly owned subsidiary of the Company (“KRG Development”) assigned to Pan Am Development Partners, LLC (the “Assignee”) certain rights and obligations related to the development of a hotel on the Pan Am Plaza site in Indianapolis, IN, including certain future development rights and a right of first offer involving the project (collectively, the “Project Rights and Obligations”). The Assignee is a wholly owned subsidiary of Circle Block Investor, LLC, the parent company that owns the Conrad Indianapolis hotel, of which Mr. Alvin E. Kite, our Chairman Emeritus and the father of Mr. John A. Kite, is the majority owner, and Mr. John A. Kite, our Chief Executive Officer and Chairman of the Board, and Mr. Thomas K. McGowan, our President and Chief Operating Officer, are minority owners. In connection with the transaction, the Assignee assumed all Project Rights and Obligations from and after August 7, 2023 and paid KRG Development a $3.5 million assignment fee (the “Assignment Fee”) during the year ended December 31, 2024 upon the completion of certain development activities. In connection with the transactions, Mr. Kite and Mr. McGowan expressly acknowledged and agreed that they remain subject to their executive employment agreements with the Company, including, without limitation, the obligation of each executive to devote substantially all his business time and effort to the performance of his duties for the Company. Assignee will engage a team of full-time professionals to perform the Project Rights and Obligations. The transaction was approved by a special transaction committee of the independent trustees of the Company (the “Transaction Committee”) as well as the Company’s independent trustees. The Transaction Committee engaged a third-party financial advisor to assist in determining the net value of the Project Rights and Obligations and establishing the Assignment Fee.
NOTE 16. SUBSEQUENT EVENTS
Subsequent to December 31, 2024, we closed on the acquisition of Village Commons, a 170,976-square-foot, grocery-anchored, multi-tenant retail property located in West Palm Beach, Florida, for a gross purchase price of $68.4 million.

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Schedule III
Consolidated Real Estate and Accumulated Depreciation
December 31, 2024
(in thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition/Development		Gross Carrying Amount Close of Period
Name	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Year Built / Renovated	Year Acquired
Operating Properties
12th Street Plaza	$—	$2,624	$10,615	$—	$1,898	$2,624	$12,513	$15,137	$4,064	1978/2003	2012
54th & College	—	2,672	—	—	—	2,672	—	2,672	—	2008	NA
Arcadia Village	—	8,487	11,696	—	537	8,487	12,233	20,720	2,665	1957	2021
Avondale Plaza	—	6,723	10,066	—	74	6,723	10,140	16,863	1,863	2005	2021
Bayonne Crossing	—	47,809	38,362	—	2,980	47,809	41,342	89,151	13,274	2011	2014
Bayport Commons	—	7,005	20,402	—	4,820	7,005	25,222	32,227	11,479	2008	NA
Belle Isle Station	—	9,130	40,682	—	8,039	9,130	48,721	57,851	22,670	2000	2015
Bridgewater Marketplace	—	3,407	8,411	—	1,737	3,407	10,148	13,555	5,138	2008	NA
Burlington*	—	—	2,773	—	29	—	2,802	2,802	2,802	1992/2000	2000
Castleton Crossing	—	9,761	24,281	—	1,050	9,761	25,331	35,092	8,450	1975	2013
Cedar Park Town Center	—	9,032	25,678	—	336	9,032	26,014	35,046	3,433	2013	2021
Centennial Center	—	58,960	71,794	—	9,645	58,960	81,439	140,399	43,506	2002	2014
Centennial Gateway	—	5,305	48,413	—	1,352	5,305	49,765	55,070	20,401	2005	2014
Central Texas Marketplace	—	15,711	29,588	—	3,693	15,711	33,281	48,992	7,019	2004	2021
Centre at Laurel	—	6,122	34,643	—	1,079	6,122	35,722	41,844	6,613	2005	2021
Centre Point Commons*	—	2,918	22,272	—	916	2,918	23,188	26,106	9,438	2007	2014
Chantilly Crossing	—	12,309	17,458	—	1,252	12,309	18,710	31,019	3,433	2004	2021
Chapel Hill Shopping Center*	—	—	34,653	—	3,147	—	37,800	37,800	16,631	2001	2015
Circle East	—	1,188	27,010	—	2,103	1,188	29,113	30,301	3,201	1998/2022	2021
Clearlake Shores Shopping Center	—	3,845	6,512	—	912	3,845	7,424	11,269	1,399	2003	2021
Coal Creek Marketplace	—	9,397	11,645	—	310	9,397	11,955	21,352	2,682	1991	2021
Cobblestone Plaza	—	10,374	43,978	—	3,960	10,374	47,938	58,312	19,296	2011	NA
Colleyville Downs	—	5,446	38,134	—	4,211	5,446	42,345	47,791	22,156	2014	2015
Colonial Square	—	7,521	18,499	—	3,524	7,521	22,023	29,544	8,258	2010	2014
Colony Square	—	20,300	18,310	—	813	20,300	19,123	39,423	5,029	1997	2021
Commons at Temecula	—	18,966	44,183	—	545	18,966	44,728	63,694	10,474	1999	2021
Cool Creek Commons	—	6,062	12,302	—	7,990	6,062	20,292	26,354	9,543	2005	NA
Cool Springs Market	—	12,444	22,383	40	11,606	12,484	33,989	46,473	16,537	1995	2013
Coppell Town Center	—	5,052	11,240	—	806	5,052	12,046	17,098	2,655	1999	2021
Coram Plaza	—	6,992	22,995	—	552	6,992	23,547	30,539	4,533	2004	2021
Cypress Mill Plaza	—	6,320	10,056	—	497	6,320	10,553	16,873	2,150	2004	2021
Davis Towne Crossing	—	995	8,939	—	149	995	9,088	10,083	1,751	2003	2021

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Schedule III
Consolidated Real Estate and Accumulated Depreciation
December 31, 2024
(in thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition/Development		Gross Carrying Amount Close of Period
Name	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Year Built / Renovated	Year Acquired
Operating Properties (continued)
Delray Marketplace	$14,600	$18,750	$84,751	$1,284	$11,093	$20,034	$95,844	$115,878	$35,830	2013	NA
Denton Crossing	—	8,257	38,695	—	4,962	8,257	43,657	51,914	8,638	2003	2021
DePauw University Bookstore & Café*	—	64	663	—	45	64	708	772	606	2012	NA
Downtown Crown	—	25,759	76,631	—	7,197	25,759	83,828	109,587	10,444	2014	2021
Draper Crossing	—	9,054	27,063	—	2,541	9,054	29,604	38,658	13,390	2012	2014
Draper Peaks	—	11,498	46,748	522	6,611	12,020	53,359	65,379	19,370	2012	2014
East Stone Commons*	—	3,766	21,311	—	151	3,766	21,462	25,228	4,058	2005	2021
Eastern Beltway	—	23,221	45,548	—	8,961	23,221	54,509	77,730	20,227	1998/2006	2014
Eastgate Crossing	—	4,244	58,197	—	6,019	4,244	64,216	68,460	8,979	1958/2007	2020
Eastgate Pavilion	—	8,026	18,262	—	3,294	8,026	21,556	29,582	10,816	1995	2004
Eastwood Towne Center	—	3,242	55,765	—	6,694	3,242	62,459	65,701	12,736	2002	2021
Eddy Street Commons*	—	1,900	48,164	—	6,950	1,900	55,114	57,014	19,316	2009/2022	NA
Edwards Multiplex	—	22,583	28,710	—	204	22,583	28,914	51,497	7,366	1997	2021
Estero Town Commons	—	7,453	9,902	—	1,442	7,453	11,344	18,797	5,490	2006	NA
Fairgrounds Plaza	—	12,690	15,249	—	94	12,690	15,343	28,033	3,025	2002	2021
Fishers Station	—	4,966	13,028	—	386	4,966	13,414	18,380	5,424	2018	NA
Fordham Place	—	41,993	101,490	—	804	41,993	102,294	144,287	15,235	1920/2009	2021
Fort Evans Plaza II	—	14,110	38,711	—	5,506	14,110	44,217	58,327	6,656	2008	2021
Fullerton Metrocenter	—	55,794	42,757	—	4,503	55,794	47,260	103,054	10,602	1988	2021
Galvez Shopping Center	—	494	4,951	—	250	494	5,201	5,695	1,001	2004	2021
Gardiner Manor Mall	—	29,521	19,861	—	7,510	29,521	27,371	56,892	5,299	2000	2021
Gateway Pavilions	—	44,167	9,022	—	2,030	44,167	11,052	55,219	3,060	2003	2021
Gateway Plaza	—	15,608	21,613	—	2,463	15,608	24,076	39,684	6,018	2000	2021
Gateway Station	—	10,679	10,527	—	611	10,679	11,138	21,817	2,188	2003	2021
Gateway Village	—	32,045	33,359	—	782	32,045	34,141	66,186	7,894	1996	2021
Geist Pavilion	—	1,368	7,161	—	2,830	1,368	9,991	11,359	5,383	2006	NA
Gerry Centennial Plaza	—	3,448	9,605	—	317	3,448	9,922	13,370	1,891	2006	2021
Glendale Town Center	—	1,442	41,558	(187)	25,608	1,255	67,166	68,421	37,452	1958/2021	1999
Grapevine Crossing	—	7,021	11,900	—	1,117	7,021	13,017	20,038	2,873	2001	2021
Green's Corner	—	4,716	13,702	—	150	4,716	13,852	18,568	3,097	1997	2021
Greyhound Commons	—	2,629	6	—	2,813	2,629	2,819	5,448	874	2005	NA
Gurnee Town Center	—	7,348	20,512	—	1,054	7,348	21,566	28,914	4,715	2000	2021

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Schedule III
Consolidated Real Estate and Accumulated Depreciation
December 31, 2024
(in thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition/Development		Gross Carrying Amount Close of Period
Name	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Year Built / Renovated	Year Acquired
Operating Properties (continued)
Henry Town Center	$—	$9,353	$49,262	$—	$2,920	$9,353	$52,182	$61,535	$11,213	2002	2021
Heritage Square	—	11,373	16,159	—	609	11,373	16,768	28,141	3,786	1985	2021
Heritage Towne Crossing	—	5,720	14,738	—	424	5,720	15,162	20,882	3,175	2002	2021
Holly Springs Towne Center	—	22,324	93,199	—	8,513	22,324	101,712	124,036	33,498	2013	NA
Home Depot Center*	—	—	20,122	—	462	—	20,584	20,584	4,420	1996	2021
Huebner Oaks	—	19,423	35,529	—	1,151	19,423	36,680	56,103	6,818	1996	2021
Humblewood Shopping Center	—	3,921	10,826	—	519	3,921	11,345	15,266	2,262	1979/2005	2021
Hunter's Creek Promenade	—	8,017	12,289	179	2,015	8,196	14,304	22,500	5,726	1994	2013
Indian River Square	—	4,000	5,775	1,100	6,105	5,100	11,880	16,980	4,593	1997/2004	2005
International Speedway Square	—	7,157	10,757	—	9,588	7,157	20,345	27,502	13,447	1999	NA
Jefferson Commons	—	23,356	19,657	—	2,804	23,356	22,461	45,817	5,081	2005	2021
John's Creek Village	—	7,668	39,579	—	1,287	7,668	40,866	48,534	8,044	2004	2021
Killingly Commons	—	21,999	29,649	—	2,169	21,999	31,818	53,817	10,519	2010	2014
King's Lake Square	—	4,519	12,201	—	1,952	4,519	14,153	18,672	7,870	1986/2014	2003
La Plaza Del Norte	—	18,113	32,669	—	691	18,113	33,360	51,473	7,656	1996	2021
Lake City Commons	—	4,693	11,348	—	692	4,693	12,040	16,733	4,287	2008	2014
Lake Mary Plaza	—	1,413	8,537	—	291	1,413	8,828	10,241	3,106	2009	2014
Lake Worth Towne Crossing	—	6,228	28,699	—	552	6,228	29,251	35,479	5,563	2005	2021
Lakewood Towne Center	—	32,864	30,794	—	3,012	32,864	33,806	66,670	7,518	2002	2021
Lincoln Park	—	14,757	39,830	—	1,266	14,757	41,096	55,853	8,902	1997	2021
Lincoln Plaza	—	6,239	38,269	—	5,760	6,239	44,029	50,268	9,786	2001	2021
Lithia Crossing	—	3,065	6,844	—	4,375	3,065	11,219	14,284	4,112	1994/2003	2011
Lowe's Center	—	19,894	—	—	70	19,894	70	19,964	2	2005	2021
MacArthur Crossing	—	11,190	31,192	—	1,942	11,190	33,134	44,324	5,436	1995	2021
Main Street Promenade	—	2,630	60,115	—	1,608	2,630	61,723	64,353	7,591	2003	2021
Manchester Meadows	—	10,788	30,107	—	254	10,788	30,361	41,149	8,295	1994	2021
Mansfield Towne Crossing	—	2,966	14,229	—	716	2,966	14,945	17,911	2,993	2003	2021
Market Street Village	—	9,764	16,360	—	5,609	9,764	21,969	31,733	11,632	1970/2004	2005
Merrifield Town Center	—	5,186	41,073	—	1,723	5,186	42,796	47,982	6,566	2008	2021
Merrifield Town Center II	—	19,614	23,042	—	159	19,614	23,201	42,815	3,725	1972/2007	2021
Miramar Square	—	26,492	30,696	387	10,264	26,879	40,960	67,839	14,099	2008	2014
Mullins Crossing*	—	10,582	38,703	—	7,221	10,582	45,924	56,506	18,352	2005	2014

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Schedule III
Consolidated Real Estate and Accumulated Depreciation
December 31, 2024
(in thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition/Development		Gross Carrying Amount Close of Period
Name	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Year Built / Renovated	Year Acquired
Operating Properties (continued)
Naperville Marketplace	$—	$5,364	$11,377	$—	$281	$5,364	$11,658	$17,022	$5,623	2008	NA
New Forest Crossing	—	7,175	11,976	—	317	7,175	12,293	19,468	2,667	2003	2021
New Hyde Park Shopping Center	—	10,792	9,548	—	607	10,792	10,155	20,947	1,458	1964/2011	2021
Newnan Crossing	—	6,616	40,854	—	1,342	6,616	42,196	48,812	10,140	1999	2021
Newton Crossroads	—	1,004	10,755	—	243	1,004	10,998	12,002	2,429	1997	2021
Nora Plaza	3,203	3,790	19,508	5,002	32,366	8,792	51,874	60,666	7,536	2004	2019
North Benson Center	—	16,632	9,736	—	1,160	16,632	10,896	27,528	2,448	1988	2021
Northcrest Shopping Center	—	4,044	33,835	—	2,182	4,044	36,017	40,061	13,537	2008	2014
Northdale Promenade	—	1,718	27,242	—	(38)	1,718	27,204	28,922	19,003	2017	NA
Northgate North	21,681	20,063	48,663	—	2,926	20,063	51,589	71,652	11,813	1999	2021
Northpointe Plaza	—	15,964	35,248	—	1,252	15,964	36,500	52,464	7,721	1991	2021
Oak Brook Promenade	—	6,753	48,592	—	4,593	6,753	53,185	59,938	9,589	2006	2021
Oleander Place*	—	847	5,226	—	239	847	5,465	6,312	3,066	2012	2011
One Loudoun Downtown	95,095	74,400	234,310	—	10,449	74,400	244,759	319,159	32,579	2013/2022	2021
Oswego Commons	—	5,746	8,135	—	7,267	5,746	15,402	21,148	2,545	2002	2021
Palms Plaza	—	12,049	24,324	—	972	12,049	25,296	37,345	4,388	1988/2004	2022
Paradise Valley Marketplace	—	6,889	35,761	—	233	6,889	35,994	42,883	7,400	2002	2021
Parkside Town Commons	—	21,806	107,057	(60)	12,137	21,746	119,194	140,940	44,126	2015	N/A
Parkside West Cobb	—	6,750	31,351	—	331	6,750	31,682	38,432	552	2016	2024
Parkway Towne Crossing	—	15,099	28,265	—	1,439	15,099	29,704	44,803	4,653	2010	2021
Pavilion at King's Grant	—	5,086	39,723	—	2,169	5,086	41,892	46,978	9,740	2002	2021
Pebble Marketplace	—	7,504	34,329	—	931	7,504	35,260	42,764	3,536	1997	2022
Pelham Manor Shopping Plaza*	—	—	42,224	—	512	—	42,736	42,736	6,893	2008	2021
Peoria Crossing	—	18,879	15,782	—	1,336	18,879	17,118	35,997	3,914	2002	2021
Perimeter Woods	—	6,893	27,245	—	5,569	6,893	32,814	39,707	11,453	2008	2014
Pine Ridge Crossing	—	5,640	16,291	—	6,444	5,640	22,735	28,375	11,175	1994	2006
Plaza at Cedar Hill	—	5,782	31,636	—	17,693	5,782	49,329	55,111	25,247	2000	2004
Plaza at Marysville	—	6,710	18,399	—	328	6,710	18,727	25,437	4,280	1995	2021
Pleasant Hill Commons	—	3,350	10,064	—	(183)	3,350	9,881	13,231	3,632	2008	2014
Pleasant Run Towne Crossing	—	4,465	24,738	—	1,836	4,465	26,574	31,039	5,486	2004	2021
Portofino Shopping Center	—	4,721	75,005	—	20,700	4,721	95,705	100,426	45,462	1999	2013
Prestonwood Place	—	14,282	61,304	—	403	14,282	61,707	75,989	3,546	1979/2020	2023

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Schedule III
Consolidated Real Estate and Accumulated Depreciation
December 31, 2024
(in thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition/Development		Gross Carrying Amount Close of Period
Name	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Year Built / Renovated	Year Acquired
Operating Properties (continued)
Publix at Woodruff	$—	$1,783	$6,285	$—	$1,009	$1,783	$7,294	$9,077	$5,483	1997	2012
Rampart Commons	5,676	1,136	41,981	—	1,462	1,136	43,443	44,579	19,948	2018	2014
Rangeline Crossing	—	1,981	17,459	—	4,213	1,981	21,672	23,653	8,780	1986/2013	NA
Riverchase Plaza	—	3,889	10,875	—	1,343	3,889	12,218	16,107	6,418	1991/2001	2006
Rivers Edge	—	5,647	28,778	—	3,245	5,647	32,023	37,670	12,395	2011	2008
Rivery Towne Crossing	—	5,230	2,207	—	1,075	5,230	3,282	8,512	788	2005	2021
Royal Oaks Village II	—	3,462	9,092	—	867	3,462	9,959	13,421	2,090	2004	2021
Sawyer Heights Village	—	18,720	19,403	—	558	18,720	19,961	38,681	3,313	2007	2021
Saxon Crossing	—	3,764	15,133	—	926	3,764	16,059	19,823	5,899	2009	2014
Shoppes at Hagerstown	—	6,796	15,872	—	749	6,796	16,621	23,417	2,726	2008	2021
Shoppes at Plaza Green	—	3,749	20,762	—	6,829	3,749	27,591	31,340	10,846	2000	2012
Shoppes at Quarterfield	—	4,105	8,706	—	645	4,105	9,351	13,456	1,122	1999/2022	2021
Shoppes of Eastwood	—	1,688	8,911	—	1,146	1,688	10,057	11,745	5,705	1997	2013
Shoppes of New Hope	—	2,107	10,580	—	154	2,107	10,734	12,841	1,950	2004	2021
Shoppes of Prominence Point	—	2,945	11,078	—	556	2,945	11,634	14,579	2,183	2004	2021
Shops at Eagle Creek	—	2,121	7,966	—	4,759	2,121	12,725	14,846	6,754	1998	2003
Shops at Forest Commons	—	1,616	9,320	—	617	1,616	9,937	11,553	2,056	2002	2021
Shops at Julington Creek	—	2,372	7,286	—	381	2,372	7,667	10,039	2,547	2011	2014
Shops at Moore	—	6,284	23,561	—	3,205	6,284	26,766	33,050	9,302	2010	2014
Shops at Park Place	—	8,042	18,358	—	272	8,042	18,630	26,672	4,192	2001	2021
Silver Springs Pointe	—	7,580	4,947	—	562	7,580	5,509	13,089	2,628	2001	2014
Southlake Corners	—	7,998	16,556	—	370	7,998	16,926	24,924	4,057	2004	2021
Southlake Town Square	—	19,534	321,502	—	21,640	19,534	343,142	362,676	74,304	1998	2021
Stilesboro Oaks	—	3,712	11,270	—	126	3,712	11,396	15,108	2,530	1997	2021
Stonebridge Plaza	—	1,923	7,917	—	197	1,923	8,114	10,037	1,758	1997	2021
Stoney Creek Commons	—	628	3,657	—	6,162	628	9,819	10,447	6,039	2000	NA
Sunland Towne Centre	—	14,774	22,233	—	6,087	14,774	28,320	43,094	14,781	1996	2004
Tacoma South	—	30,058	3,308	—	1,247	30,058	4,555	34,613	862	1984	2021
Target South Center	—	2,581	9,553	—	136	2,581	9,689	12,270	2,143	1999	2021
Tarpon Bay Plaza	—	3,855	23,796	—	3,161	3,855	26,957	30,812	11,910	2007	NA
The Brickyard	—	29,389	19,182	—	5,418	29,389	24,600	53,989	5,067	1977/2004	2021
The Corner	—	3,772	23,437	—	280	3,772	23,717	27,489	7,477	2008	2014

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Schedule III
Consolidated Real Estate and Accumulated Depreciation
December 31, 2024
(in thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition/Development		Gross Carrying Amount Close of Period
Name	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Year Built / Renovated	Year Acquired
Operating Properties (continued)
The Landing at Tradition	$—	$17,605	$45,907	$—	$24,621	$17,605	$70,528	$88,133	$20,208	2007	2014
The Shoppes at Union Hill	7,930	9,876	46,234	—	1,633	9,876	47,867	57,743	9,260	2003	2021
The Shops at Legacy	—	14,864	118,670	—	13,913	14,864	132,583	147,447	26,045	2002	2021
Tollgate Marketplace	—	11,963	65,350	—	14,268	11,963	79,618	91,581	15,921	1979/1994	2021
Toringdon Market	—	5,448	9,325	—	1,026	5,448	10,351	15,799	4,368	2004	2013
Towson Square	—	1,412	27,108	—	41	1,412	27,149	28,561	4,213	2014	2021
Traders Point	—	11,135	42,152	—	3,216	11,135	45,368	56,503	27,761	2005	NA
Tradition Village Center	—	3,140	14,607	—	1,472	3,140	16,079	19,219	6,508	2006	2014
Tysons Corner	—	13,334	10,407	—	140	13,334	10,547	23,881	1,502	1980/2013	2021
Village Shoppes at Simonton	—	1,627	11,638	—	128	1,627	11,766	13,393	2,207	2004	2021
Walter's Crossing	—	13,056	20,656	—	4,251	13,056	24,907	37,963	4,359	2005	2021
Watauga Pavilion	—	5,511	23,936	—	247	5,511	24,183	29,694	4,736	2003	2021
Waterford Lakes Village	—	2,317	1,873	—	11,464	2,317	13,337	15,654	2,034	1997	2004
Waxahachie Crossing	—	1,411	15,698	—	(257)	1,411	15,441	16,852	5,211	2010	2014
Westbury Center	—	4,540	12,866	—	142	4,540	13,008	17,548	2,702	2000	2021
Winchester Commons	—	2,119	9,325	—	35	2,119	9,360	11,479	2,094	1999	2021
Woodinville Plaza	—	24,722	30,014	—	1,286	24,722	31,300	56,022	7,078	1981	2021

Total Operating Properties	148,185	1,800,175	5,020,884	8,267	587,336	1,808,442	5,608,220	7,416,662	1,564,466

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Schedule III
Consolidated Real Estate and Accumulated Depreciation
December 31, 2024
(in thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition/Development		Gross Carrying Amount Close of Period
Name	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Year Built / Renovated	Year Acquired
Office and Other Properties
Carillon MOB	$—	$881	$34,684	$—	$—	$881	$34,684	$35,565	$348	2024	2021
Thirty South Meridian	—	1,643	7,841	—	30,692	1,643	38,533	40,176	19,504	1905/2002	2001
Union Station Parking Garage	—	904	2,310	—	2,281	904	4,591	5,495	2,402	1986	2001

Total Office Properties	—	3,428	44,835	—	32,973	3,428	77,808	81,236	22,254

Development and Redevelopment Projects
Carillon	—	27,358	5,052	—	4,329	27,358	9,381	36,739	941	2004	2021
Hamilton Crossing Centre	—	3,514	2,017	(19)	858	3,495	2,875	6,370	—	N/A	N/A
One Loudoun – Uptown	—	88,514	—	(88)	2,706	88,426	2,706	91,132	—	N/A	2021
The Corner – IN	—	—	—	—	—	—	—	—	—	N/A	N/A

Total Development and Redevelopment Projects	—	119,386	7,069	(107)	7,893	119,279	14,962	134,241	941

Other **
Bridgewater Marketplace	—	855	—	—	—	855	—	855	—	N/A	N/A
KRG Development	—	—	—	—	—	—	—	—	—	N/A	N/A
KRG New Hill	—	1,092	—	105	—	1,197	—	1,197	—	N/A	N/A
KRG Peakway	—	—	—	—	—	—	—	—	—	N/A	N/A

Total Other	—	1,947	—	105	—	2,052	—	2,052	—

Line of credit/Term loans/Unsecured notes	3,080,000	—	—	—	—	—	—	—	—	N/A	N/A

Grand Total	$3,228,185	$1,924,936	$5,072,788	$8,265	$628,202	$1,933,201	$5,700,990	$7,634,191	$1,587,661
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

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Notes to Schedule III
Consolidated Real Estate and Accumulated Depreciation
(dollars in thousands)

NOTE 1. RECONCILIATION OF INVESTMENT PROPERTIES
The changes in investment properties for the years ended December 31, 2024, 2023 and 2022 are as follows:

	Year Ended December 31,
	2024	2023	2022
Balance as of January 1,	$7,740,061	$7,732,573	$7,584,735
Acquisitions related to the RPAI merger	—	—	(16,672)
Acquisitions	38,101	75,587	99,064
Property held for sale	(105,828)	—	—
Improvements	139,895	140,654	152,165
Impairment of property	(101,678)	—	—
Disposals	(76,360)	(208,753)	(86,719)
Balance as of December 31,	$7,634,191	$7,740,061	$7,732,573
The unaudited aggregate cost of investment properties for U.S. federal income tax purposes as of December 31, 2024 was approximately $8.2 billion.
NOTE 2. RECONCILIATION OF ACCUMULATED DEPRECIATION
The changes in accumulated depreciation for the years ended December 31, 2024, 2023 and 2022 are as follows:

	Year Ended December 31,
	2024	2023	2022
Balance as of January 1,	$1,381,770	$1,161,148	$879,306
Depreciation expense	314,632	317,593	318,809
Property held for sale	(1,360)	—	—
Impairment of property	(35,477)	—	—
Disposals	(71,904)	(96,971)	(36,967)
Balance as of December 31,	$1,587,661	$1,381,770	$1,161,148
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