Form 10-Q
period 2025-03-31
KITE REALTY GROUP TRUST; Kite Realty Group, L.P.
filed 2025-04-30
CIK 1286043, 1636315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
The number of Common Shares outstanding as of April 25, 2025 was 219,812,300 ($0.01 par value).

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2025 of Kite Realty Group Trust, Kite Realty Group, L.P. and its subsidiaries. Unless stated otherwise or the context otherwise requires, references to “Kite Realty Group Trust” or the “Parent Company” mean Kite Realty Group Trust, and references to the “Operating Partnership” mean Kite Realty Group, L.P. and its consolidated subsidiaries. The terms “Company,” “we,” “us,” and “our” refer to the Parent Company and the Operating Partnership, collectively, and those entities owned or controlled by the Parent Company and/or the Operating Partnership.
The Operating Partnership is engaged in the ownership, operation, acquisition, development and redevelopment of high-quality, open-air shopping centers and mixed-use assets that are primarily grocery-anchored and located in high-growth Sun Belt markets and select strategic gateway markets in the United States, and the Parent Company conducts substantially all of its activities through the Operating Partnership and its wholly owned subsidiaries. The Parent Company is the sole general partner of the Operating Partnership and, as of March 31, 2025, owned approximately 97.8% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 2.2% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) are owned by the limited partners.
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

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
KITE REALTY GROUP TRUST
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
Assets:
Investment properties, at cost	$7,695,216	$7,634,191
Less: accumulated depreciation	(1,639,965)	(1,587,661)
Net investment properties	6,055,251	6,046,530

Cash and cash equivalents	49,061	128,056
Tenant and other receivables, including accrued straight-line rent of $69,931 and $67,377, respectively	124,331	125,768
Restricted cash and escrow deposits	5,846	5,271
Deferred costs, net	230,287	238,213
Short-term deposits	—	350,000
Prepaid and other assets	117,734	104,627
Investments in unconsolidated subsidiaries	20,315	19,511
Assets associated with investment properties held for sale	79,683	73,791
Total assets	$6,682,508	$7,091,767

Liabilities and Equity:
Liabilities:
Mortgage and other indebtedness, net	$2,910,057	$3,226,930
Accounts payable and accrued expenses	161,438	202,651
Deferred revenue and other liabilities	235,341	246,100
Liabilities associated with investment properties held for sale	4,199	4,009
Total liabilities	3,311,035	3,679,690

Commitments and contingencies
Limited Partners’ interests in the Operating Partnership	101,619	98,074

Equity:
Common shares, $0.01 par value, 490,000,000 shares authorized, 219,812,300 and 219,667,067 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	2,198	2,197
Additional paid-in capital	4,864,320	4,868,554
Accumulated other comprehensive income	32,307	36,612
Accumulated deficit	(1,630,872)	(1,595,253)
Total shareholders’ equity	3,267,953	3,312,110
Noncontrolling interests	1,901	1,893
Total equity	3,269,854	3,314,003
Total liabilities and equity	$6,682,508	$7,091,767
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Revenue:
Rental income	$219,172	$205,813
Other property-related revenue	2,165	1,311
Fee income	425	315
Total revenue	221,762	207,439

Expenses:
Property operating	29,826	28,081
Real estate taxes	27,761	26,534
General, administrative and other	12,258	12,784
Depreciation and amortization	98,231	100,379
Total expenses	168,076	167,778

Gain (loss) on sales of operating properties, net	91	(236)

Operating income	53,777	39,425
Other (expense) income:
Interest expense	(32,954)	(30,364)
Income tax expense of taxable REIT subsidiaries	(10)	(158)
Equity in loss of unconsolidated subsidiaries	(607)	(420)
Gain on sale of unconsolidated property, net	—	2,325
Other income, net	4,058	3,628
Net income	24,264	14,436
Net income attributable to noncontrolling interests	(534)	(280)
Net income attributable to common shareholders	$23,730	$14,156

Net income per common share – basic and diluted	$0.11	$0.06

Weighted average common shares outstanding – basic	219,715,674	219,501,114
Weighted average common shares outstanding – diluted	219,827,298	219,900,306

Net income	$24,264	$14,436
Change in fair value of derivatives	(4,280)	2,542
Total comprehensive income	19,984	16,978
Comprehensive income attributable to noncontrolling interests	(559)	(365)
Comprehensive income attributable to the Company	$19,425	$16,613
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2024	219,667,067	$2,197	$4,868,554	$36,612	$(1,595,253)	$3,312,110
Stock compensation activity	145,233	1	1,449	—	—	1,450
Other comprehensive loss	—	—	—	(4,305)	—	(4,305)
Distributions to common shareholders	—	—	—	—	(59,349)	(59,349)
Net income attributable to common shareholders	—	—	—	—	23,730	23,730
Adjustment to redeemable noncontrolling interests	—	—	(5,683)	—	—	(5,683)
Balance at March 31, 2025	219,812,300	$2,198	$4,864,320	$32,307	$(1,630,872)	$3,267,953

Balance at December 31, 2023	219,448,429	$2,194	$4,886,592	$52,435	$(1,373,083)	$3,568,138
Stock compensation activity	155,433	2	1,991	—	—	1,993
Other comprehensive income	—	—	—	2,456	—	2,456
Distributions to common shareholders	—	—	—	—	(54,901)	(54,901)
Net income attributable to common shareholders	—	—	—	—	14,156	14,156
Adjustment to redeemable noncontrolling interests	—	—	(1,010)	—	—	(1,010)
Balance at March 31, 2024	219,603,862	$2,196	$4,887,573	$54,891	$(1,413,828)	$3,530,832
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$24,264	$14,436
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99,875	101,309
(Gain) loss on sales of operating properties, net	(91)	236
Gain on sale of unconsolidated property, net	—	(2,325)
Straight-line rent	(2,581)	(3,126)
Compensation expense for equity awards	2,341	2,488
Amortization of debt fair value adjustments	(2,519)	(3,243)
Amortization of in-place lease liabilities	(3,538)	(2,266)
Changes in assets and liabilities:
Tenant receivables	3,181	(1,369)
Deferred costs and other assets	(10,972)	(17,045)
Accounts payable, accrued expenses, deferred revenue and other liabilities	(35,900)	(35,514)
Net cash provided by operating activities	74,060	53,581

Cash flows from investing activities:
Acquisitions of interests in properties	(78,254)	—
Capital expenditures	(34,363)	(28,200)
Net proceeds from sales of land	—	1,759
Investment in short-term deposits	—	(265,000)
Proceeds from short-term deposits	350,000	—
Change in construction payables	(7,756)	485
Distributions from unconsolidated joint ventures	162	1,618
Capital contributions to unconsolidated joint ventures	(1,952)	—
Net cash provided by (used in) investing activities	227,837	(289,338)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	15	22
Repurchases of common shares upon the vesting of restricted shares	(1,146)	(867)
Debt and equity issuance costs	(66)	(3,625)
Loan proceeds	103,000	385,345
Loan payments	(420,300)	(41,269)
Distributions paid – common shareholders	(59,309)	(54,862)
Distributions paid – redeemable noncontrolling interests	(2,449)	(833)
Distributions to noncontrolling interests	(62)	(620)
Net cash (used in) provided by financing activities	(380,317)	283,291

Net change in cash, cash equivalents and restricted cash	(78,420)	47,534
Cash, cash equivalents and restricted cash, beginning of period	133,552	41,430
Cash, cash equivalents and restricted cash, end of period	$55,132	$88,964
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(in thousands, except unit data)

	March 31, 2025	December 31, 2024
Assets:
Investment properties, at cost	$7,695,216	$7,634,191
Less: accumulated depreciation	(1,639,965)	(1,587,661)
Net investment properties	6,055,251	6,046,530

Cash and cash equivalents	49,061	128,056
Tenant and other receivables, including accrued straight-line rent of $69,931 and $67,377, respectively	124,331	125,768
Restricted cash and escrow deposits	5,846	5,271
Deferred costs, net	230,287	238,213
Short-term deposits	—	350,000
Prepaid and other assets	117,734	104,627
Investments in unconsolidated subsidiaries	20,315	19,511
Assets associated with investment properties held for sale	79,683	73,791
Total assets	$6,682,508	$7,091,767

Liabilities and Equity:
Liabilities:
Mortgage and other indebtedness, net	$2,910,057	$3,226,930
Accounts payable and accrued expenses	161,438	202,651
Deferred revenue and other liabilities	235,341	246,100
Liabilities associated with investment properties held for sale	4,199	4,009
Total liabilities	3,311,035	3,679,690

Commitments and contingencies
Limited Partners’ interests in the Operating Partnership	101,619	98,074

Partners’ Equity:
Common equity, 219,812,300 and 219,667,067 units issued and outstanding at March 31, 2025 and December 31, 2024, respectively	3,235,646	3,275,498
Accumulated other comprehensive income	32,307	36,612
Total Partners’ equity	3,267,953	3,312,110
Noncontrolling interests	1,901	1,893
Total equity	3,269,854	3,314,003
Total liabilities and equity	$6,682,508	$7,091,767
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except unit and per unit data)

	Three Months Ended March 31,
	2025	2024
Revenue:
Rental income	$219,172	$205,813
Other property-related revenue	2,165	1,311
Fee income	425	315
Total revenue	221,762	207,439

Expenses:
Property operating	29,826	28,081
Real estate taxes	27,761	26,534
General, administrative and other	12,258	12,784
Depreciation and amortization	98,231	100,379
Total expenses	168,076	167,778

Gain (loss) on sales of operating properties, net	91	(236)

Operating income	53,777	39,425
Other (expense) income:
Interest expense	(32,954)	(30,364)
Income tax expense of taxable REIT subsidiaries	(10)	(158)
Equity in loss of unconsolidated subsidiaries	(607)	(420)
Gain on sale of unconsolidated property, net	—	2,325
Other income, net	4,058	3,628
Net income	24,264	14,436
Net income attributable to noncontrolling interests	(70)	(67)
Net income attributable to common unitholders	$24,194	$14,369

Allocation of net income:
Limited Partners	$464	$213
Parent Company	23,730	14,156
	$24,194	$14,369

Net income per common unit – basic and diluted	$0.11	$0.06

Weighted average common units outstanding – basic	224,214,867	223,109,983
Weighted average common units outstanding – diluted	224,326,491	223,509,175

Net income	$24,264	$14,436
Change in fair value of derivatives	(4,280)	2,542
Total comprehensive income	19,984	16,978
Comprehensive income attributable to noncontrolling interests	(70)	(67)
Comprehensive income attributable to common unitholders	$19,914	$16,911
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Statements of Partners’ Equity
(Unaudited)
(in thousands)

	General Partner		Total
	Common Equity	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2024	$3,275,498	$36,612	$3,312,110
Stock compensation activity	1,450	—	1,450
Other comprehensive loss attributable to Parent Company	—	(4,305)	(4,305)
Distributions to Parent Company	(59,349)	—	(59,349)
Net income attributable to Parent Company	23,730	—	23,730
Adjustment to redeemable noncontrolling interests	(5,683)	—	(5,683)
Balance at March 31, 2025	$3,235,646	$32,307	$3,267,953

Balance at December 31, 2023	$3,515,703	$52,435	$3,568,138
Stock compensation activity	1,993	—	1,993
Other comprehensive income attributable to Parent Company	—	2,456	2,456
Distributions to Parent Company	(54,901)	—	(54,901)
Net income attributable to Parent Company	14,156	—	14,156
Adjustment to redeemable noncontrolling interests	(1,010)	—	(1,010)
Balance at March 31, 2024	$3,475,941	$54,891	$3,530,832
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$24,264	$14,436
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99,875	101,309
(Gain) loss on sales of operating properties, net	(91)	236
Gain on sale of unconsolidated property, net	—	(2,325)
Straight-line rent	(2,581)	(3,126)
Compensation expense for equity awards	2,341	2,488
Amortization of debt fair value adjustments	(2,519)	(3,243)
Amortization of in-place lease liabilities	(3,538)	(2,266)
Changes in assets and liabilities:
Tenant receivables	3,181	(1,369)
Deferred costs and other assets	(10,972)	(17,045)
Accounts payable, accrued expenses, deferred revenue and other liabilities	(35,900)	(35,514)
Net cash provided by operating activities	74,060	53,581

Cash flows from investing activities:
Acquisition of interests in properties	(78,254)	—
Capital expenditures	(34,363)	(28,200)
Net proceeds from sales of land	—	1,759
Investment in short-term deposits	—	(265,000)
Proceeds from short-term deposits	350,000	—
Change in construction payables	(7,756)	485
Distributions from unconsolidated joint ventures	162	1,618
Capital contributions to unconsolidated joint ventures	(1,952)	—
Net cash provided by (used in) investing activities	227,837	(289,338)

Cash flows from financing activities:
Contributions from the General Partner	15	22
Repurchases of common shares upon the vesting of restricted shares	(1,146)	(867)
Debt and equity issuance costs	(66)	(3,625)
Loan proceeds	103,000	385,345
Loan payments	(420,300)	(41,269)
Distributions paid – common unitholders	(59,309)	(54,862)
Distributions paid – redeemable noncontrolling interests	(2,449)	(833)
Distributions to noncontrolling interests	(62)	(620)
Net cash (used in) provided by financing activities	(380,317)	283,291

Net change in cash, cash equivalents and restricted cash	(78,420)	47,534
Cash, cash equivalents and restricted cash, beginning of period	133,552	41,430
Cash, cash equivalents and restricted cash, end of period	$55,132	$88,964
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2025
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
The Parent Company is the sole general partner of the Operating Partnership and, as of March 31, 2025, owned approximately 97.8% of the common partnership interests in the Operating Partnership (the “General Partner Units”). The remaining 2.2% of the common partnership interests (the “Limited Partner Units” and, together with the General Partner Units, the “Common Units”) were owned by the limited partners. As the sole general partner of the Operating Partnership, the Parent Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. The Parent Company and the Operating Partnership are operated as one enterprise. The management of the Parent Company consists of the same members as the management of the Operating Partnership. As the sole general partner with control of the Operating Partnership, the Parent Company consolidates the Operating Partnership for financial reporting purposes, and the Parent Company does not have any significant assets other than its investment in the Operating Partnership.
The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the presentation not misleading. The unaudited consolidated financial statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 include all adjustments, consisting of normal recurring adjustments, necessary in the opinion of management to present fairly the financial information set forth therein. The unaudited consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the combined Annual Report on Form 10-K of the Parent Company and the Operating Partnership for the year ended December 31, 2024.
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

As of March 31, 2025, the Company’s portfolio consisted of the following:

	Properties	Square Footage
Operating retail properties(1)	180	27,782,403
Office properties(2)	2	412,812
Development and redevelopment projects:
One Loudoun Expansion	—	119,000
Hamilton Crossing Centre	1	92,283
Edwards Multiplex – Ontario	1	124,614
(1)Included within operating retail properties are 10 properties that contain an office component. Excludes two operating retail properties classified as held for sale as of March 31, 2025. Of the 180 operating retail properties, 176 are consolidated within these financial statements and the remaining four are accounted for under the equity method.
(2)Office properties include Carillon medical office building, which was reclassified from active redevelopment into our office portfolio in December 2024.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Components of Investment Properties
The following table summarizes the composition of the Company’s investment properties as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Land, buildings and improvements	$7,661,948	$7,591,036
Construction in progress	33,268	43,155
Investment properties, at cost	$7,695,216	$7,634,191
Components of Rental Income, including Allowance for Uncollectible Accounts
Rental income related to the Company’s operating leases is comprised of the following for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Fixed contractual lease payments – operating leases	$168,839	$160,540
Variable lease payments – operating leases	46,290	40,470
Bad debt reserve	(2,076)	(589)
Straight-line rent adjustments	2,787	3,363
Straight-line rent reserve for uncollectibility	(206)	(237)
Amortization of in-place lease liabilities, net	3,538	2,266
Rental income	$219,172	$205,813
The Company makes estimates as to the collectability of its accounts receivable. In making these estimates, the Company reviews a variety of qualitative and quantitative data and considers such factors as the credit quality of the tenant, historical write-off experience, tenant creditworthiness, and current economic trends, to make a subjective determination. An allowance for uncollectible accounts, including future credit losses of the accrued straight-line rent receivables, is maintained for estimated losses resulting from the inability of certain tenants to meet contractual obligations under their lease agreements.
Short-Term Deposits
In August 2024, the Company invested $350.0 million in short-term deposits at Goldman Sachs Bank USA and KeyBank National Association. These short-term deposits earned interest at a weighted average interest rate of 5.05% with a maturity date of February 2025. During the three months ended March 31, 2025, the Company earned $2.5 million of interest income on the August 2024 deposits, which is recorded within “Other income, net” in the accompanying consolidated statements of operations and comprehensive income.

Consolidation and Investments in Joint Ventures
The accompanying financial statements are presented on a consolidated basis and include all accounts of the Parent Company, the Operating Partnership, the taxable REIT subsidiaries (“TRSs”) of the Operating Partnership, subsidiaries of the Operating Partnership that are controlled, and any variable interest entities (“VIEs”) in which the Operating Partnership is the primary beneficiary. As of March 31, 2025, we owned investments in two consolidated joint ventures that were VIEs in which the partners did not have substantive participating rights, and we were the primary beneficiary. As of March 31, 2025, these consolidated VIEs had mortgage debt totaling $109.1 million, which was secured by assets of the VIEs totaling $218.9 million. The Operating Partnership guarantees the mortgage debt of these VIEs.
The Operating Partnership is considered a VIE as the limited partners do not hold kick-out rights or substantive participating rights. The Parent Company consolidates the Operating Partnership as it is the primary beneficiary.
As of March 31, 2025, the Company also owned investments in four unconsolidated joint ventures accounted for under the equity method, which are not considered VIEs. On January 31, 2024, the joint venture that owned Glendale Center Apartments, of which we have an 11.5% ownership interest, sold the 267-unit property to a third party, resulting in a gain on sale of $20.2 million. The Company recognized its share of the gain on sale of unconsolidated property of $2.3 million during the three months ended March 31, 2024. In addition, the Company received a $1.6 million distribution upon the disposition of the property during the three months ended March 31, 2024. The Company maintains an investment in the joint venture, which is in the process of winding up its activities and distributing remaining net assets. Glendale Center Apartments is adjacent to our Glendale Town Center operating retail property in the Indianapolis MSA.
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

Noncontrolling Interests
We report the non-redeemable noncontrolling interests in subsidiaries as equity, and the amount of consolidated net income attributable to these noncontrolling interests is set forth separately in the accompanying consolidated financial statements. The following table summarizes the non-redeemable noncontrolling interests in consolidated properties for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Noncontrolling interests balance as of January 1,	$1,893	$2,430
Net income allocable to noncontrolling interests, excluding redeemable noncontrolling interests	70	67
Distributions to noncontrolling interests	(62)	(620)
Noncontrolling interests balance as of March 31,	$1,901	$1,877
Noncontrolling Interests – Joint Venture
Prior to the merger with Retail Properties of America, Inc. (“RPAI”) in October 2021, RPAI entered into a joint venture related to the development, ownership and operation of the multifamily rental portion of the expansion project at One Loudoun Downtown – Pads G & H. The Company owns 90% of the joint venture.
Under terms defined in the joint venture agreement, after construction completion and stabilization of the development project (as defined in the joint venture agreement), the Company has the ability to call, and the joint venture partner has the ability to put to the Company, subject to certain conditions, the joint venture partner’s interest in the joint venture at fair value. As of March 31, 2025, the conditions for exercising the put and call options have been met but neither the Company nor the joint venture partner has exercised their respective options.
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
Redeemable Noncontrolling Interests – Limited Partners
Limited Partner Units are redeemable noncontrolling interests in the Operating Partnership. We classify redeemable noncontrolling interests in the Operating Partnership in the accompanying consolidated balance sheets outside of permanent equity because we may be required to pay cash to holders of Limited Partner Units upon redemption of their interests in the Operating Partnership or deliver registered shares upon their conversion. The carrying amount of the redeemable noncontrolling interests in the Operating Partnership is reflected at the greater of historical book value or redemption value with a corresponding adjustment to additional paid-in capital. As of March 31, 2025 and December 31, 2024, the redemption value of the redeemable noncontrolling interests in the Operating Partnership exceeded the historical book value, and the balances were accordingly adjusted to redemption value.
We allocate net operating results of the Operating Partnership after noncontrolling interests in the consolidated properties based on the partners’ respective weighted average ownership interest. We adjust the redeemable noncontrolling interests in the Operating Partnership at the end of each reporting period to reflect their interests in the Operating Partnership or redemption value. This adjustment is reflected in our shareholders’ and Parent Company’s equity. For the three months ended March 31, 2025 and 2024, the weighted average interests of the Parent Company and the limited partners in the Operating Partnership were as follows:

	Three Months Ended March 31,
	2025	2024
Parent Company’s weighted average interest in the Operating Partnership	98.0%	98.4%
Limited partners’ weighted average interests in the Operating Partnership	2.0%	1.6%
As of March 31, 2025, the Parent Company’s interest and the limited partners’ redeemable noncontrolling ownership interests in the Operating Partnership were 97.8% and 2.2%, respectively. As of December 31, 2024, the Parent Company’s interest and the limited partners’ redeemable noncontrolling ownership interests in the Operating Partnership were 98.1% and 1.9%, respectively.

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
There were 4,849,588 and 4,192,597 Limited Partner Units outstanding as of March 31, 2025 and December 31, 2024, respectively. The increase in Limited Partner Units outstanding from December 31, 2024 is due to non-cash compensation awards granted to our executive officers in the form of Limited Partner Units.
The redeemable noncontrolling interests in the Operating Partnership for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Redeemable noncontrolling interests balance as of January 1,	$98,074	$73,287
Net income allocable to redeemable noncontrolling interests	464	213
Distributions declared to redeemable noncontrolling interests	(2,627)	(882)
Other, net including adjustments to redemption value	5,708	1,095
Total limited partners’ interests in the Operating Partnership balance as of March 31,	$101,619	$73,713
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
New Accounting Pronouncements
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

NOTE 3. ACQUISITIONS
The Company closed on the following asset acquisition during the three months ended March 31, 2025 (dollars in thousands):

Date	Property Name	MSA	Property Type	Square Footage	Acquisition Price
January 15, 2025	Village Commons	Miami	Multi-tenant retail	170,976	$68,400
The above acquisition was funded using a combination of available cash on hand and borrowings on the Company’s unsecured revolving line of credit. Substantially all of the purchase price was allocated to investment properties.
The Company did not acquire any properties during the three months ended March 31, 2024.
During the three months ended March 31, 2025, the Company entered into a joint venture (the “Joint Venture”) with GIC, and subsequent to March 31, 2025, the Joint Venture acquired Legacy West, a 344,076 square foot operating retail property in the Dallas/Ft. Worth MSA (the “Property”), for a gross purchase price of $785.0 million, including the assumption of $304.0 million of debt with an interest rate of 3.80%. The Company’s share of the purchase price is $408.2 million, and the acquisition was initially funded with borrowings of $255.0 million on the Company’s unsecured revolving line of credit. The Property also contains 443,553 square feet of office space and 782 multifamily units. The Company will own 52% of the equity in the Joint Venture. The Company will be the operating member of the Joint Venture, and an affiliate of the Company will also act as property manager responsible for the day-to-day management of the Property; therefore, the Company will receive property management and leasing fees. Both members of the Joint Venture have substantive participation rights over major decisions that impact the economics and operations of the Joint Venture. The Company will account for the Joint Venture under the equity method as it has the ability to exercise influence but not control over the operating and financial policies of the Joint Venture.
NOTE 4. DISPOSITIONS
The Company did not sell any properties during the three months ended March 31, 2025 and 2024.
As of March 31, 2025, the Company had entered into a contract to sell Stoney Creek Commons, an 84,094 square foot multi-tenant retail property located in the Indianapolis MSA. This property qualified for held-for-sale accounting treatment upon meeting all applicable GAAP criteria during the quarter ended March 31, 2025, at which time depreciation and amortization ceased. In addition, the assets and liabilities associated with this property are separately classified as held for sale in the accompanying consolidated balance sheet as of March 31, 2025. Stoney Creek Commons was sold on April 4, 2025 for a gross sales price of $9.5 million, the proceeds of which are restricted for 180 days related to a potential Internal Revenue Code Section 1031 tax-deferred exchange (“1031 Exchange”).
We have also classified City Center, a 362,278 square foot multi-tenant retail property in the New York MSA, as held for sale since June 30, 2024 as the Company has committed to a plan to sell this asset and expects that the sale will be completed by June 30, 2025. This property qualified for held-for-sale accounting treatment upon meeting all applicable GAAP criteria as of June 30, 2024, at which time depreciation and amortization were ceased, and continues to meet the GAAP criteria for held-for-sale accounting treatment as of March 31, 2025. In addition, the assets and liabilities associated with this property remain separately classified as held for sale in the accompanying consolidated balance sheets as of March 31, 2025 and December 31, 2024.

The following table presents the assets and liabilities associated with Stoney Creek Commons and City Center, the investment properties classified as held for sale as of March 31, 2025. In addition, City Center was classified as held for sale as of December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Assets
Net investment properties	$73,317	$68,991

Tenant and other receivables	2,654	1,760
Restricted cash and escrow deposits	225	225
Deferred costs, net	2,746	2,634
Prepaid and other assets	741	181
Assets associated with investment properties held for sale	$79,683	$73,791

Liabilities
Accounts payable and accrued expenses	$903	$544
Deferred revenue and other liabilities	3,296	3,465
Liabilities associated with investment properties held for sale	$4,199	$4,009
There were no discontinued operations for the three months ended March 31, 2025 and 2024 as none of the dispositions or planned dispositions represented a strategic shift that has had, or will have, a material effect on our operations or financial results.
NOTE 5. DEFERRED COSTS AND INTANGIBLES, NET
Deferred costs consist primarily of acquired lease intangible assets, broker fees, and capitalized internal commissions incurred in connection with lease originations. Deferred leasing costs, lease intangibles and similar costs are amortized on a straight-line basis over the terms of the related leases. As of March 31, 2025 and December 31, 2024, deferred costs consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Acquired lease intangible assets	$324,784	$357,674
Deferred leasing costs and other	90,620	89,762
	415,404	447,436
Less: accumulated amortization	(182,371)	(206,589)
	$233,033	$240,847
Less: deferred costs associated with investment properties held for sale	(2,746)	(2,634)
Deferred costs, net	$230,287	$238,213
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

	Three Months Ended March 31,
	2025	2024
Amortization of deferred leasing costs, lease intangibles and other	$18,081	$21,278
Amortization of above-market lease intangibles	$1,954	$2,704

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
As of March 31, 2025 and December 31, 2024, deferred revenue, intangibles, net and other liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Unamortized in-place lease liabilities	$134,470	$142,035
Retainage payables and other	8,597	8,317
Tenant rents received in advance	29,066	32,176
Lease liabilities	66,504	67,037
	$238,637	$249,565
Less: deferred revenue associated with investment properties held for sale	(3,296)	(3,465)
Deferred revenue and other liabilities	$235,341	$246,100
The amortization of below-market lease intangibles is included as a component of “Rental income” in the accompanying consolidated statements of operations and comprehensive income and totaled $9.1 million and $5.0 million for the three months ended March 31, 2025 and 2024, respectively.
NOTE 7. MORTGAGE AND OTHER INDEBTEDNESS
The following table summarizes the Company’s indebtedness as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Mortgages payable	$146,885	$148,185
Senior unsecured notes	2,030,000	2,380,000
Unsecured term loans	700,000	700,000
Unsecured revolving line of credit	34,000	—
	2,910,885	3,228,185
Unamortized discounts and premiums, net	21,041	22,191
Unamortized debt issuance costs, net	(21,869)	(23,446)
Total mortgage and other indebtedness, net	$2,910,057	$3,226,930
Consolidated indebtedness, including weighted average interest rates and weighted average maturities as of March 31, 2025, considering the impact of interest rate swaps, is summarized below (dollars in thousands):

	Amount Outstanding	Ratio	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate debt(1)	$2,707,885	93%	4.09%	4.6
Variable rate debt(2)	203,000	7%	7.27%	1.8
Debt discounts, premiums and issuance costs, net	(828)	N/A	N/A	N/A
Mortgage and other indebtedness, net	$2,910,057	100%	4.31%	4.4
(1)Fixed rate debt includes the portion of variable rate debt that has been hedged by interest rate swaps. As of March 31, 2025, $700.0 million in variable rate debt is hedged to a fixed rate for a weighted average of 0.6 years.
(2)Variable rate debt includes the portion of fixed rate debt that has been hedged by interest rate swaps. As of March 31, 2025, $155.0 million in fixed rate debt is hedged to a floating rate for a weighted average of 0.4 years.

Mortgages Payable
The following table summarizes the Company’s mortgages payable (dollars in thousands):

	March 31, 2025			December 31, 2024
	Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity	Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate mortgages payable(1)	$132,885	5.11%	6.9	$133,585	5.10%	7.1
Variable rate mortgage payable(2)	14,000	6.47%	1.3	14,600	6.48%	1.6
Total mortgages payable	$146,885			$148,185
(1)The fixed rate mortgages had interest rates ranging from 3.75% to 5.73% as of March 31, 2025 and December 31, 2024.
(2)The interest rate on the variable rate mortgage is based on the Secured Overnight Financing Rate (“SOFR”) plus 215 basis points. The one-month SOFR rate was 4.32% and 4.33% as of March 31, 2025 and December 31, 2024, respectively.
Mortgages payable, which are secured by certain real estate and, in some cases, by guarantees from the Operating Partnership, are generally due in monthly installments of principal and interest and mature over various terms through 2033. During the three months ended March 31, 2025, we made scheduled principal payments of $1.3 million related to amortizing loans.
Unsecured Notes
The following table summarizes the Company’s senior unsecured notes and exchangeable senior notes (dollars in thousands):

		March 31, 2025		December 31, 2024
	Maturity Date	Balance	Interest Rate	Balance	Interest Rate
Senior notes – 4.00% due 2025	March 15, 2025	$—	—%	$350,000	4.00%
Senior notes – SOFR + 3.65% due 2025(1)	September 10, 2025	80,000	7.67%	80,000	7.70%
Senior notes – 4.08% due 2026	September 30, 2026	100,000	4.08%	100,000	4.08%
Senior notes – 4.00% due 2026	October 1, 2026	300,000	4.00%	300,000	4.00%
Senior exchangeable notes – 0.75% due 2027	April 1, 2027	175,000	0.75%	175,000	0.75%
Senior notes – SOFR + 3.75% due 2027(2)	September 10, 2027	75,000	7.77%	75,000	7.80%
Senior notes – 4.24% due 2028	December 28, 2028	100,000	4.24%	100,000	4.24%
Senior notes – 4.82% due 2029	June 28, 2029	100,000	4.82%	100,000	4.82%
Senior notes – 4.75% due 2030	September 15, 2030	400,000	4.75%	400,000	4.75%
Senior notes – 4.95% due 2031	December 15, 2031	350,000	4.95%	350,000	4.95%
Senior notes – 5.50% due 2034(3)	March 1, 2034	350,000	4.60%	350,000	4.60%
Total senior unsecured notes		$2,030,000		$2,380,000
(1)$80,000 of 4.47% senior unsecured notes due 2025 has been swapped to a variable rate of three-month SOFR plus 3.65% through September 10, 2025.
(2)$75,000 of 4.57% senior unsecured notes due 2027 has been swapped to a variable rate of three-month SOFR plus 3.75% through September 10, 2025.
(3)The coupon rate is 5.50%; however, as a result of hedging activities, the Company’s interest rate is 4.60%.
During the three months ended March 31, 2025, the Company repaid the $350.0 million principal balance of the 4.00% senior unsecured notes due 2025 using proceeds from the August 2024 public offering of $350.0 million in aggregate principal amount of 4.95% senior unsecured notes due 2031.

Unsecured Term Loans and Revolving Line of Credit
The following table summarizes the Company’s term loans and revolving line of credit (dollars in thousands):

		March 31, 2025		December 31, 2024
	Maturity Date	Balance	Interest Rate	Balance	Interest Rate
Unsecured term loan due 2026 – fixed rate(1)	July 17, 2026	$150,000	2.73%	$150,000	2.73%
Unsecured term loan due 2027 – fixed rate(2)	October 24, 2027	250,000	3.94%	250,000	3.94%
Unsecured term loan due 2029 – fixed rate(3)	July 29, 2029	300,000	3.72%	300,000	3.72%
Total unsecured term loans		$700,000		$700,000

Unsecured credit facility revolving line of credit – variable rate(4)	October 3, 2028	$34,000	5.56%	$—	5.64%
(1)$150,000 of SOFR-based variable rate debt has been swapped to a fixed rate of 1.68% plus a credit spread based on a ratings grid ranging from 0.75% to 1.60% through July 17, 2026. The applicable credit spread was 1.05% as of March 31, 2025 and December 31, 2024.
(2)$250,000 of SOFR-based variable rate debt has been swapped to a fixed rate of 2.99% plus a credit spread based on a ratings grid ranging from 0.75% to 1.60% through October 24, 2025. The applicable credit spread was 0.95% as of March 31, 2025 and December 31, 2024. The maturity date of the term loan may be extended by one one-year period at the Operating Partnership’s election, subject to certain conditions.
(3)$300,000 of SOFR-based variable rate debt has been swapped to a fixed rate of 2.47% plus a credit spread based on a ratings grid ranging from 1.15% to 2.20% through August 1, 2025. The applicable credit spread was 1.25% as of March 31, 2025 and December 31, 2024.
(4)The revolving line of credit can be extended for either one one-year period or up to two six-month periods at the Company’s election, subject to (i) customary representations and warranties, including, but not limited to, the absence of an event of default as defined in the unsecured credit agreement and (ii) payment of an extension fee equal to 0.075% of the revolving line of credit capacity.
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
Borrowings under the Revolving Facility bear interest at a rate per annum equal to SOFR plus a margin based on the Operating Partnership’s leverage ratio or credit rating, respectively, plus a facility fee based on the Operating Partnership’s leverage ratio or credit rating, respectively. The SOFR rate is also subject to an additional 0.10% spread adjustment. The Revolving Facility is currently priced on the leverage-based pricing grid. In accordance with the Credit Agreement, the credit spread set forth in the leverage grid resets quarterly based on the Company’s leverage, as calculated at the previous quarter end. The Company may irrevocably elect to convert to the ratings-based pricing grid at any time. As of March 31, 2025, making such an election would have resulted in a lower interest rate; however, the Company had not made the election to convert to the ratings-based pricing grid. As specified in the Third Amendment, in the event that the Company so elects to convert to the ratings-based pricing grid, the Company has the ability to obtain more favorable pricing in certain circumstances when its total leverage ratio is (x) less than or equal to 35.0% or (y) greater than 35.0% but less than or equal to 37.5% with respect to not more than one fiscal quarter following a period in which the condition described in clause (x) was satisfied (the “Leverage Toggle”). The Third Amendment also includes an adjustment to the sustainability-linked pricing provisions that allows the otherwise applicable interest rate margin to be reduced by up to two basis points (previously one basis point) if certain greenhouse gas emission reduction targets are achieved. The greenhouse gas emission reduction targets have not been achieved as of March 31, 2025.

The following table summarizes the key terms of the Revolving Facility as of March 31, 2025 (dollars in thousands):

				Leverage-Based Pricing		Investment-Grade Pricing
Credit Agreement	Maturity Date	Extension Options	Extension Fee	Credit Spread	Facility Fee	Credit Spread	Facility Fee	SOFR Adjustment
$1,100,000 unsecured revolving line of credit	10/3/2028	1 one-year or 2 six-month	0.075%	1.05%–1.50%	0.15%–0.30%	0.725%–1.40%	0.125%–0.30%	0.10%
The Operating Partnership’s ability to borrow under the Credit Agreement is subject to ongoing compliance by the Operating Partnership and its subsidiaries with various restrictive covenants, including with respect to liens, transactions with affiliates, dividends, mergers and asset sales. In addition, the Credit Agreement requires that the Operating Partnership satisfy certain financial covenants, including (i) a maximum leverage ratio; (ii) a minimum fixed charge coverage ratio; (iii) a maximum secured indebtedness ratio; (iv) a maximum unsecured leverage ratio; and (v) a minimum unencumbered interest coverage ratio. As of March 31, 2025, we were in compliance with all such covenants.
As of March 31, 2025, we had outstanding letters of credit totaling $4.5 million with no amounts advanced against these instruments.
Unsecured Term Loans
As of March 31, 2025, the Operating Partnership has the following unsecured term loans: (i) a $150.0 million unsecured term loan due July 2026 (the “$150M Term Loan”), (ii) a $250.0 million unsecured term loan due October 2027 (the “$250M Term Loan”), and (iii) the $300M Term Loan that matures in July 2029, each of which bears interest at a rate of SOFR plus a credit spread based on a ratings-based pricing grid. The loan agreement related to the $150M Term Loan includes a sustainability metric based on targeted greenhouse gas emission reductions, which results in a reduction of the otherwise applicable interest rate margin by one basis point upon achievement of targets set forth therein. The loan agreements related to the $250M Term Loan and the $300M Term Loan include the same Leverage Toggle for determining pricing and sustainability-linked pricing provisions as described above for the Third Amendment to the Credit Agreement. The greenhouse gas emission reduction targets have not been achieved as of March 31, 2025.
The following table summarizes the key terms of the unsecured term loans as of March 31, 2025 (dollars in thousands):

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
The Operating Partnership has the option to increase the $150M Term Loan to $250.0 million upon the Operating Partnership’s request, subject to certain conditions, including obtaining commitments from any one or more lenders, whether or not currently party to the term loan agreement, to provide such increased amounts. The Operating Partnership is permitted to prepay the $150M Term Loan in whole or in part at any time, without being subject to a prepayment fee.
The Operating Partnership has the option to increase the $250M Term Loan to $300.0 million, subject to certain conditions, including obtaining commitments from any one or more lenders, whether or not currently party to the term loan agreement, to provide such increased amounts. The Operating Partnership is permitted to prepay the $250M Term Loan in whole or in part, without premium or penalty.
The Operating Partnership is permitted to prepay the $300M Term Loan in whole or in part at any time, without premium or penalty.
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

Debt Issuance Costs
Debt issuance costs are amortized over the terms of the respective loans. The following amounts of amortization of debt issuance costs are included as a component of “Interest expense” in the accompanying consolidated statements of operations and comprehensive income (in thousands):

	Three Months Ended March 31,
	2025	2024
Amortization of debt issuance costs	$1,644	$929
Debt Discounts and Premiums
Debt discounts and premiums, including the related value of interest rate swaps that were assumed in the October 2021 merger with RPAI, are amortized over the terms of the respective loans. The following amounts of amortization are included as a component of “Interest expense” in the accompanying consolidated statements of operations and comprehensive income (in thousands):

	Three Months Ended March 31,
	2025	2024
Amortization of debt discounts, premiums and hedge instruments	$2,756	$3,756
In addition, the estimated amounts of the reduction to interest expense as of March 31, 2025 for each of the next five years and thereafter related to the amortization of debt discounts, premiums and assumed hedge instruments, assuming these instruments are held to maturity, are as follows (in thousands):

April 2025 through December 2025	$4,730
2026	5,832
2027	4,914
2028	4,904
2029	3,978
Thereafter	484
Total unamortized debt discounts, premiums and hedge instruments	$24,842
The following table reconciles total unamortized debt discounts, premiums and hedge instruments as of March 31, 2025 to the balance of unamortized discounts and premiums, net (in thousands):

Unamortized discounts and premiums on mortgages payable, senior unsecured notes and unsecured term loans	$23,610
Unamortized hedge instruments	1,232
Total unamortized debt discounts, premiums and hedge instruments	24,842
Unamortized hedge instruments (included in accumulated other comprehensive income)	(1,232)
Fair value of variable interest rate swaps	(2,569)
Unamortized discounts and premiums, net	$21,041
Fair Value of Fixed and Variable Rate Debt
As of March 31, 2025, the estimated fair value of fixed rate debt was $2.1 billion compared to the book value of $2.2 billion. The fair value was estimated using Level 2 and Level 3 inputs with cash flows discounted at current borrowing rates for similar instruments, which ranged from 5.48% to 6.65%. As of March 31, 2025, the estimated fair value of variable rate debt was $749.5 million compared to the book value of $748.0 million. The fair value was estimated using Level 2 and Level 3 inputs with cash flows discounted at a current borrowing rate for similar instruments of 5.47%.

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
The following table summarizes the terms and fair values of the Company’s derivative financial instruments that were designated and qualified as part of a hedging relationship as of March 31, 2025 and December 31, 2024 (dollars in thousands):

							Fair Value Assets (Liabilities)(1)
Type of Hedge	Number of Instruments	Aggregate Notional	Reference Rate	Interest Rate	Effective Date	Maturity Date	March 31, 2025	December 31, 2024
Cash Flow	Four	$250,000	SOFR	2.99%	12/1/2022	10/24/2025	$1,579	$2,307
Cash Flow	Two	100,000	SOFR	2.66%	8/1/2022	8/1/2025	529	884
Cash Flow	Two	200,000	SOFR	2.37%	11/22/2023	8/1/2025	1,251	2,101
Cash Flow	Three	150,000	SOFR	1.68%	8/15/2022	7/17/2026	4,051	5,316
		$700,000					$7,410	$10,608

Fair Value(2)	Two	$155,000	SOFR	SOFR + 3.70%	4/23/2021	9/10/2025	$(2,569)	$(3,937)
(1)Derivatives in an asset position are included within “Prepaid and other assets” and derivatives in a liability position are included within “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.
(2)The derivative agreements swap a blended fixed rate of 4.52% for a blended floating rate of three-month SOFR plus 3.70%.
These interest rate derivative agreements are the only assets or liabilities that we record at fair value on a recurring basis. The valuation of these assets and liabilities is determined using widely accepted techniques, including discounted cash flow analysis. These techniques consider the contractual terms of the derivatives (including the period to maturity) and use observable market-based inputs such as interest rate curves and implied volatilities. We also incorporate credit valuation adjustments into the fair value measurements to reflect non-performance risk on both our part and that of the respective counterparties.
We have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, although the credit valuation adjustments associated with our derivatives use Level 3 inputs such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. As of March 31, 2025 and December 31, 2024, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations are classified within Level 2 of the fair value hierarchy.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings. Approximately $2.6 million and $4.9 million was reclassified as a reduction to interest expense during the three months ended March 31, 2025 and 2024, respectively. As interest payments on our derivatives are made over the next 12 months, we estimate the decrease to interest expense to be approximately $10.8 million, assuming the current SOFR curve.
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
The following table presents information on the Company’s reported segment revenue, net operating income, and significant segment expenses that are provided to the CODM and included within the Company’s single reportable operating segment measure of profit or loss:

	Three Months Ended March 31,
	2025	2024
Revenue:
Minimum rent	$173,988	$161,045
Tenant reimbursements	46,213	43,577
Bad debt reserve	(2,076)	(589)
Other property-related revenue	1,640	841
Overage rent	1,048	1,780
Total revenue	220,813	206,654

Expenses:
Property operating – recoverable	25,798	23,763
Property operating – non-recoverable	3,661	4,009
Real estate taxes	27,604	26,373
Total expenses	57,063	54,145

Net operating income	163,750	152,509

Other (expense) income:
Other general and administrative expenses	(12,258)	(12,784)
Fee income	425	315
Depreciation and amortization	(98,231)	(100,379)
Interest expense	(32,954)	(30,364)
Equity in loss of unconsolidated subsidiaries	(607)	(420)
Gain on sale of unconsolidated property, net	—	2,325
Income tax expense of taxable REIT subsidiaries	(10)	(158)
Other income, net	4,058	3,628
Gain (loss) on sales of operating properties, net	91	(236)
Net income	24,264	14,436
Net income attributable to noncontrolling interests	(534)	(280)
Net income attributable to common shareholders	$23,730	$14,156

NOTE 10. SHAREHOLDERS’ EQUITY
Distributions
Our Board of Trustees declared a cash distribution of $0.27 per common share and Common Unit for the first quarter of 2025. This distribution was paid on April 16, 2025 to common shareholders and common unitholders of record as of April 9, 2025.
For the three months ended March 31, 2024, we declared a cash distribution of $0.25 per common share and Common Unit.
Share Repurchase Program
The Company has an existing share repurchase program under which it may repurchase, from time to time, up to a maximum of $300.0 million of its common shares (the “Share Repurchase Program”). The Company intends to fund any future repurchases under the Share Repurchase Program with cash on hand or availability under the Revolving Facility, subject to any applicable restrictions. The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will depend upon prevailing market conditions, regulatory requirements, and other factors. In January 2025, the Company extended the Share Repurchase Program for an additional year to February 28, 2026, if not terminated or extended prior to that date. As of March 31, 2025, the Company has not repurchased any shares under the Share Repurchase Program.
NOTE 11. EARNINGS PER SHARE OR UNIT
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
Potentially dilutive securities include (i) outstanding options to acquire common shares; (ii) Limited Partner Units, which may be exchanged for either cash or common shares at the Parent Company’s option and under certain circumstances; (iii) Appreciation Only Long-Term Incentive Plan Units; (iv) deferred common share units, which may be credited to the personal accounts of members of the Board of Trustees in lieu of compensation paid in cash or the issuance of common shares to such trustees, and (v) common shares issuable upon the exchange of the Company’s Exchangeable Notes. The Company calculates the potential dilutive effect of the Exchangeable Notes under the if-converted method, which considers only the amounts settled in excess of the principal in diluted earnings per share as the principal must be paid in cash. Limited Partner Units have been omitted from the Parent Company’s denominator for the purpose of computing diluted earnings per share since the effect of including those amounts in the denominator would have no dilutive impact. Weighted average Limited Partner Units outstanding were 4.5 million and 3.6 million for the three months ended March 31, 2025 and 2024, respectively.
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
In 2021, we provided repayment and completion guarantees on loans totaling $66.2 million associated with the development of The Corner mixed-use project in the Indianapolis MSA. As of March 31, 2025, the outstanding balance of the loans was $68.4 million, of which our share was $34.2 million.
As of March 31, 2025, we had outstanding letters of credit totaling $4.5 million with no amounts advanced against these instruments.

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
NOTE 13. SUBSEQUENT EVENTS
Subsequent to March 31, 2025:
•we closed on the disposition of Stoney Creek Commons, an 84,094 square foot multi-tenant retail property in the Indianapolis MSA, which was classified as held for sale as of March 31, 2025, for a gross sales price of $9.5 million. The proceeds are restricted for 180 days related to a potential 1031 Exchange; and
•the Joint Venture with GIC closed on the acquisition of Legacy West, a 344,076 square foot operating retail property in the Dallas/Ft. Worth MSA, for a gross purchase price of $785.0 million, including the assumption of $304.0 million of debt. The Company’s share of the purchase price is $408.2 million, and the acquisition was initially funded with borrowings of $255.0 million on the Company’s unsecured revolving line of credit. See Note 3 for further details.

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
Risks, uncertainties and other factors that might cause such differences, some of which could be material, include but are not limited to:
•economic, business, banking, real estate and other market conditions, particularly in connection with low or negative growth in the U.S. economy as well as economic uncertainty (including from an economic slowdown or recession, disruptions related to tariffs and other trade or sanction issues, rising interest rates, inflation, unemployment, or limited growth in consumer income or spending);
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
•other factors affecting the real estate industry generally; and
•other risks identified in this Quarterly Report on Form 10-Q and, from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”) or in other documents that we publicly disseminate, including, in particular, the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
As of March 31, 2025, we own interests in 180 operating retail properties totaling approximately 27.8 million square feet, excluding two operating retail properties classified as held for sale as of March 31, 2025, and two office properties with 0.4 million square feet. Of the 180 operating retail properties, 10 contain an office component. We also own interests in one development project under construction as of March 31, 2025 and an additional two properties with future redevelopment opportunities.
Inflation and Tariffs
We continue to monitor the impact of inflation and tariffs on our operating and financial performance. Although inflation has moderated significantly from peak levels experienced during 2022, inflation may increase in the near future given the recent enactment of tariffs on all imported goods and targeting specific countries by the U.S. government. These tariffs may lead to higher prices for many of the products that our tenants sell, potentially reducing consumer demand and spending and impacting our tenants’ sales volume. This, in turn, could put downward pricing pressure on rents that we are able to charge to new or renewing tenants, such that rent spreads and, in some cases, our percentage rents could be impacted. Additionally, uncertainty regarding the scope and duration of the current and potential tariffs can lead to significant business uncertainty, affecting our tenants’ strategic planning and store expansion plans. Many of our leases contain provisions designed to mitigate the adverse impact of inflation, including stated rent increases and requirements for tenants to pay a share of operating expenses, including common area maintenance, real estate taxes, insurance, or other operating expenses related to the maintenance of our properties, with escalation clauses in most leases. Over the past two years, we have made significant progress in executing leases that include higher fixed-rent increases while also including consumer price index-based, anti-gouging protection for tenants. However, the stated rent increases or limits on such tenant’s obligation to pay its share of operating expenses could be lower than the increase in inflation at any given time. Inflation may also increase labor or other general and administrative expenses, which cannot be easily reduced.

Historically, economic indicators such as GDP growth, consumer confidence, and employment have been correlated with demand for certain of our tenants’ products and services. An economic recession could, among other impacts, increase the number of our tenants that are unable to meet their lease obligations to us and limit the demand from new tenants for space in our properties.
Operating Activity
During the first quarter of 2025, we executed new and renewal leases on 182 individual spaces totaling 843,829 square feet (13.7% cash leasing spread on 126 comparable leases). New leases were signed on 58 individual spaces for 169,703 square feet of gross leasable area (“GLA”) (15.6% cash leasing spread on 26 comparable leases), while non-option renewal leases were signed on 91 individual spaces for 331,781 square feet of GLA (20.1% cash leasing spread on 67 comparable leases) and option renewals were signed on 33 individual spaces for 342,345 square feet of GLA (7.0% cash leasing spread). The blended cash spread for comparable new and non-option renewal leases was 18.7%. Comparable new and renewal leases are defined as those for which the space was occupied by a tenant within the last 12 months.
Results of Operations
The comparability of results of operations for the three months ended March 31, 2025 and 2024 is affected by our development, redevelopment, and operating property acquisition and disposition activities during these periods. Therefore, we believe it is most useful to review the comparisons of our results of operations for these periods in conjunction with the discussion of our activities during those periods, which is set forth below.
Acquisitions
The following operating properties were acquired during the period from January 1, 2024 through March 31, 2025:

Property Name	MSA	Acquisition Date	GLA
Parkside West Cobb	Atlanta	August 30, 2024	141,627
Village Commons	Miami	January 15, 2025	170,976
Subsequent to March 31, 2025, we acquired a 52% interest in Legacy West, a 344,076 square foot, mixed-use operating retail property in the Dallas/Ft. Worth MSA, in a joint venture with GIC for a gross purchase price of $785.0 million, including the assumption of $304.0 million of debt with an interest rate of 3.80%. Our share of the purchase price is $408.2 million. Legacy West also contains 443,553 square feet of office space and 782 multifamily units.
Dispositions
The following operating property was sold during the period from January 1, 2024 through March 31, 2025:

Property Name	MSA	Disposition Date	GLA
Ashland & Roosevelt	Chicago	May 31, 2024	104,176
In addition to the above disposition, Stoney Creek Commons, an 84,094 square foot multi-tenant retail property in the Indianapolis MSA, is classified as held for sale as of March 31, 2025 and was sold on April 4, 2025.
In January 2024, the joint venture that owned Glendale Center Apartments, of which we have an 11.5% ownership interest, sold the 267-unit property to a third party. Glendale Center Apartments is adjacent to our Glendale Town Center operating retail property in the Indianapolis MSA.

Development and Redevelopment Projects
The following properties were under active development or redevelopment at various times during the period from January 1, 2024 through March 31, 2025 and removed from our operating portfolio:

Project Name	MSA	Transition to Development or Redevelopment(1)	Transition to Operating Portfolio	GLA
Active Projects
One Loudoun Expansion(2)	Washington, D.C.	September 2024	Pending	119,000

Future Opportunities
Hamilton Crossing Centre(3)(4)	Indianapolis	June 2014	Pending	92,283
Edwards Multiplex – Ontario(3)	Los Angeles	March 2023	Pending	124,614

Completed Projects
Carillon medical office building(5)	Washington, D.C.	October 2021	December 2024	125,277
The Corner – IN(6)	Indianapolis	December 2015	March 2025	23,776
(1)Transition date represents the date the property was transferred from our operating portfolio into redevelopment status. For legacy Retail Properties of America, Inc. (“RPAI”) projects, the transition date represents the later of the date of the closing of the merger (October 2021) and the date the project was transferred into redevelopment status.
(2)The property is comprised of the development project (which has been excluded from the Company’s same property pool due to the ongoing development) and the remaining retail operating portion of the property (which is included in the Company’s same property pool as of March 31, 2025).
(3)This property has been identified as a redevelopment property and is not included in the operating portfolio or the same property pool. The redevelopment project at Hamilton Crossing Centre will include the creation of a mixed-used development.
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
(6)This property is included in the operating portfolio and is not included in the same property pool.
In addition, in December 2024, the Company disposed of the first phase of a land parcel and the rights to develop 24 residential units at One Loudoun Expansion in the Washington, D.C. MSA. The Company is under contract to sell the remaining land and the rights to develop an additional 54 residential units, which are expected to close in phases through 2026.

Comparison of Operating Results for the Three Months Ended March 31, 2025 to the Three Months Ended March 31, 2024
The following table reflects changes in the components of our consolidated statements of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Revenue:
Rental income	$219,172	$205,813	$13,359
Other property-related revenue	2,165	1,311	854
Fee income	425	315	110
Total revenue	221,762	207,439	14,323

Expenses:
Property operating	29,826	28,081	1,745
Real estate taxes	27,761	26,534	1,227
General, administrative and other	12,258	12,784	(526)
Depreciation and amortization	98,231	100,379	(2,148)
Total expenses	168,076	167,778	298

Gain (loss) on sales of operating properties, net	91	(236)	327

Operating income	53,777	39,425	14,352
Other (expense) income:
Interest expense	(32,954)	(30,364)	(2,590)
Income tax expense of taxable REIT subsidiaries	(10)	(158)	148
Equity in loss of unconsolidated subsidiaries	(607)	(420)	(187)
Gain on sale of unconsolidated property, net	—	2,325	(2,325)
Other income, net	4,058	3,628	430
Net income	24,264	14,436	9,828
Net income attributable to noncontrolling interests	(534)	(280)	(254)
Net income attributable to common shareholders	$23,730	$14,156	$9,574

Property operating expense to total revenue ratio	13.4%	13.5%
Rental income (including tenant reimbursements) increased $13.4 million, or 6.5%, due to the following (in thousands):

Net Change Three Months Ended March 31, 2024 to 2025
Properties or components of properties sold or held for sale during 2024 and/or 2025	$(127)
Properties under redevelopment or acquired during 2024 and/or 2025	2,114
Properties fully operational during 2024 and 2025 and other	11,372
Total	$13,359
The net increase of $11.4 million in rental income for properties that were fully operational during 2024 and 2025 is primarily due to increases in the following: (i) base minimum rent of $6.6 million due to contractual rent changes and improving occupancy, (ii) lease termination income of $4.8 million, and (iii) tenant reimbursements of $2.2 million due to higher recoverable common area maintenance expenses. These variances were partially offset by an increase in bad debt expense of $1.4 million and a decrease in overage rent of $0.6 million and ancillary income of $0.2 million. The occupancy of the fully operational properties increased from 91.2% for the three months ended March 31, 2024 to 91.9% for the three months ended March 31, 2025.
Other property-related revenue primarily consists of parking revenues, gains on the sale of land, and other miscellaneous activity. This revenue increased by $0.9 million primarily as a result of the receipt of $0.7 million of insurance proceeds during the three months ended March 31, 2025 related to a hail storm at one of our properties.

We recorded fee income of $0.4 million and $0.3 million during the three months ended March 31, 2025 and 2024, respectively, from property management and development services provided to third parties and unconsolidated joint ventures. The increase in fee income is primarily related to development fees earned related to phase two of the development of a corporate campus for Republic Airways at Hamilton Crossing Centre.
Property operating expenses increased $1.7 million, or 6.2%, due to the following (in thousands):

Net Change Three Months Ended March 31, 2024 to 2025
Properties or components of properties sold or held for sale during 2024 and/or 2025	$64
Properties under redevelopment or acquired during 2024 and/or 2025	310
Properties fully operational during 2024 and 2025 and other	1,371
Total	$1,745
The net increase of $1.4 million in property operating expenses for properties that were fully operational during 2024 and 2025 is primarily due to increases in the following: (i) snow removal expenses of $0.8 million, (ii) insurance expenses of $0.6 million, and (iii) utilities of $0.2 million. As a percentage of revenue, property operating expenses decreased from 13.5% to 13.4% due to an increase in revenue in 2025.
Real estate taxes increased $1.2 million, or 4.6%, due to the following (in thousands):

Net Change Three Months Ended March 31, 2024 to 2025
Properties or components of properties sold or held for sale during 2024 and/or 2025	$(267)
Properties under redevelopment or acquired during 2024 and/or 2025	311
Properties fully operational during 2024 and 2025 and other	1,183
Total	$1,227
The net increase of $1.2 million in real estate taxes for properties that were fully operational during 2024 and 2025 is primarily due to higher real estate tax assessments at certain properties in the portfolio in 2025 and a decrease in real estate tax refunds received during the three months ended March 31, 2025. The majority of real estate tax expense is recoverable from tenants and such recovery is reflected within “Rental income” in the accompanying consolidated statements of operations and comprehensive income.
General, administrative and other expenses decreased $0.5 million, or 4.1%, primarily due to lower costs incurred related to travel and a decrease in corporate communication expenses in 2025.
Depreciation and amortization expense decreased $2.1 million, or 2.1%, due to the following (in thousands):

Net Change Three Months Ended March 31, 2024 to 2025
Properties or components of properties sold or held for sale during 2024 and/or 2025	$(2,466)
Properties under redevelopment or acquired during 2024 and/or 2025	664
Properties fully operational during 2024 and 2025 and other	(346)
Total	$(2,148)
The net decrease of $0.3 million in depreciation and amortization at properties that were fully operational during 2024 and 2025 is primarily due to the timing of placing assets in service and writing-off tenant-related assets as a result of tenant move-outs along with certain assets acquired in the October 2021 merger with RPAI that became fully depreciated in 2024.
Interest expense increased $2.6 million, or 8.5%, primarily due to interest incurred on the $350.0 million in aggregate principal amount of 4.95% senior unsecured notes due 2031 (the “Notes Due 2031”) issued in August 2024 and less favorable interest rate swaps in 2025 compared to the prior year, partially offset by a decrease in interest incurred on the unsecured term loans.

During the three months ended March 31, 2024, we recognized a $2.3 million gain on sale of unconsolidated property related to our share of the gain on the sale of Glendale Center Apartments. No such gain was recorded during the three months ended March 31, 2025.
Other income, net increased $0.4 million primarily due to an increase in interest income earned during the three months ended March 31, 2025.
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
For the three months ended March 31, 2025, the Same Property Pool excludes the following:
•properties acquired or placed in service during 2024 and 2025;
•The Corner – IN, which was reclassified from active development into our operating portfolio in March 2025;
•our active development at One Loudoun Expansion;
•Hamilton Crossing Centre and Edwards Multiplex – Ontario, which were reclassified from our operating portfolio into redevelopment in June 2014 and March 2023, respectively;
•properties sold or classified as held for sale during 2024 and 2025; and
•office properties, including Carillon medical office building, which was reclassified from active redevelopment into our office portfolio in December 2024.

The following table presents Same Property NOI and a reconciliation to net income (loss) attributable to common shareholders for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Number of properties in Same Property Pool for the period(1)	177	177

Leased percentage at period end	93.8%	94.4%
Economic occupancy percentage at period end	91.2%	91.1%
Economic occupancy percentage(2)	91.9%	91.2%

Same Property NOI	$147,930	$143,524	3.1%

Reconciliation of Same Property NOI to most directly comparable GAAP measure:
Net operating income – same properties	$147,930	$143,524
Net operating income – non-same activity(3)	15,820	8,985
Total property NOI	163,750	152,509	7.4%
Other income, net	3,866	3,365
General, administrative and other	(12,258)	(12,784)
Depreciation and amortization	(98,231)	(100,379)
Interest expense	(32,954)	(30,364)
Gain (loss) on sales of operating properties, net	91	(236)
Gain on sale of unconsolidated property, net	—	2,325
Net income attributable to noncontrolling interests	(534)	(280)
Net income attributable to common shareholders	$23,730	$14,156
(1)Same Property NOI excludes the following: (i) properties acquired or placed in service during 2024 and 2025; (ii) The Corner – IN, which was reclassified from active development into our operating portfolio in March 2025; (iii) our active development project at One Loudoun Expansion; (iv) Hamilton Crossing Centre and Edwards Multiplex – Ontario, which were reclassified from our operating portfolio into redevelopment in June 2014 and March 2023, respectively; (v) properties sold or classified as held for sale during 2024 and 2025; and (vi) office properties, including Carillon medical office building, which was reclassified from active redevelopment into our office portfolio in December 2024.
(2)Excludes leases that are signed but for which tenants have not yet commenced the payment of cash rent; calculated as a weighted average based on the timing of cash rent commencement and expiration during the period.
(3)Includes non-cash activity across the portfolio as well as NOI from properties not included in the same property pool, including properties sold during both periods.
Our Same Property NOI increased 3.1% for the three months ended March 31, 2025 compared to the same period of the prior year primarily due to contractual rent growth, partially offset by higher bad debt expense.
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
From time to time, we may report or provide guidance with respect to “FFO, as adjusted,” which removes the impact of certain non-recurring and non-operating transactions or other items the Company does not consider to be representative of its core operating results, including, without limitation, (i) gains or losses associated with the early extinguishment of debt, (ii) gains or losses associated with litigation involving the Company that is not in the normal course of business, (iii) merger and acquisition costs, (iv) the impact on earnings from employee severance, (v) the excess of redemption value over carrying value of preferred stock redemption, and (vi) the impact of prior period bad debt or the collection of accounts receivable previously written off (“prior period collection impact”), which are not otherwise adjusted in our calculation of FFO.
Core Funds From Operations (“Core FFO”) is a non-GAAP financial measure of operating performance that modifies FFO for certain non-cash transactions that result in recording income or expense and impact our period-over-period performance, including (i) amortization of deferred financing costs, (ii) non-cash compensation expense and other, (iii) straight-line rent related to minimum rent and common area maintenance, (iv) market rent amortization income, and (v) amortization of debt discounts, premiums and hedge instruments. We believe that Core FFO is useful to investors in evaluating our core cash flow-generating operations by adjusting for items that we do not consider to be part of our core business operations, allowing for comparison of our core operating performance between periods. Core FFO should not be considered as an alternative to net income as an indicator of our performance or as an alternative to cash flow as a measure of liquidity or our ability to make distributions. Our computation of Core FFO may differ from the methodology for calculating Core FFO used by other REITs and therefore may not be comparable to such other REITs.
Our calculations of FFO and reconciliation to net income and Core FFO for the three months ended March 31, 2025 and 2024 (unaudited) are as follows (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Net income	$24,264	$14,436
Less: net income attributable to noncontrolling interests in properties	(70)	(67)
Less/add: (gain) loss on sales of operating properties, net	(91)	236
Less: gain on sale of unconsolidated property, net	—	(2,325)
Add: depreciation and amortization of consolidated and unconsolidated entities, net of noncontrolling interests	98,677	100,560
FFO of the Operating Partnership(1)	122,780	112,840
Less: Limited Partners’ interests in FFO	(2,463)	(1,822)
FFO attributable to common shareholders(1)	$120,317	$111,018
FFO per share of the Operating Partnership – diluted	$0.55	$0.50

Reconciliation of FFO to Core FFO
FFO of the Operating Partnership(1)	$122,780	$112,840
Add:
Amortization of deferred financing costs	1,644	929
Non-cash compensation expense and other	2,516	2,722
Less:
Straight-line rent – minimum rent and common area maintenance	2,578	3,125
Market rent amortization income	3,542	2,267
Amortization of debt discounts, premiums and hedge instruments	2,756	3,756
Core FFO of the Operating Partnership	$118,064	$107,343
Core FFO per share of the Operating Partnership – diluted	$0.53	$0.48
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
The following table presents a reconciliation of our EBITDA, Adjusted EBITDA, and Annualized Adjusted EBITDA to net income (the most directly comparable GAAP measure) and a calculation of Net Debt to Adjusted EBITDA (in thousands):

Three Months Ended March 31, 2025
Net income	$24,264
Depreciation and amortization	98,231
Interest expense	32,954
Income tax expense of taxable REIT subsidiaries	10
EBITDA	155,459
Unconsolidated EBITDA, as adjusted	717
Gain on sales of operating properties, net	(91)
Other income and expense, net	(3,451)
Noncontrolling interests	(198)
Adjusted EBITDA	$152,436

Annualized Adjusted EBITDA(1)	$609,744

Company share of Net Debt:
Mortgage and other indebtedness, net	$2,910,057
Add: Company share of unconsolidated joint venture debt	44,575
Add: debt discounts, premiums and issuance costs, net	828
Less: Partner share of consolidated joint venture debt(2)	(9,789)
Company’s consolidated debt and share of unconsolidated debt	2,945,671
Less: cash, cash equivalents and restricted cash	(57,205)
Company share of Net Debt	$2,888,466
Net Debt to Adjusted EBITDA	4.7x
(1)Represents Adjusted EBITDA for the three months ended March 31, 2025 (as shown in the table above) multiplied by four.
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
As of March 31, 2025, we had approximately $49.1 million in cash and cash equivalents on hand, $5.8 million in restricted cash and escrow deposits, and $1.1 billion of remaining availability under the $1.1 billion unsecured revolving credit facility (the “Revolving Facility”) compared to $80.0 million of debt maturities over the next 12 months. During the three months ended March 31, 2025, we repaid the $350.0 million principal balance of the 4.00% senior unsecured notes that matured on March 15, 2025 using proceeds from Notes Due 2031. We believe we will have adequate liquidity over the next 12 months and beyond to operate our business and meet our cash requirements.
We derive the majority of our revenue from tenants who lease space from us under existing lease agreements at each of our properties. Therefore, our ability to generate cash from operations is dependent upon the rents that we are able to charge and collect from our tenants. While we believe that the nature of the properties in which we typically invest—primarily neighborhood and community shopping centers—provides a relatively stable revenue flow, an economic downturn, instability in the banking sector, tenant bankruptcies, inflation, tariffs, labor shortages, supply chain constraints, severe weather events, and/or increasing energy prices and interest rates, among other events, could adversely affect the ability of some of our tenants to meet their lease obligations.
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
As of March 31, 2025, we had $1.1 billion available under the Revolving Facility for future borrowings. We also had $49.1 million in cash and cash equivalents as of March 31, 2025.
We were in compliance with all applicable financial covenants under the Revolving Facility, unsecured term loans and senior unsecured notes as of March 31, 2025.
On June 7, 2024, the Company filed a shelf registration statement with the SEC on Form S-3, which is effective for a term of three years, relating to the offer and sale, from time to time, of an indeterminate amount of equity and debt securities. Equity securities may be offered and sold by the Parent Company, and the net proceeds of any such offerings would be contributed to the Operating Partnership in exchange for additional General Partner Units. Debt securities may be offered and sold by the Operating Partnership with the Operating Partnership receiving the proceeds. From time to time, we may issue securities under this shelf registration statement for general corporate purposes, which may include acquisitions of additional properties, repayment of outstanding indebtedness, capital expenditures, the expansion, redevelopment, and/or improvement of properties in our portfolio, working capital, and other general purposes.
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

Our Principal Liquidity Needs
Short-Term Liquidity Needs
Near-Term Debt Maturities. As of March 31, 2025, we have no secured debt, excluding scheduled monthly principal payments, and $80.0 million of unsecured debt scheduled to mature over the next 12 months. We believe we have sufficient liquidity to repay this obligation through a combination of cash flows generated from operations, capital markets transactions, and borrowings on the Revolving Facility.
Other Short-Term Liquidity Needs. The requirements for qualifying as a REIT and for a tax deduction for some or all of the dividends paid to shareholders necessitate that we distribute at least 90% of our taxable income on an annual basis. Such requirements cause us to have substantial liquidity needs over both the short and long term. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our operating properties, scheduled interest and principal payments on our debt of approximately $105.0 million and $3.9 million, respectively, for the remainder of 2025, expected dividend payments to our common shareholders and common unit holders, and recurring capital expenditures.
In February 2025, our Board of Trustees declared a cash distribution of $0.27 per common share and Common Unit for the first quarter of 2025. This distribution was paid on April 16, 2025 to common shareholders and common unit holders of record as of April 9, 2025. Future distributions, if any, are at the discretion of the Board of Trustees, who will continue to evaluate our sources and uses of capital, liquidity position, operating fundamentals, maintenance of our REIT qualification, and other factors they may deem relevant. We believe we have sufficient liquidity to pay any dividend from available cash on hand and borrowings on the Revolving Facility.
Other short-term liquidity needs include expenditures for tenant improvements, external leasing commissions, and recurring capital expenditures. During the three months ended March 31, 2025, we incurred $6.3 million for recurring capital expenditures on operating properties and $31.3 million for tenant improvements and external leasing commissions, which includes costs to re-lease anchor space at our operating properties related to tenants open and operating as of March 31, 2025 (excluding development and redevelopment properties). We currently anticipate incurring approximately $130 million of additional major tenant improvement costs related to executed leases for tenants not yet open at a number of our operating properties over the next 12 to 24 months. We believe we have the ability to fund these costs through cash flows generated from operations or borrowings on the Revolving Facility.
During the three months ended March 31, 2025, we completed major development construction activities at The Corner – IN and reclassified the property from active development into our operating portfolio in March 2025. As of March 31, 2025, the retail and office portions of the expansion project at One Loudoun Downtown (the “One Loudoun Expansion”), our mixed-use lifestyle center in the Washington, D.C. MSA, was under construction. Our share of the total estimated costs for this project is approximately $81.0 million to $91 million, of which our share of the expected funding requirement is approximately $65.0 million to $75.0 million. As of March 31, 2025, we have incurred $4.0 million of these costs. We anticipate incurring the majority of the remaining costs for this project over the next 12 to 24 months and believe we have the ability to fund this project through cash flows generated from operations or borrowings on the Revolving Facility.
Share Repurchase Program
The Company has an existing share repurchase program under which it may repurchase, from time to time, up to a maximum of $300.0 million of its common shares (the “Share Repurchase Program”). The Company intends to fund any future repurchases under the Share Repurchase Program with available cash on hand or availability under the Revolving Facility, subject to any applicable restrictions. The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will depend upon prevailing market conditions, regulatory requirements, and other factors. In January 2025, the Company extended the Share Repurchase Program for an additional year to February 28, 2026, if not terminated or extended prior to that date. As of March 31, 2025, the Company has not repurchased any shares under the Share Repurchase Program.
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
Commitments under Ground Leases. We are obligated under 12 ground leases for approximately 98 acres of land as of March 31, 2025. Most of these ground leases require fixed annual rent payments, and the expiration dates of the remaining initial terms of these ground leases range from August 2025 to 2092. Assuming we exercise all available options to extend the terms of our ground leases, our ground leases will expire between 2045 and 2115.
Capital Expenditures on Consolidated Properties
The following table summarizes cash capital expenditures for our development and redevelopment projects and other capital expenditures for the three months ended March 31, 2025 (in thousands):

Three Months Ended March 31, 2025
Active development and redevelopment projects	$1,493
Recurring operating capital expenditures (primarily tenant improvements) and other	32,870
Total	$34,363
We capitalize certain indirect costs such as interest, payroll, and other general and administrative costs related to these development activities. If we had experienced a 10% reduction in development and redevelopment activities without a corresponding decrease in indirect project costs, we would have recorded additional expense of $0.1 million for the three months ended March 31, 2025.
Debt Maturities
The following table summarizes the scheduled maturities and principal amortization of the Company’s indebtedness as of March 31, 2025, presented on a calendar year basis (in thousands):

	Secured Debt
	Scheduled Principal Payments	Term Maturities	Unsecured Debt	Total
2025	$3,948	$—	$80,000	$83,948
2026	4,581	10,600	550,000	565,181
2027	3,120	—	500,000	503,120
2028	3,757	—	134,000	137,757
2029	4,324	—	400,000	404,324
Thereafter	23,767	92,788	1,100,000	1,216,555
	$43,497	$103,388	$2,764,000	$2,910,885
Debt discounts, premiums and issuance costs, net				(828)
Total				$2,910,057
Failure to comply with the obligations under our debt agreements, including payment obligations, could cause an event of default under such debt, which, among other things, could result in the loss of title to the assets securing the debt, acceleration of the payment of all principal and interest and/or termination of the agreements, or exposure to the risk of foreclosure. In addition, certain of our variable rate loans contain cross-default provisions whereby a violation by the Company of any financial covenant set forth in the Revolving Facility will constitute an “Event of Default” under the loans, which could allow the lenders to accelerate the amounts due under our debt agreements if we fail to satisfy these financial covenants. See Item 1A. “Risk Factors – Risks Related to Our Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024 for more information related to the risks associated with our indebtedness.
Impact of Changes in Credit Ratings on Our Liquidity
We have received investment-grade corporate credit ratings from three nationally recognized credit rating agencies. These ratings did not change as of March 31, 2025.
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
Cash Flows
As of March 31, 2025, we had cash, cash equivalents and restricted cash of $54.9 million. We may be subject to concentrations of credit risk with regard to our cash and cash equivalents. We place our cash and short-term investments with highly rated financial institutions. While we attempt to limit our exposure at any point in time, occasionally such cash and investments may temporarily exceed the Federal Deposit Insurance Corporation (“FDIC”) and the Securities Investor Protection Corporation (“SIPC”) insurance limits. We also maintain certain compensating balances in several financial institutions in support of borrowings from those institutions. Such compensating balances were not material to the accompanying consolidated balance sheets.
Comparison of the Three Months Ended March 31, 2025 to the Three Months Ended March 31, 2024
The following table summarizes our cash flow activities (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Net cash provided by operating activities	$74,060	$53,581	$20,479
Net cash provided by (used in) investing activities	227,837	(289,338)	517,175
Net cash (used in) provided by financing activities	(380,317)	283,291	(663,608)
(Decrease) increase in cash, cash equivalents and restricted cash	(78,420)	47,534	(125,954)
Cash, cash equivalents and restricted cash, at beginning of period	133,552	41,430
Cash, cash equivalents and restricted cash, at end of period	$55,132	$88,964
Cash provided by operating activities was $74.1 million for the three months ended March 31, 2025 and $53.6 million for the same period of 2024. The cash flows were positively impacted by an increase in net operating income and changes to other working capital accounts.
Cash provided by investing activities was $227.8 million for the three months ended March 31, 2025 compared to cash used in investing activities of $289.3 million for the same period of 2024. Highlights of significant cash sources and uses in investing activities are as follows:
•We received $350.0 million in principal upon maturity of the short-term certificates of deposit in February 2025 during the three months ended March 31, 2025;
•We invested $265.0 million of proceeds from the January 2024 public offering of $350.0 million in aggregate principal amount of 5.50% senior unsecured notes due 2034 (the “Notes Due 2034”) in short-term certificates of deposit during the three months ended March 31, 2024;
•We acquired Village Commons and made an acquisition deposit related to the purchase of Legacy West for $78.3 million during the three months ended March 31, 2025. We did not acquire any properties during the three months ended March 31, 2024;
•Capital expenditures increased by $6.2 million primarily related to the timing of capital projects along with a change in construction payables of $7.8 million for the three months ended March 31, 2025;

•We contributed $2.0 million to an unconsolidated joint venture during the three months ended March 31, 2025 related to our share of a developer fee and debt service on the construction loan at The Corner – IN, of which we own a 50% interest;
•We received net proceeds of $1.8 million from the sale of land at Broadstone Station during the three months ended March 31, 2024. We did not sell any land during the three months ended March 31, 2025; and
•We received a $1.6 million distribution upon the joint venture’s disposition of Glendale Center Apartments, of which we own an 11.5% interest, to a third party during the three months ended March 31, 2024.
Cash used in financing activities was $380.3 million for the three months ended March 31, 2025 compared to cash provided by financing activities of $283.3 million for the same period of 2024. Highlights of significant cash sources and uses in financing activities are as follows:
•We borrowed $103.0 million on the Revolving Facility during the three months ended March 31, 2025 compared to the receipt of $345.3 million of proceeds from the Notes Due 2034 and borrowings of $40.0 million on the Revolving Facility during the three months ended March 31, 2024;
•We repaid the following during the three months ended March 31, 2025: (i) $350.0 million principal balance of the 4.00% senior unsecured notes that matured on March 15, 2025, (ii) $69.0 million of borrowings on the Revolving Facility, and (iii) $1.3 million of mortgages payable compared to the following repayments during the three months ended March 31, 2024: (i) $40.0 million of borrowings on the Revolving Facility and (ii) $1.3 million of mortgages payable; and
•We made distributions to common shareholders and holders of common partnership interests in the Operating Partnership of $61.8 million during the three months ended March 31, 2025 compared to distributions of $55.7 million during the three months ended March 31, 2024.
Critical Accounting Estimates
We based the discussion and analysis of our financial condition and results of operations upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There were no changes made by management to the critical accounting policies in the three months ended March 31, 2025. We discuss the most critical estimates in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 12, 2025.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk Related to Fixed and Variable Rate Debt
As of March 31, 2025, we had $2.9 billion of outstanding consolidated indebtedness (inclusive of net unamortized debt discounts, premiums and issuance costs of $0.8 million). In addition, we were party to various consolidated interest rate hedge agreements totaling $855.0 million with maturities over various terms through 2026. Reflecting the effects of these hedge agreements, our fixed and variable rate debt would have been $2.7 billion (93%) and $203.0 million (7%), respectively, of our total consolidated indebtedness as of March 31, 2025.
As of March 31, 2025, we had $550.0 million of fixed rate debt scheduled to mature within the next 18 months. A 100-basis point change in interest rates on this debt as of March 31, 2025 would change our annual cash flow by $5.5 million. A 100-basis point change in interest rates on our unhedged variable rate debt as of March 31, 2025 would change our annual cash flow by $2.0 million. Based upon the terms of our variable rate debt, we are most vulnerable to a change in short-term Secured Overnight Financing Rate (“SOFR”) interest rates.

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
Changes in Internal Control Over Financial Reporting
There has been no change in the Parent Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There has been no change in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in response to Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 filed on February 12, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the three months ended March 31, 2025, certain of our employees surrendered common shares owned by them to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under the Company’s 2013 Equity Incentive Plan, as amended and restated as of May 11, 2022. These shares were repurchased by the Company.
The following table summarizes all of these repurchases during the three months ended March 31, 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(1)
January 1, 2025 to January 31, 2025	—	$—	N/A	$300,000,000
February 1, 2025 to February 28, 2025	—	$—	N/A	$300,000,000
March 1, 2025 to March 31, 2025	51,057	$23.30	N/A	$300,000,000
Total	51,057	$23.30
(1)Represents amounts outstanding under the Company’s authorized Share Repurchase Program, which was announced in February 2021. In April 2022, the Company’s Board of Trustees increased the size of the program from $150.0 million to $300.0 million and in January 2025, extended the program for an additional year. The program may be suspended or terminated at any time by the Company and will terminate on February 28, 2026, if not terminated or extended prior to that date.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Trading Arrangements
During the three months ended March 31, 2025, none of our officers or trustees adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

KITE REALTY GROUP TRUST

Date:	April 30, 2025	By:	/s/ JOHN A. KITE

John A. Kite
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	April 30, 2025	By:	/s/ HEATH R. FEAR

Heath R. Fear
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

KITE REALTY GROUP, L.P.
By: Kite Realty Group Trust, its sole general partner

Date:	April 30, 2025	By:	/s/ JOHN A. KITE

John A. Kite
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	April 30, 2025	By:	/s/ HEATH R. FEAR

Heath R. Fear
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)