Form 10-Q
period 2025-06-30
KITE REALTY GROUP TRUST; Kite Realty Group, L.P.
filed 2025-07-31
CIK 1286043, 1636315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

Kite Realty Group Trust	Yes	☒	No	☐	Kite Realty Group, L.P..	Yes	☒	No	☐
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
The number of Common Shares outstanding as of July 25, 2025 was 219,858,193 ($0.01 par value).

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2025 of Kite Realty Group Trust, Kite Realty Group, L.P. and its subsidiaries. Unless stated otherwise or the context otherwise requires, references to “Kite Realty Group Trust” or the “Parent Company” mean Kite Realty Group Trust, and references to the “Operating Partnership” mean Kite Realty Group, L.P. and its consolidated subsidiaries. The terms “Company,” “we,” “us,” and “our” refer to the Parent Company and the Operating Partnership, collectively, and those entities owned or controlled by the Parent Company and/or the Operating Partnership.
The Operating Partnership is engaged in the ownership, operation, acquisition, development and redevelopment of high-quality, open-air shopping centers and mixed-use assets that are primarily grocery-anchored and located in high-growth Sun Belt markets and select strategic gateway markets in the United States, and the Parent Company conducts substantially all of its activities through the Operating Partnership and its wholly owned subsidiaries. The Parent Company is the sole general partner of the Operating Partnership and, as of June 30, 2025, owned approximately 97.8% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 2.2% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) are owned by the limited partners.
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

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
KITE REALTY GROUP TRUST
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	June 30, 2025	December 31, 2024
Assets:
Investment properties, at cost	$7,423,024	$7,634,191
Less: accumulated depreciation	(1,661,279)	(1,587,661)
Net investment properties	5,761,745	6,046,530

Cash and cash equivalents	182,044	128,056
Tenant and other receivables, including accrued straight-line rent of $69,042 and $67,377, respectively	125,289	125,768
Restricted cash and escrow deposits	5,566	5,271
Deferred costs, net	208,683	238,213
Short-term deposits	—	350,000
Prepaid and other assets	96,278	104,627
Investments in unconsolidated subsidiaries	390,827	19,511
Assets associated with investment properties held for sale	87,908	73,791
Total assets	$6,858,340	$7,091,767

Liabilities and Equity:
Liabilities:
Mortgage and other indebtedness, net	$3,022,496	$3,226,930
Accounts payable and accrued expenses	180,564	202,651
Deferred revenue and other liabilities	227,807	246,100
Liabilities associated with investment properties held for sale	4,949	4,009
Total liabilities	3,435,816	3,679,690

Commitments and contingencies
Limited Partners’ interests in the Operating Partnership	102,891	98,074

Equity:
Common shares, $0.01 par value, 490,000,000 shares authorized, 219,858,193 and 219,667,067 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	2,198	2,197
Additional paid-in capital	4,867,036	4,868,554
Accumulated other comprehensive income	28,397	36,612
Accumulated deficit	(1,579,915)	(1,595,253)
Total shareholders’ equity	3,317,716	3,312,110
Noncontrolling interests	1,917	1,893
Total equity	3,319,633	3,314,003
Total liabilities and equity	$6,858,340	$7,091,767
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Rental income	$211,182	$205,836	$430,354	$411,649
Other property-related revenue	1,360	3,146	3,525	4,457
Fee income	853	3,452	1,278	3,767
Total revenue	213,395	212,434	435,157	419,873

Expenses:
Property operating	28,881	28,564	58,707	56,645
Real estate taxes	26,651	26,493	54,412	53,027
General, administrative and other	13,390	12,966	25,648	25,750
Depreciation and amortization	97,887	99,291	196,118	199,670
Impairment charges	—	66,201	—	66,201
Total expenses	166,809	233,515	334,885	401,293

Other (expense) income:
Interest expense	(34,052)	(30,981)	(67,006)	(61,345)
Income tax expense of taxable REIT subsidiaries	(199)	(132)	(209)	(290)
Gain (loss) on sales of operating properties, net	103,022	(1,230)	103,113	(1,466)
Equity in loss of unconsolidated subsidiaries	(3,238)	(174)	(3,845)	(594)
Gain on sale of unconsolidated property, net	—	—	—	2,325
Other income, net	480	4,295	4,538	7,923
Net income (loss)	112,599	(49,303)	136,863	(34,867)
Net (income) loss attributable to noncontrolling interests	(2,281)	665	(2,815)	385
Net income (loss) attributable to common shareholders	$110,318	$(48,638)	$134,048	$(34,482)

Net income (loss) per common share – basic and diluted	$0.50	$(0.22)	$0.61	$(0.16)

Weighted average common shares outstanding – basic	219,835,322	219,622,059	219,775,829	219,561,586
Weighted average common shares outstanding – diluted	219,949,868	219,622,059	219,888,939	219,561,586

Net income (loss)	$112,599	$(49,303)	$136,863	$(34,867)
Change in fair value of derivatives	(3,991)	(4,708)	(8,271)	(2,166)
Total comprehensive income (loss)	108,608	(54,011)	128,592	(37,033)
Comprehensive (income) loss attributable to noncontrolling interests	(2,200)	737	(2,759)	372
Comprehensive income (loss) attributable to the Company	$106,408	$(53,274)	$125,833	$(36,661)
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2024	219,667,067	$2,197	$4,868,554	$36,612	$(1,595,253)	$3,312,110
Stock compensation activity	145,233	1	1,449	—	—	1,450
Other comprehensive loss	—	—	—	(4,305)	—	(4,305)
Distributions to common shareholders	—	—	—	—	(59,349)	(59,349)
Net income attributable to common shareholders	—	—	—	—	23,730	23,730
Adjustment to redeemable noncontrolling interests	—	—	(5,683)	—	—	(5,683)
Balance at March 31, 2025	219,812,300	$2,198	$4,864,320	$32,307	$(1,630,872)	$3,267,953
Stock compensation activity	45,893	—	3,178	—	—	3,178
Other comprehensive loss	—	—	—	(3,910)	—	(3,910)
Distributions to common shareholders	—	—	—	—	(59,361)	(59,361)
Net income attributable to common shareholders	—	—	—	—	110,318	110,318
Adjustment to redeemable noncontrolling interests	—	—	(462)	—	—	(462)
Balance at June 30, 2025	219,858,193	$2,198	$4,867,036	$28,397	$(1,579,915)	$3,317,716

Balance at December 31, 2023	219,448,429	$2,194	$4,886,592	$52,435	$(1,373,083)	$3,568,138
Stock compensation activity	155,433	2	1,991	—	—	1,993
Other comprehensive income	—	—	—	2,456	—	2,456
Distributions to common shareholders	—	—	—	—	(54,901)	(54,901)
Net income attributable to common shareholders	—	—	—	—	14,156	14,156
Adjustment to redeemable noncontrolling interests	—	—	(1,010)	—	—	(1,010)
Balance at March 31, 2024	219,603,862	$2,196	$4,887,573	$54,891	$(1,413,828)	$3,530,832
Stock compensation activity	51,091	1	3,077	—	—	3,078
Other comprehensive loss	—	—	—	(4,636)	—	(4,636)
Distributions to common shareholders	—	—	—	—	(54,917)	(54,917)
Net loss attributable to common shareholders	—	—	—	—	(48,638)	(48,638)
Adjustment to redeemable noncontrolling interests	—	—	(4,118)	—	—	(4,118)
Balance at June 30, 2024	219,654,953	$2,197	$4,886,532	$50,255	$(1,517,383)	$3,421,601
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$136,863	$(34,867)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	199,451	201,586
(Gain) loss on sales of operating properties, net	(103,113)	1,466
Gain on sale of unconsolidated property, net	—	(2,325)
Impairment charges	—	66,201
Straight-line rent	(5,074)	(6,780)
Compensation expense for equity awards	5,220	5,386
Amortization of debt fair value adjustments	(3,551)	(6,463)
Amortization of in-place lease liabilities	(5,107)	(4,656)
Equity in loss of unconsolidated joint ventures	3,845	594
Changes in assets and liabilities:
Tenant receivables	1,712	(3,157)
Deferred costs and other assets	(9,910)	(9,831)
Accounts payable, accrued expenses, deferred revenue and other liabilities	(13,442)	(11,468)
Net cash provided by operating activities	206,894	195,686

Cash flows from investing activities:
Acquisitions of interests in properties	(67,854)	—
Capital expenditures	(83,290)	(69,937)
Net proceeds from sales of land	—	4,855
Net proceeds from sales of operating properties	232,523	29,809
Investments in unconsolidated subsidiaries	(253,924)	—
Investment in short-term deposits	—	(265,000)
Proceeds from short-term deposits	350,000	145,000
Distributions from unconsolidated joint ventures	2,780	1,618
Capital contributions to unconsolidated joint ventures	(2,205)	(946)
Net cash provided by (used in) investing activities	178,030	(154,601)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	36	37
Repurchases of common shares upon the vesting of restricted shares	(1,171)	(867)
Debt and equity issuance costs	(2,893)	(3,640)
Loan proceeds	696,539	385,345
Loan payments	(900,608)	(192,180)
Distributions paid – common shareholders	(118,659)	(109,763)
Distributions paid – redeemable noncontrolling interests	(3,758)	(1,760)
Distributions to noncontrolling interests	(127)	(692)
Net cash (used in) provided by financing activities	(330,641)	76,480

Net change in cash, cash equivalents and restricted cash	54,283	117,565
Cash, cash equivalents and restricted cash, beginning of period	133,552	41,430
Cash, cash equivalents and restricted cash, end of period	$187,835	$158,995

Non-cash investing and financing activities:
Accrued capital expenditures and tenant improvements	$2,697	$6,973
Contribution of real estate and working capital in exchange for equity investment in unconsolidated joint venture	$122,622	$—
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(in thousands, except unit data)

	June 30, 2025	December 31, 2024
Assets:
Investment properties, at cost	$7,423,024	$7,634,191
Less: accumulated depreciation	(1,661,279)	(1,587,661)
Net investment properties	5,761,745	6,046,530

Cash and cash equivalents	182,044	128,056
Tenant and other receivables, including accrued straight-line rent of $69,042 and $67,377, respectively	125,289	125,768
Restricted cash and escrow deposits	5,566	5,271
Deferred costs, net	208,683	238,213
Short-term deposits	—	350,000
Prepaid and other assets	96,278	104,627
Investments in unconsolidated subsidiaries	390,827	19,511
Assets associated with investment properties held for sale	87,908	73,791
Total assets	$6,858,340	$7,091,767

Liabilities and Equity:
Liabilities:
Mortgage and other indebtedness, net	$3,022,496	$3,226,930
Accounts payable and accrued expenses	180,564	202,651
Deferred revenue and other liabilities	227,807	246,100
Liabilities associated with investment properties held for sale	4,949	4,009
Total liabilities	3,435,816	3,679,690

Commitments and contingencies
Limited Partners’ interests in the Operating Partnership	102,891	98,074

Partners’ Equity:
Common equity, 219,858,193 and 219,667,067 units issued and outstanding at June 30, 2025 and December 31, 2024, respectively	3,289,319	3,275,498
Accumulated other comprehensive income	28,397	36,612
Total Partners’ equity	3,317,716	3,312,110
Noncontrolling interests	1,917	1,893
Total equity	3,319,633	3,314,003
Total liabilities and equity	$6,858,340	$7,091,767
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Rental income	$211,182	$205,836	$430,354	$411,649
Other property-related revenue	1,360	3,146	3,525	4,457
Fee income	853	3,452	1,278	3,767
Total revenue	213,395	212,434	435,157	419,873

Expenses:
Property operating	28,881	28,564	58,707	56,645
Real estate taxes	26,651	26,493	54,412	53,027
General, administrative and other	13,390	12,966	25,648	25,750
Depreciation and amortization	97,887	99,291	196,118	199,670
Impairment charges	—	66,201	—	66,201
Total expenses	166,809	233,515	334,885	401,293

Other (expense) income:
Interest expense	(34,052)	(30,981)	(67,006)	(61,345)
Income tax expense of taxable REIT subsidiaries	(199)	(132)	(209)	(290)
Gain (loss) on sales of operating properties, net	103,022	(1,230)	103,113	(1,466)
Equity in loss of unconsolidated subsidiaries	(3,238)	(174)	(3,845)	(594)
Gain on sale of unconsolidated property, net	—	—	—	2,325
Other income, net	480	4,295	4,538	7,923
Net income (loss)	112,599	(49,303)	136,863	(34,867)
Net income attributable to noncontrolling interests	(81)	(74)	(151)	(141)
Net income (loss) attributable to common unitholders	$112,518	$(49,377)	$136,712	$(35,008)

Allocation of net income (loss):
Limited Partners	$2,200	$(739)	$2,664	$(526)
Parent Company	110,318	(48,638)	134,048	(34,482)
	$112,518	$(49,377)	$136,712	$(35,008)

Net income (loss) per common unit – basic and diluted	$0.50	$(0.22)	$0.61	$(0.16)

Weighted average common units outstanding – basic	224,684,910	223,329,063	224,451,187	223,219,523
Weighted average common units outstanding – diluted	224,799,456	223,329,063	224,564,297	223,219,523

Net income (loss)	$112,599	$(49,303)	$136,863	$(34,867)
Change in fair value of derivatives	(3,991)	(4,708)	(8,271)	(2,166)
Total comprehensive income (loss)	108,608	(54,011)	128,592	(37,033)
Comprehensive income attributable to noncontrolling interests	(81)	(74)	(151)	(141)
Comprehensive income (loss) attributable to common unitholders	$108,527	$(54,085)	$128,441	$(37,174)
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Statements of Partners’ Equity
(Unaudited)
(in thousands)

	General Partner		Total
	Common Equity	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2024	$3,275,498	$36,612	$3,312,110
Stock compensation activity	1,450	—	1,450
Other comprehensive loss attributable to Parent Company	—	(4,305)	(4,305)
Distributions to Parent Company	(59,349)	—	(59,349)
Net income attributable to Parent Company	23,730	—	23,730
Adjustment to redeemable noncontrolling interests	(5,683)	—	(5,683)
Balance at March 31, 2025	$3,235,646	$32,307	$3,267,953
Stock compensation activity	3,178	—	3,178
Other comprehensive loss attributable to Parent Company	—	(3,910)	(3,910)
Distributions to Parent Company	(59,361)	—	(59,361)
Net income attributable to Parent Company	110,318	—	110,318
Adjustment to redeemable noncontrolling interests	(462)	—	(462)
Balance at June 30, 2025	$3,289,319	$28,397	$3,317,716

Balance at December 31, 2023	$3,515,703	$52,435	$3,568,138
Stock compensation activity	1,993	—	1,993
Other comprehensive income attributable to Parent Company	—	2,456	2,456
Distributions to Parent Company	(54,901)	—	(54,901)
Net income attributable to Parent Company	14,156	—	14,156
Adjustment to redeemable noncontrolling interests	(1,010)	—	(1,010)
Balance at March 31, 2024	$3,475,941	$54,891	$3,530,832
Stock compensation activity	3,078	—	3,078
Other comprehensive loss attributable to Parent Company	—	(4,636)	(4,636)
Distributions to Parent Company	(54,917)	—	(54,917)
Net loss attributable to Parent Company	(48,638)	—	(48,638)
Adjustment to redeemable noncontrolling interests	(4,118)	—	(4,118)
Balance at June 30, 2024	$3,371,346	$50,255	$3,421,601
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$136,863	$(34,867)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	199,451	201,586
(Gain) loss on sales of operating properties, net	(103,113)	1,466
Gain on sale of unconsolidated property, net	—	(2,325)
Impairment charges	—	66,201
Straight-line rent	(5,074)	(6,780)
Compensation expense for equity awards	5,220	5,386
Amortization of debt fair value adjustments	(3,551)	(6,463)
Amortization of in-place lease liabilities	(5,107)	(4,656)
Equity in loss of unconsolidated joint ventures	3,845	594
Changes in assets and liabilities:
Tenant receivables	1,712	(3,157)
Deferred costs and other assets	(9,910)	(9,831)
Accounts payable, accrued expenses, deferred revenue and other liabilities	(13,442)	(11,468)
Net cash provided by operating activities	206,894	195,686

Cash flows from investing activities:
Acquisition of interests in properties	(67,854)	—
Capital expenditures	(83,290)	(69,937)
Net proceeds from sales of land	—	4,855
Net proceeds from sales of operating properties	232,523	29,809
Investments in unconsolidated subsidiaries	(253,924)	—
Investment in short-term deposits	—	(265,000)
Proceeds from short-term deposits	350,000	145,000
Distributions from unconsolidated joint ventures	2,780	1,618
Capital contributions to unconsolidated joint ventures	(2,205)	(946)
Net cash provided by (used in) investing activities	178,030	(154,601)

Cash flows from financing activities:
Contributions from the General Partner	36	37
Repurchases of common shares upon the vesting of restricted shares	(1,171)	(867)
Debt and equity issuance costs	(2,893)	(3,640)
Loan proceeds	696,539	385,345
Loan payments	(900,608)	(192,180)
Distributions paid – common unitholders	(118,659)	(109,763)
Distributions paid – redeemable noncontrolling interests	(3,758)	(1,760)
Distributions to noncontrolling interests	(127)	(692)
Net cash (used in) provided by financing activities	(330,641)	76,480

Net change in cash, cash equivalents and restricted cash	54,283	117,565
Cash, cash equivalents and restricted cash, beginning of period	133,552	41,430
Cash, cash equivalents and restricted cash, end of period	$187,835	$158,995

Non-cash investing and financing activities:
Accrued capital expenditures and tenant improvements	$2,697	$6,973
Contribution of real estate and working capital in exchange for equity investment in unconsolidated joint venture	$122,622	$—
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2025
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
The Operating Partnership was formed on August 16, 2004, when the Parent Company contributed properties and the net proceeds from an initial public offering (“IPO”) of shares of its common stock to the Operating Partnership. The Parent Company was organized in Maryland in 2004 to succeed in the acquisition, development, construction and real estate businesses of its predecessor. We believe the Company qualifies as a real estate investment trust (“REIT”) under sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”).
The Parent Company is the sole general partner of the Operating Partnership and, as of June 30, 2025, owned approximately 97.8% of the common partnership interests in the Operating Partnership (the “General Partner Units”). The remaining 2.2% of the common partnership interests (the “Limited Partner Units” and, together with the General Partner Units, the “Common Units”) were owned by the limited partners. As the sole general partner of the Operating Partnership, the Parent Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. The Parent Company and the Operating Partnership are operated as one enterprise. The management of the Parent Company consists of the same members as the management of the Operating Partnership. As the sole general partner with control of the Operating Partnership, the Parent Company consolidates the Operating Partnership for financial reporting purposes, and the Parent Company does not have any significant assets other than its investment in the Operating Partnership.
The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the presentation not misleading. The unaudited consolidated financial statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 include all adjustments, consisting of normal recurring adjustments, necessary in the opinion of management to present fairly the financial information set forth therein. The unaudited consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the combined Annual Report on Form 10-K of the Parent Company and the Operating Partnership for the year ended December 31, 2024.
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

As of June 30, 2025, the Company’s portfolio consisted of the following:

	Properties	Square Footage
Operating retail/mixed-use properties	171	27,256,979
Operating retail/mixed-use properties – unconsolidated joint ventures	8	2,146,707
Total operating retail/mixed-use properties(1)	179	29,403,686
Standalone office properties(2)	2	412,812
Development and redevelopment projects:
One Loudoun Expansion	—	119,000
Hamilton Crossing Centre	1	92,283
Edwards Multiplex – Ontario	1	124,614
(1)Included within the operating retail/mixed-use properties are 11 properties that contain an office component. Excludes two operating retail properties classified as held for sale as of June 30, 2025.
(2)Standalone office properties include the Company’s headquarters at 30 South Meridian and the Carillon medical office building, which was reclassified from active redevelopment into our office portfolio in December 2024.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Components of Investment Properties
The following table summarizes the composition of the Company’s investment properties as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Land, buildings and improvements	$7,381,763	$7,591,036
Construction in progress	41,261	43,155
Investment properties, at cost	$7,423,024	$7,634,191
Components of Rental Income, including Allowance for Uncollectible Accounts
Rental income related to the Company’s operating leases is comprised of the following for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Fixed contractual lease payments – operating leases	$167,569	$161,673	$336,408	$322,213
Variable lease payments – operating leases	41,176	39,663	87,466	80,133
Bad debt reserve	(1,625)	(1,544)	(3,701)	(2,133)
Straight-line rent adjustments	2,709	2,829	5,496	6,192
Straight-line rent (reserve) recovery for uncollectibility	(216)	825	(422)	588
Amortization of in-place lease liabilities, net	1,569	2,390	5,107	4,656
Rental income	$211,182	$205,836	$430,354	$411,649
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
Short-Term Deposits
In August 2024, the Company invested $350.0 million in short-term deposits at Goldman Sachs Bank USA and KeyBank National Association. These short-term deposits earned interest at a weighted average interest rate of 5.05% with a maturity date of February 2025. During the six months ended June 30, 2025, the Company earned $2.5 million of interest income on the August 2024 deposits, which is recorded within “Other income, net” in the accompanying consolidated statements of operations and comprehensive income (loss).

Consolidation and Investments in Joint Ventures
The accompanying financial statements are presented on a consolidated basis and include all accounts of the Parent Company, the Operating Partnership, the taxable REIT subsidiaries (“TRSs”) of the Operating Partnership, subsidiaries of the Operating Partnership that are controlled, and any variable interest entities (“VIEs”) in which the Operating Partnership is the primary beneficiary. As of June 30, 2025, we owned investments in two consolidated joint ventures that were VIEs in which the partners did not have substantive participating rights, and we were the primary beneficiary. As of June 30, 2025, these consolidated VIEs had mortgage debt totaling $108.5 million, which was secured by assets of the VIEs totaling $219.8 million. The Operating Partnership guarantees the mortgage debt of these VIEs.
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

Noncontrolling Interests
We report the non-redeemable noncontrolling interests in subsidiaries as equity, and the amount of consolidated net income attributable to these noncontrolling interests is set forth separately in the accompanying consolidated financial statements. The following table summarizes the non-redeemable noncontrolling interests in consolidated properties for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Noncontrolling interests balance as of January 1,	$1,893	$2,430
Net income allocable to noncontrolling interests, excluding redeemable noncontrolling interests	151	141
Distributions to noncontrolling interests	(127)	(692)
Noncontrolling interests balance as of June 30,	$1,917	$1,879
Noncontrolling Interests – Joint Venture
Prior to the merger with Retail Properties of America, Inc. (“RPAI”) in October 2021, RPAI entered into a joint venture related to the development, ownership and operation of the multifamily rental portion of the expansion project at One Loudoun Downtown – Pads G & H. The Company owns 90% of the joint venture.
Under terms defined in the joint venture agreement, after construction completion and stabilization of the development project (as defined in the joint venture agreement), the Company has the ability to call, and the joint venture partner has the ability to put to the Company, subject to certain conditions, the joint venture partner’s interest in the joint venture at fair value. As of June 30, 2025, the conditions for exercising the put and call options have been met but neither the Company nor the joint venture partner has exercised their respective options.
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
Redeemable Noncontrolling Interests – Limited Partners
Limited Partner Units are redeemable noncontrolling interests in the Operating Partnership. We classify redeemable noncontrolling interests in the Operating Partnership in the accompanying consolidated balance sheets outside of permanent equity because we may be required to pay cash to holders of Limited Partner Units upon redemption of their interests in the Operating Partnership or deliver registered shares upon their conversion. The carrying amount of the redeemable noncontrolling interests in the Operating Partnership is reflected at the greater of historical book value or redemption value with a corresponding adjustment to additional paid-in capital. As of June 30, 2025 and December 31, 2024, the redemption value of the redeemable noncontrolling interests in the Operating Partnership exceeded the historical book value, and the balances were accordingly adjusted to redemption value.
We allocate net operating results of the Operating Partnership after noncontrolling interests in the consolidated properties based on the partners’ respective weighted average ownership interest. We adjust the redeemable noncontrolling interests in the Operating Partnership at the end of each reporting period to reflect their interests in the Operating Partnership or redemption value. This adjustment is reflected in our shareholders’ and Parent Company’s equity. For the three and six months ended June 30, 2025 and 2024, the weighted average interests of the Parent Company and the limited partners in the Operating Partnership were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Parent Company’s weighted average interest in the Operating Partnership	97.8%	98.3%	97.9%	98.4%
Limited partners’ weighted average interests in the Operating Partnership	2.2%	1.7%	2.1%	1.6%
As of June 30, 2025, the Parent Company’s interest and the limited partners’ redeemable noncontrolling ownership interests in the Operating Partnership were 97.8% and 2.2%, respectively. As of December 31, 2024, the Parent Company’s interest and the limited partners’ redeemable noncontrolling ownership interests in the Operating Partnership were 98.1% and 1.9%, respectively.

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
There were 4,849,588 and 4,192,597 Limited Partner Units outstanding as of June 30, 2025 and December 31, 2024, respectively. The increase in Limited Partner Units outstanding from December 31, 2024 is due to non-cash compensation awards granted to our executive officers in the form of Limited Partner Units.
The redeemable noncontrolling interests in the Operating Partnership for the six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Redeemable noncontrolling interests balance as of January 1,	$98,074	$73,287
Net income (loss) allocable to redeemable noncontrolling interests	2,664	(526)
Distributions declared to redeemable noncontrolling interests	(3,936)	(1,809)
Other, net including adjustments to redemption value	6,089	5,141
Total limited partners’ interests in the Operating Partnership balance as of June 30,	$102,891	$76,093
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

NOTE 3. ACQUISITIONS
The Company closed on the following wholly owned and unconsolidated asset acquisitions during the six months ended June 30, 2025 (dollars in thousands):

Date	Property Name	Ownership Interest	Metropolitan Statistical Area (MSA)	Property Type	Retail Square Footage	Acquisition Price
January 15, 2025	Village Commons	100%	Miami	Multi-tenant retail	170,976	$68,400
April 28, 2025	Legacy West(1)	52%	Dallas/Ft. Worth	Multi-tenant retail, office & multifamily	342,011	408,200
					512,987	$476,600
(1)Legacy West also contains 443,553 square feet of office space and 782 multifamily units.
The above acquisitions were funded using a combination of available cash on hand, proceeds from dispositions, and borrowings on the Company’s unsecured revolving line of credit. Substantially all of the purchase price was allocated to investment properties.
In March 2025, the Company entered into a joint venture with GIC (the “Legacy West Joint Venture”), and on April 28, 2025, the joint venture acquired Legacy West for a gross purchase price of $785.0 million, including the assumption of $304.0 million of debt with an interest rate of 3.80%. The Company owns 52% of the equity in the Legacy West Joint Venture. The Company’s share of the purchase price is $408.2 million, and the acquisition was initially funded with borrowings of $255.0 million on the Company’s unsecured revolving line of credit. See Note 5 to the accompanying consolidated financial statements for details of the Legacy West Joint Venture with GIC.
The Company did not acquire any properties during the six months ended June 30, 2024.
NOTE 4. DISPOSITIONS AND IMPAIRMENT CHARGES
The Company closed on the following dispositions during the six months ended June 30, 2025 (dollars in thousands):

Date	Property Name	MSA	Property Type	Square Footage	Sales Price	Gain (Loss)
April 4, 2025	Stoney Creek Commons	Indianapolis	Multi-tenant retail	84,094	$9,500	$4,802
June 25, 2025	Fullerton Metrocenter	Los Angeles	Multi-tenant retail	241,027	118,500	20,295
June 27, 2025	Denton Crossing(1)	Dallas/Ft. Worth	Multi-tenant retail	343,345	81,593	35,636
June 27, 2025	Parkway Towne Crossing(1)	Dallas/Ft. Worth	Multi-tenant retail	180,736	57,653	18,133
June 27, 2025	The Landing at Tradition(1)	Port St. Lucie, FL	Multi-tenant retail	397,199	93,754	23,710
				1,246,401	$361,000	$102,576
(1)The Company has retained a 52% noncontrolling interest in this property.
During the three months ended June 30, 2025, the Company contributed three previously wholly owned properties, Denton Crossing, Parkway Towne Crossing, and The Landing at Tradition, valued at $233.0 million in the aggregate to a newly formed joint venture with GIC (the “GIC Portfolio Joint Venture”) (see Note 5 to the accompanying consolidated financial statements for further details), and received $112.1 million in gross proceeds for the 48% interest in the joint venture acquired by GIC.
The Company calculated the gain on sale in accordance with ASC 606, Revenue from Contracts with Customers, and ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets, which requires full gain recognition upon deconsolidation of a nonfinancial asset. The gain on sale was calculated as the fair value of each of the three properties (based upon the sales price for the 48% interest acquired by GIC) less the aggregate carrying value. The Company’s retained 52% equity method investment was recorded at fair value as of the transaction date, which equaled $120.9 million.
The Company closed on the following disposition during the six months ended June 30, 2024 (dollars in thousands):

Date	Property Name	MSA	Property Type	Square Footage	Sales Price	Gain (Loss)
May 31, 2024	Ashland & Roosevelt	Chicago	Multi-tenant retail	104,176	$30,600	$(1,230)

As of June 30, 2025, the Company had entered into a contract to sell Humblewood Shopping Center, an 85,682 square foot multi-tenant retail property in the Houston MSA. This property qualified for held-for-sale accounting treatment upon meeting all applicable GAAP criteria during the quarter ended June 30, 2025, at which time depreciation and amortization ceased. In addition, the assets and liabilities associated with this property are separately classified as held for sale in the accompanying consolidated balance sheet as of June 30, 2025. Humblewood Shopping Center was sold on July 21, 2025 for a gross sales price of $18.3 million with an anticipated gain on sale. The proceeds from the sale are restricted for 180 days related to a potential Code Section 1031 tax-deferred exchange (“1031 Exchange”).
We have also classified City Center, a 362,278 square foot multi-tenant retail property in the New York MSA, as held for sale since June 30, 2024 as the Company has and remains committed to a plan to sell this asset although the sale has not been completed within one year. This property qualified for held-for-sale accounting treatment upon meeting all applicable GAAP criteria as of June 30, 2024, at which time depreciation and amortization were ceased, and continues to meet the GAAP criteria for held-for-sale accounting treatment as of June 30, 2025. In addition, the assets and liabilities associated with this property remain separately classified as held for sale in the accompanying consolidated balance sheets as of June 30, 2025 and December 31, 2024.
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
The following table presents the assets and liabilities associated with Humblewood Shopping Center and City Center, the investment properties classified as held for sale as of June 30, 2025. In addition, City Center was classified as held for sale as of December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Assets
Net investment properties	$81,841	$68,991

Tenant and other receivables	2,471	1,760
Restricted cash and escrow deposits	225	225
Deferred costs, net	3,071	2,634
Prepaid and other assets	300	181
Assets associated with investment properties held for sale	$87,908	$73,791

Liabilities
Accounts payable and accrued expenses	$868	$544
Deferred revenue and other liabilities	4,081	3,465
Liabilities associated with investment properties held for sale	$4,949	$4,009
There were no discontinued operations for the six months ended June 30, 2025 and 2024 as none of the dispositions or planned dispositions represented a strategic shift that has had, or will have, a material effect on our operations or financial results.

NOTE 5. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES
The following table summarizes the Company’s investments in unconsolidated joint ventures as of June 30, 2025 and December 31, 2024 (dollars in thousands):

	Date of Investment	Ownership Interest	Investment at
Joint Venture			June 30, 2025	December 31, 2024
Embassy Suites at Eddy Street Commons(1)	December 2017	35%	$9,007	$9,514
Nuveen Portfolio Joint Venture(2)	June 2018	20%	5,935	5,951
Glendale Multifamily Joint Venture(3)	May 2020	11.5%	405	536
The Corner – IN Joint Venture(4)	September 2021	50%	1,967	1,010
Legacy West Joint Venture	April 2025	52%	248,280	—
GIC Portfolio Joint Venture	June 2025	52%	122,733	—
Other investments			2,500	2,500
			$390,827	$19,511
(1)The Company formed a joint venture with an unrelated third party to develop and own an Embassy Suites hotel next to Eddy Street Commons, our operating retail property at the University of Notre Dame.
(2)The Company formed a joint venture with Nuveen Real Estate, formerly known as TH Real Estate, and sold three properties (Livingston Shopping Center, Plaza Volente and Tamiami Crossing) to the joint venture. The Company is the operating member of the joint venture and earns fees for providing property management and leasing services.
(3)The Company formed a joint venture with an unrelated third party for the planned development of a multifamily project adjacent to Glendale Town Center, our operating retail property in the Indianapolis MSA. The Company’s partner is the operating member of the joint venture.
(4)The Company formed a joint venture with an unrelated third party for the planned redevelopment of The Corner in the Indianapolis MSA into a mixed-use, multifamily, and retail project. During the three months ended March 31, 2025, we completed major development construction activities at The Corner – IN and reclassified the property from active development into our operating portfolio in March 2025.
On January 31, 2024, the joint venture that owned Glendale Center Apartments sold the 267-unit property to a third party, resulting in a gain on sale of $20.2 million. The Company recognized its share of the gain on the sale of unconsolidated property of $2.3 million during the six months ended June 30, 2024. In addition, the Company received a $1.6 million distribution upon the disposition of the property during the six months ended June 30, 2024. The Company maintains an investment in the joint venture, which is in the process of winding up its activities and distributing remaining net assets.
In March 2025, the Company entered into a joint venture with GIC, and on April 28, 2025, the joint venture acquired Legacy West in the Dallas/Fort Worth MSA. See Note 3 to the accompanying consolidated financial statements for details on the acquisition. The Company owns 52% of the equity in the Legacy West joint venture. The Company is the operating member of the joint venture, and an affiliate of the Company is the property manager responsible for the day-to-day management of Legacy West. The Company provides leasing, construction, and property management services to the Legacy West joint venture for which it earns fees.
In June 2025, the Company entered into a second joint venture with GIC and contributed three previously wholly owned properties valued at $233.0 million in the aggregate for a 52% noncontrolling interest in the GIC Portfolio Joint Venture. See Note 4 to the accompanying consolidated financial statements for details on the disposition. The Company is the operating member of the joint venture, and an affiliate of the Company is the property manager responsible for the day-to-day management of the three properties. The Company provides leasing, construction, and property management services to the GIC Portfolio Joint Venture for which it earns fees.
Both members of these investments have substantive participating rights over major decisions that impact the economics and operations of the joint ventures. The Company has the ability to exercise significant influence but does not have financial or operating control over these investments, and as a result, the Company accounts for these investments pursuant to the equity method of accounting. Under the equity method, the net equity investment of the Company is reflected in the accompanying consolidated balance sheets, and the Company’s share of net income or loss from each unconsolidated joint venture is included in the accompanying consolidated statements of operations and comprehensive income (loss). Distributions from these investments that are related to income from operations are included as operating activities, and distributions that are related to capital transactions are included in investing activities in the Company’s consolidated statements of cash flows.

NOTE 6. DEFERRED COSTS AND INTANGIBLES, NET
Deferred costs consist primarily of acquired lease intangible assets, broker fees, and capitalized internal commissions incurred in connection with lease originations. Deferred leasing costs, lease intangibles and similar costs are amortized on a straight-line basis over the terms of the related leases. As of June 30, 2025 and December 31, 2024, deferred costs consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Acquired lease intangible assets	$299,106	$357,674
Deferred leasing costs and other	90,183	89,762
	389,289	447,436
Less: accumulated amortization	(177,535)	(206,589)
	$211,754	$240,847
Less: deferred costs associated with investment properties held for sale	(3,071)	(2,634)
Deferred costs, net	$208,683	$238,213
The amortization of deferred leasing costs, lease intangibles and other is included within “Depreciation and amortization” in the accompanying consolidated statements of operations and comprehensive income (loss). The amortization of above-market lease intangibles is included as a reduction to “Rental income” in the accompanying consolidated statements of operations and comprehensive income (loss). The amounts of such amortization included in the accompanying consolidated statements of operations and comprehensive income (loss) are as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Amortization of deferred leasing costs, lease intangibles and other	$35,742	$40,850
Amortization of above-market lease intangibles	$4,221	$5,177
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
As of June 30, 2025 and December 31, 2024, deferred revenue, intangibles, net and other liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Unamortized in-place lease liabilities	$127,259	$142,035
Retainage payables and other	7,295	8,317
Tenant rents received in advance	31,452	32,176
Lease liabilities	65,882	67,037
	$231,888	$249,565
Less: deferred revenue associated with investment properties held for sale	(4,081)	(3,465)
Deferred revenue and other liabilities	$227,807	$246,100
The amortization of below-market lease intangibles is included as a component of “Rental income” in the accompanying consolidated statements of operations and comprehensive income (loss) and totaled $12.9 million and $9.8 million for the six months ended June 30, 2025 and 2024, respectively.

NOTE 8. MORTGAGE AND OTHER INDEBTEDNESS
The following table summarizes the Company’s indebtedness as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Mortgages payable	$145,578	$148,185
Senior unsecured notes	2,330,000	2,380,000
Unsecured term loans	550,000	700,000
Unsecured revolving line of credit	—	—
	3,025,578	3,228,185
Unamortized discounts and premiums, net	19,925	22,191
Unamortized debt issuance costs, net	(23,007)	(23,446)
Total mortgage and other indebtedness, net	$3,022,496	$3,226,930
Consolidated indebtedness, including weighted average interest rates and weighted average maturities as of June 30, 2025, considering the impact of interest rate swaps, is summarized below (dollars in thousands):

	Amount Outstanding	Ratio	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate debt(1)	$2,857,178	94%	4.28%	4.8
Variable rate debt(2)	168,400	6%	7.63%	1.2
Debt discounts, premiums and issuance costs, net	(3,082)	N/A	N/A	N/A
Mortgage and other indebtedness, net	$3,022,496	100%	4.46%	4.6
(1)Fixed rate debt includes the portion of variable rate debt that has been hedged by interest rate swaps. As of June 30, 2025, $700.0 million in variable rate debt is hedged to a fixed rate for a weighted average of 0.4 years.
(2)Variable rate debt includes the portion of fixed rate debt that has been hedged by interest rate swaps. As of June 30, 2025, $155.0 million in fixed rate debt is hedged to a floating rate for a weighted average of 0.2 years.
Mortgages Payable
The following table summarizes the Company’s mortgages payable (dollars in thousands):

	June 30, 2025			December 31, 2024
	Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity	Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate mortgages payable(1)	$132,178	5.11%	6.6	$133,585	5.10%	7.1
Variable rate mortgage payable(2)	13,400	6.47%	1.1	14,600	6.48%	1.6
Total mortgages payable	$145,578			$148,185
(1)The fixed rate mortgages had interest rates ranging from 3.75% to 5.73% as of June 30, 2025 and December 31, 2024.
(2)The interest rate on the variable rate mortgage is based on the Secured Overnight Financing Rate (“SOFR”) plus 215 basis points. The one-month SOFR rate was 4.32% and 4.33% as of June 30, 2025 and December 31, 2024, respectively.
Mortgages payable, which are secured by certain real estate and, in some cases, by guarantees from the Operating Partnership, are generally due in monthly installments of principal and interest and mature over various terms through 2033. During the six months ended June 30, 2025, we made scheduled principal payments of $2.6 million related to amortizing loans.

Unsecured Notes
The following table summarizes the Company’s senior unsecured notes and exchangeable senior notes (dollars in thousands):

		June 30, 2025		December 31, 2024
	Maturity Date	Balance	Interest Rate	Balance	Interest Rate
Senior notes – 4.00% due 2025	March 15, 2025	$—	—%	$350,000	4.00%
Senior notes – SOFR + 3.65% due 2025(1)	September 10, 2025	80,000	7.68%	80,000	7.70%
Senior notes – 4.08% due 2026	September 30, 2026	100,000	4.08%	100,000	4.08%
Senior notes – 4.00% due 2026	October 1, 2026	300,000	4.00%	300,000	4.00%
Senior exchangeable notes – 0.75% due 2027	April 1, 2027	175,000	0.75%	175,000	0.75%
Senior notes – SOFR + 3.75% due 2027(2)	September 10, 2027	75,000	7.78%	75,000	7.80%
Senior notes – 4.24% due 2028	December 28, 2028	100,000	4.24%	100,000	4.24%
Senior notes – 4.82% due 2029	June 28, 2029	100,000	4.82%	100,000	4.82%
Senior notes – 4.75% due 2030	September 15, 2030	400,000	4.75%	400,000	4.75%
Senior notes – 4.95% due 2031	December 15, 2031	350,000	4.95%	350,000	4.95%
Senior notes – 5.20% due 2032	August 15, 2032	300,000	5.20%	—	—%
Senior notes – 5.50% due 2034(3)	March 1, 2034	350,000	4.60%	350,000	4.60%
Total senior unsecured notes		$2,330,000		$2,380,000
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
In March 2025, the Company repaid the $350.0 million principal balance of the 4.00% senior unsecured notes due 2025 using proceeds from the August 2024 public offering of $350.0 million in aggregate principal amount of 4.95% senior unsecured notes due 2031.
In June 2025, the Company completed a public offering of $300.0 million in aggregate principal amount of 5.20% senior unsecured notes due 2032 (the “Notes Due 2032”). The Notes Due 2032 were priced at 99.513% of the principal amount to yield 5.281% to maturity and will mature on August 15, 2032, unless earlier redeemed. The proceeds were used to repay the $150.0 million unsecured term loan that was scheduled to mature on July 17, 2026 and borrowings on the Company’s revolving line of credit, with the remaining proceeds to be used to repay the $80.0 million principal balance of the 4.47% senior unsecured notes that mature on September 10, 2025.
Unsecured Term Loans and Revolving Line of Credit
The following table summarizes the Company’s term loans and revolving line of credit (dollars in thousands):

		June 30, 2025		December 31, 2024
	Maturity Date	Balance	Interest Rate	Balance	Interest Rate
Unsecured term loan due 2026 – fixed rate(1)	July 17, 2026	$—	—%	$150,000	2.73%
Unsecured term loan due 2027 – fixed rate(2)	October 24, 2027	250,000	3.94%	250,000	3.94%
Unsecured term loan due 2029 – fixed rate(3)	July 29, 2029	300,000	3.72%	300,000	3.72%
Total unsecured term loans		$550,000		$700,000

Unsecured credit facility revolving line of credit – variable rate(4)	October 3, 2028	$—	5.60%	$—	5.64%
(1)As of December 31, 2024, $150,000 of SOFR-based variable rate debt had been swapped to a fixed rate of 1.68% plus a credit spread based on a ratings grid ranging from 0.75% to 1.60% through July 17, 2026. The applicable credit spread was 1.05% as of December 31, 2024. These interest rate swaps are expected to be assigned to the $300M Term Loan effective August 1, 2025.
(2)$250,000 of SOFR-based variable rate debt has been swapped to a fixed rate of 2.99% plus a credit spread based on a ratings grid ranging from 0.75% to 1.60% through October 24, 2025. The applicable credit spread was 0.95% as of June 30, 2025 and December 31,

2024. The maturity date of the term loan may be extended by one one-year period at the Operating Partnership’s election, subject to certain conditions.
(3)$300,000 of SOFR-based variable rate debt has been swapped to a fixed rate of 2.47% plus a credit spread based on a ratings grid ranging from 1.15% to 2.20% through August 1, 2025. The applicable credit spread was 1.25% as of June 30, 2025 and December 31, 2024.
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
Borrowings under the Revolving Facility bear interest at a rate per annum equal to SOFR plus a margin based on the Operating Partnership’s leverage ratio or credit rating, respectively, plus a facility fee based on the Operating Partnership’s leverage ratio or credit rating, respectively. The SOFR rate is also subject to an additional 0.10% spread adjustment. The Revolving Facility is currently priced on the leverage-based pricing grid. In accordance with the Credit Agreement, the credit spread set forth in the leverage grid resets quarterly based on the Company’s leverage, as calculated at the previous quarter end. The Company may irrevocably elect to convert to the ratings-based pricing grid at any time. As of June 30, 2025, making such an election would have resulted in a lower interest rate; however, the Company had not made the election to convert to the ratings-based pricing grid. As specified in the Third Amendment, in the event that the Company so elects to convert to the ratings-based pricing grid, the Company has the ability to obtain more favorable pricing in certain circumstances when its total leverage ratio is (x) less than or equal to 35.0% or (y) greater than 35.0% but less than or equal to 37.5% with respect to not more than one fiscal quarter following a period in which the condition described in clause (x) was satisfied (the “Leverage Toggle”). The Third Amendment also includes an adjustment to the sustainability-linked pricing provisions that allows the otherwise applicable interest rate margin to be reduced by up to two basis points (previously one basis point) if certain greenhouse gas emission reduction targets are achieved. The greenhouse gas emission reduction targets have not been achieved as of June 30, 2025.
The following table summarizes the key terms of the Revolving Facility as of June 30, 2025 (dollars in thousands):

				Leverage-Based Pricing		Investment-Grade Pricing
Credit Agreement	Maturity Date	Extension Options	Extension Fee	Credit Spread	Facility Fee	Credit Spread	Facility Fee	SOFR Adjustment
$1,100,000 unsecured revolving line of credit	10/3/2028	1 one-year or 2 six-month	0.075%	1.05%–1.50%	0.15%–0.30%	0.725%–1.40%	0.125%–0.30%	0.10%
The Operating Partnership’s ability to borrow under the Credit Agreement is subject to ongoing compliance by the Operating Partnership and its subsidiaries with various restrictive covenants, including with respect to liens, transactions with affiliates, dividends, mergers and asset sales. In addition, the Credit Agreement requires that the Operating Partnership satisfy certain financial covenants, including (i) a maximum leverage ratio; (ii) a minimum fixed charge coverage ratio; (iii) a maximum secured indebtedness ratio; (iv) a maximum unsecured leverage ratio; and (v) a minimum unencumbered interest coverage ratio. As of June 30, 2025, we were in compliance with all such covenants.
As of June 30, 2025, we had outstanding letters of credit totaling $4.5 million with no amounts advanced against these instruments.

Unsecured Term Loans
As of June 30, 2025, the Operating Partnership has the following unsecured term loans: (i) a $250.0 million unsecured term loan due October 2027 (the “$250M Term Loan”) and (ii) the $300M Term Loan that matures in July 2029, both of which bear interest at a rate of SOFR plus a credit spread based on a ratings-based pricing grid. The loan agreements related to the $250M Term Loan and the $300M Term Loan include the same Leverage Toggle for determining pricing and sustainability-linked pricing provisions as described above for the Third Amendment to the Credit Agreement. The greenhouse gas emission reduction targets have not been achieved as of June 30, 2025.
The following table summarizes the key terms of the unsecured term loans as of June 30, 2025 (dollars in thousands):

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
Debt Issuance Costs
Debt issuance costs are amortized over the terms of the respective loans. The following amounts of amortization of debt issuance costs are included as a component of “Interest expense” in the accompanying consolidated statements of operations and comprehensive income (loss) (in thousands):

	Six Months Ended June 30,
	2025	2024
Amortization of debt issuance costs	$3,333	$1,916
Debt Discounts and Premiums
Debt discounts and premiums, including the related value of interest rate swaps that were assumed in the October 2021 merger with RPAI, are amortized over the terms of the respective loans. The following amounts of amortization are included as a component of “Interest expense” in the accompanying consolidated statements of operations and comprehensive income (loss) (in thousands):

	Six Months Ended June 30,
	2025	2024
Amortization of debt discounts, premiums and hedge instruments	$4,025	$7,490

In addition, the estimated amounts of the reduction to interest expense as of June 30, 2025 for each of the next five years and thereafter related to the amortization of debt discounts, premiums and assumed hedge instruments, assuming these instruments are held to maturity, are as follows (in thousands):

July 2025 through December 2025	$3,197
2026	5,786
2027	4,709
2028	4,699
2029	3,773
Thereafter	(53)
Total unamortized debt discounts, premiums and hedge instruments	$22,111
The following table reconciles total unamortized debt discounts, premiums and hedge instruments as of June 30, 2025 to the balance of unamortized discounts and premiums, net (in thousands):

Unamortized discounts and premiums on mortgages payable, senior unsecured notes and unsecured term loans	$21,116
Unamortized hedge instruments	995
Total unamortized debt discounts, premiums and hedge instruments	22,111
Unamortized hedge instruments (included in accumulated other comprehensive income)	(995)
Fair value of variable interest rate swaps	(1,191)
Unamortized discounts and premiums, net	$19,925
Fair Value of Fixed and Variable Rate Debt
As of June 30, 2025, the estimated fair value of fixed rate debt was $2.5 billion compared to the book value of $2.5 billion. The fair value was estimated using Level 2 and Level 3 inputs with cash flows discounted at current borrowing rates for similar instruments, which ranged from 5.36% to 6.80%. As of June 30, 2025, the estimated fair value of variable rate debt was $564.9 million compared to the book value of $563.4 million. The fair value was estimated using Level 2 and Level 3 inputs with cash flows discounted at a current borrowing rate for similar instruments of 5.47%.
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
The following table summarizes the terms and fair values of the Company’s derivative financial instruments that were designated and qualified as part of a hedging relationship as of June 30, 2025 and December 31, 2024 (dollars in thousands):

							Fair Value Assets (Liabilities)(1)
Type of Hedge	Number of Instruments	Aggregate Notional	Reference Rate	Interest Rate	Effective Date	Maturity Date	June 30, 2025	December 31, 2024
Cash Flow	Four	$250,000	SOFR	2.99%	12/1/2022	10/24/2025	$1,006	$2,307
Cash Flow	Two	100,000	SOFR	2.66%	8/1/2022	8/1/2025	143	884
Cash Flow	Two	200,000	SOFR	2.37%	11/22/2023	8/1/2025	336	2,101
Cash Flow(2)	Three	150,000	SOFR	1.68%	8/15/2022	7/17/2026	3,234	5,316
		$700,000					$4,719	$10,608

Fair Value(3)	Two	$155,000	SOFR	SOFR + 3.70%	4/23/2021	9/10/2025	$(1,191)	$(3,937)
(1)Derivatives in an asset position are included within “Prepaid and other assets” and derivatives in a liability position are included within “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.
(2)These interest rate swaps are expected to be assigned to the Company’s $300M Term Loan effective August 1, 2025.
(3)The derivative agreements swap a blended fixed rate of 4.52% for a blended floating rate of three-month SOFR plus 3.70%.

In June 2025, we entered into three intraday interest rate lock agreements with notional amounts totaling $150.0 million that fixed the interest rate on a portion of the Notes Due 2032, which were issued in June 2025, at 4.21%. We paid $0.2 million upon termination, which is included as a component of “Accumulated other comprehensive income” in the accompanying consolidated balance sheets and is being reclassified as an increase to interest expense over the term of the debt.
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
We have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, although the credit valuation adjustments associated with our derivatives use Level 3 inputs such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. As of June 30, 2025 and December 31, 2024, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations are classified within Level 2 of the fair value hierarchy.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings. Approximately $2.6 million and $5.2 million was reclassified as a reduction to interest expense during the three and six months ended June 30, 2025, respectively. Approximately $4.9 million and $9.8 million was reclassified as a reduction to interest expense during the three and six months ended June 30, 2024, respectively. As interest payments on our derivatives are made over the next 12 months, we estimate the decrease to interest expense to be approximately $8.7 million, assuming the current SOFR curve.
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

The following table presents information on the Company’s reported segment revenue, net operating income, and significant segment expenses for the three and six months ended June 30, 2025 and 2024 that are provided to the CODM and included within the Company’s single reportable operating segment measure of profit or loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Minimum rent	$165,965	$161,608	$339,953	$322,653
Tenant reimbursements	45,103	44,422	91,316	87,999
Bad debt reserve	(1,625)	(1,544)	(3,701)	(2,133)
Other property-related revenue	870	2,701	2,510	3,542
Overage rent	1,738	1,350	2,786	3,130
Total revenue	212,051	208,537	432,864	415,191

Expenses:
Property operating – recoverable	24,849	24,257	50,647	48,020
Property operating – non-recoverable	3,700	4,005	7,361	8,014
Real estate taxes	26,492	26,350	54,096	52,723
Total expenses	55,041	54,612	112,104	108,757

Net operating income	157,010	153,925	320,760	306,434

Other (expense) income:
Other general and administrative expenses	(13,390)	(12,966)	(25,648)	(25,750)
Fee income	853	3,452	1,278	3,767
Impairment charges	—	(66,201)	—	(66,201)
Depreciation and amortization	(97,887)	(99,291)	(196,118)	(199,670)
Interest expense	(34,052)	(30,981)	(67,006)	(61,345)
Equity in loss of unconsolidated subsidiaries	(3,238)	(174)	(3,845)	(594)
Gain on sale of unconsolidated property, net	—	—	—	2,325
Income tax expense of taxable REIT subsidiaries	(199)	(132)	(209)	(290)
Other income, net	480	4,295	4,538	7,923
Gain (loss) on sales of operating properties, net	103,022	(1,230)	103,113	(1,466)
Net income (loss)	112,599	(49,303)	136,863	(34,867)
Net (income) loss attributable to noncontrolling interests	(2,281)	665	(2,815)	385
Net income (loss) attributable to common shareholders	$110,318	$(48,638)	$134,048	$(34,482)
NOTE 11. SHAREHOLDERS’ EQUITY
Distributions
Our Board of Trustees declared a cash distribution of $0.27 per common share and Common Unit for the second quarter of 2025. This distribution was paid on July 16, 2025 to common shareholders and common unitholders of record as of July 9, 2025. For the six months ended June 30, 2025, we declared cash distributions totaling $0.54 per common share and Common Unit.
For the three and six months ended June 30, 2024, we declared cash distributions of $0.25 and $0.50 per common share and Common Unit, respectively.
Share Repurchase Program
The Company has an existing share repurchase program under which it may repurchase, from time to time, up to a maximum of $300.0 million of its common shares (the “Share Repurchase Program”). The Company intends to fund any future repurchases under the Share Repurchase Program with cash on hand or availability under the Revolving Facility, subject to any applicable restrictions. The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will depend upon prevailing market conditions, regulatory requirements, and other factors. In January

2025, the Company extended the Share Repurchase Program for an additional year to February 28, 2026, if not terminated or extended prior to that date. As of June 30, 2025, the Company has not repurchased any shares under the Share Repurchase Program.
NOTE 12. EARNINGS PER SHARE OR UNIT
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
Potentially dilutive securities include (i) outstanding options to acquire common shares; (ii) Limited Partner Units, which may be exchanged for either cash or common shares at the Parent Company’s option and under certain circumstances; (iii) Appreciation Only Long-Term Incentive Plan Units; (iv) deferred common share units, which may be credited to the personal accounts of members of the Board of Trustees in lieu of compensation paid in cash or the issuance of common shares to such trustees, and (v) common shares issuable upon the exchange of the Company’s Exchangeable Notes. The Company calculates the potential dilutive effect of the Exchangeable Notes under the if-converted method, which considers only the amounts settled in excess of the principal in diluted earnings per share as the principal must be paid in cash. Limited Partner Units have been omitted from the Parent Company’s denominator for the purpose of computing diluted earnings per share since the effect of including those amounts in the denominator would have no dilutive impact. Weighted average Limited Partner Units outstanding were 4.8 million and 4.7 million for the three and six months ended June 30, 2025, respectively, and 3.7 million for the three and six months ended June 30, 2024.
Due to the net loss allocable to common shareholders and common unitholders for the three and six months ended June 30, 2024, no securities had a dilutive impact for those periods.
NOTE 13. COMMITMENTS AND CONTINGENCIES
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
In 2021, we provided repayment and completion guarantees on loans totaling $66.2 million associated with the development of The Corner mixed-use project in the Indianapolis MSA. As of June 30, 2025, the outstanding balance of the loans was $68.4 million, of which our share was $34.2 million.
As of June 30, 2025, we had outstanding letters of credit totaling $4.5 million with no amounts advanced against these instruments.
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
NOTE 14. SUBSEQUENT EVENTS
Subsequent to June 30, 2025:
•one of our properties experienced severe flooding. We believe that we have adequate third-party insurance, subject to a $0.3 million deductible, including business interruption coverage, to address this matter, and at this time, we do not believe that the flood will have a significant adverse impact on our results of operations or financial condition on a consolidated basis;

•we closed on the disposition of Humblewood Shopping Center, an 85,682 square foot multi-tenant retail property in the Houston MSA, which was classified as held for sale as of June 30, 2025, for a gross sales price of $18.3 million with an anticipated gain on sale. The proceeds are restricted for 180 days related to a potential 1031 Exchange; and
•the Operating Partnership amended the pricing terms of the Revolving Facility, $300M Term Loan, and $250M Term Loan to remove the 0.10% SOFR spread adjustment; in addition, the credit ratings-based pricing credit spread on the $300M Term Loan decreased from a range of 1.15% to 2.20% to a range of 0.75% to 1.60%.

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
•insurance costs and coverage, especially in Florida and Texas coastal areas and North Carolina;
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
As of June 30, 2025, we own interests in 179 operating retail/mixed-used properties, including 171 wholly owned shopping centers and eight shopping centers owned through four unconsolidated joint ventures, totaling approximately 29.4 million square feet, excluding two operating retail properties classified as held for sale as of June 30, 2025, and two standalone office properties with 0.4 million square feet. Of the 179 operating retail/mixed-use properties, 11 contain an office component. We also own interests in one development project under construction as of June 30, 2025 and an additional two properties with future redevelopment opportunities.
Inflation and Tariffs
We continue to monitor the impact of inflation and tariffs on our operating and financial performance. Although inflation has moderated significantly from peak levels experienced during 2022, inflation may increase in the near future given the enactment of tariffs on all imported goods and targeting specific countries by the U.S. government in 2025. These tariffs may lead to higher prices for many of the products that our tenants sell, potentially reducing consumer demand and spending and impacting our tenants’ sales volume. This, in turn, could put downward pricing pressure on rents that we are able to charge to new or renewing tenants, such that rent spreads and, in some cases, our percentage rents could be impacted. Additionally, uncertainty regarding the scope and duration of the current and potential tariffs can lead to significant business uncertainty, affecting our tenants’ strategic planning and store expansion plans. Many of our leases contain provisions designed to mitigate the adverse impact of inflation, including stated rent increases and requirements for tenants to pay a share of operating expenses, including common area maintenance, real estate taxes, insurance, or other operating expenses related to the maintenance of our properties, with escalation clauses in most leases. Over the past two years, we have made significant progress in executing leases that include higher fixed-rent increases while also including consumer price index-based, anti-gouging protection for tenants. However, the stated rent increases or limits on such tenant’s obligation to pay its share of operating expenses could be lower than the increase in inflation at any given time. Inflation may also increase labor or other general and administrative expenses, which cannot be easily reduced.

Historically, economic indicators such as GDP growth, consumer confidence, and employment have been correlated with demand for certain of our tenants’ products and services. An economic recession could, among other impacts, increase the number of our tenants that are unable to meet their lease obligations to us and limit the demand from new tenants for space in our properties.
Operating Activity
During the second quarter of 2025, we executed new and renewal leases on 170 individual spaces totaling 1,214,631 square feet (17.0% cash leasing spread on 133 comparable leases). New leases were signed on 64 individual spaces for 342,658 square feet of gross leasable area (“GLA”) (31.3% cash leasing spread on 38 comparable leases), while non-option renewal leases were signed on 63 individual spaces for 223,294 square feet of GLA (19.7% cash leasing spread on 52 comparable leases) and option renewals were signed on 43 individual spaces for 648,679 square feet of GLA (8.2% cash leasing spread). The blended cash spread for comparable new and non-option renewal leases was 25.5%. Comparable new and renewal leases are defined as those for which the space was occupied by a tenant within the last 12 months.
New Tax Legislation
Effective July 4, 2025, certain changes to U.S. tax law were approved that impact us and our shareholders. Among other changes, this legislation (i) permanently extends the 20% deduction for “qualified REIT dividends” for individuals and other non-corporate taxpayers under Section 199A of the Internal Revenue Code (the “Code”), (ii) increases the percentage limit under the REIT asset test applicable to taxable REIT subsidiaries from 20% to 25% for taxable years beginning after December 31, 2025, and (iii) increases the base on which the 30% interest deduction limit under Section 163(j) of the Code applies by excluding depreciation, amortization, and depletion from the definition of “adjusted taxable income” (i.e., based on EBITDA rather than EBIT) for taxable years beginning after December 31, 2024.
Results of Operations
The comparability of results of operations for the three and six months ended June 30, 2025 and 2024 is affected by our development, redevelopment, and operating property acquisition and disposition activities during these periods. Therefore, we believe it is most useful to review the comparisons of our results of operations for these periods in conjunction with the discussion of our transaction activities during those periods, which is set forth below.
Acquisitions
The following operating properties were acquired during the period from January 1, 2024 through June 30, 2025:

Property Name	MSA	Acquisition Date	Retail GLA
Parkside West Cobb	Atlanta	August 30, 2024	141,627
Village Commons	Miami	January 15, 2025	170,976
Legacy West(1)	Dallas/Ft. Worth	April 28, 2025	342,011
(1)We acquired a 52% interest in Legacy West in a joint venture with GIC for a gross purchase price of $785.0 million, including the assumption of $304.0 million of debt with an interest rate of 3.80%. Our share of the purchase price is $408.2 million. Legacy West also contains 443,553 square feet of office space and 782 multifamily units.
Dispositions
The following operating properties were sold during the period from January 1, 2024 through June 30, 2025:

Property Name	MSA	Disposition Date	GLA
Ashland & Roosevelt	Chicago	May 31, 2024	104,176
Stoney Creek Commons	Indianapolis	April 4, 2025	84,094
Fullerton Metrocenter	Los Angeles	June 25, 2025	241,027
Denton Crossing(1)	Dallas/Ft. Worth	June 27, 2025	343,345
Parkway Towne Crossing(1)	Dallas/Ft. Worth	June 27, 2025	180,736
The Landing at Tradition(1)	Port St. Lucie, FL	June 27, 2025	397,199
(1)We contributed this previously wholly owned property into a newly formed joint venture with GIC (the “GIC Portfolio Joint Venture”) and have retained a 52% noncontrolling interest in the property.

In addition to the above dispositions, Humblewood Shopping Center, an 85,682 square foot multi-tenant retail property in the Houston MSA, is classified as held for sale as of June 30, 2025 and was sold on July 21, 2025.
In January 2024, the joint venture that owned Glendale Center Apartments, of which we have an 11.5% ownership interest, sold the 267-unit property to a third party. Glendale Center Apartments is adjacent to our Glendale Town Center operating retail property in the Indianapolis MSA.
Development and Redevelopment Projects
The following properties were under active development or redevelopment at various times during the period from January 1, 2024 through June 30, 2025 and removed from our operating portfolio:

Project Name	MSA	Transition to Development or Redevelopment(1)	Transition to Operating Portfolio	GLA
Active Projects
One Loudoun Expansion(2)	Washington, D.C.	September 2024	Pending	119,000

Future Opportunities
Hamilton Crossing Centre(3)(4)	Indianapolis	June 2014	Pending	92,283
Edwards Multiplex – Ontario(3)	Los Angeles	March 2023	Pending	124,614

Completed Projects
Carillon medical office building(5)	Washington, D.C.	October 2021	December 2024	125,277
The Corner – IN(6)	Indianapolis	December 2015	March 2025	23,852
(1)Transition date represents the date the property was transferred from our operating portfolio into redevelopment status. For legacy Retail Properties of America, Inc. (“RPAI”) projects, the transition date represents the later of the date of the closing of the merger (October 2021) and the date the project was transferred into redevelopment status.
(2)The property is comprised of the development project (which has been excluded from the Company’s same property pool due to the ongoing development) and the remaining retail operating portion of the property (which is included in the Company’s same property pool as of June 30, 2025).
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

Comparison of Operating Results for the Three Months Ended June 30, 2025 to the Three Months Ended June 30, 2024
The following table reflects changes in the components of our consolidated statements of operations for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024	Change
Revenue:
Rental income	$211,182	$205,836	$5,346
Other property-related revenue	1,360	3,146	(1,786)
Fee income	853	3,452	(2,599)
Total revenue	213,395	212,434	961

Expenses:
Property operating	28,881	28,564	317
Real estate taxes	26,651	26,493	158
General, administrative and other	13,390	12,966	424
Depreciation and amortization	97,887	99,291	(1,404)
Impairment charges	—	66,201	(66,201)
Total expenses	166,809	233,515	(66,706)

Other (expense) income:
Interest expense	(34,052)	(30,981)	(3,071)
Income tax expense of taxable REIT subsidiaries	(199)	(132)	(67)
Gain (loss) on sales of operating properties, net	103,022	(1,230)	104,252
Equity in loss of unconsolidated subsidiaries	(3,238)	(174)	(3,064)
Other income, net	480	4,295	(3,815)
Net income (loss)	112,599	(49,303)	161,902
Net (income) loss attributable to noncontrolling interests	(2,281)	665	(2,946)
Net income (loss) attributable to common shareholders	$110,318	$(48,638)	$158,956

Property operating expense to total revenue ratio	13.5%	13.4%
Rental income (including tenant reimbursements) increased $5.3 million, or 2.6%, due to the following (in thousands):

Net Change Three Months Ended June 30, 2024 to 2025
Properties or components of properties sold or held for sale during 2024 and/or 2025	$(802)
Properties under redevelopment or acquired during 2024 and/or 2025	1,582
Properties fully operational during 2024 and 2025 and other	4,566
Total	$5,346
The net increase of $4.6 million in rental income for properties that were fully operational during 2024 and 2025 is primarily due to increases in the following: (i) base minimum rent of $2.4 million due to contractual rent changes, (ii) lease termination income of $1.9 million, (iii) tenant reimbursements of $0.4 million due to higher recoverable common area maintenance expenses, and (iv) overage rent of $0.3 million. These variances were partially offset by a decrease in ancillary income of $0.3 million. The occupancy of the fully operational properties decreased from 91.3% for the three months ended June 30, 2024 to 90.4% for the three months ended June 30, 2025.
Other property-related revenue primarily consists of parking revenues, gains on the sale of land, and other miscellaneous activity. This revenue decreased by $1.8 million primarily as a result of no land sales being completed during the three months ended June 30, 2025 compared to $1.9 million of gains on the sale of land realized during the three months ended June 30, 2024.
We recorded fee income of $0.9 million and $3.5 million during the three months ended June 30, 2025 and 2024, respectively, from property management and development services provided to third parties and unconsolidated joint ventures.

The decrease in fee income is primarily due to development fees earned during the three months ended June 30, 2024 related to the development of a hotel on the Pam Am Plaza site that did not reoccur in 2025.
Property operating expenses increased $0.3 million, or 1.1%, due to the following (in thousands):

Net Change Three Months Ended June 30, 2024 to 2025
Properties or components of properties sold or held for sale during 2024 and/or 2025	$(47)
Properties under redevelopment or acquired during 2024 and/or 2025	311
Properties fully operational during 2024 and 2025 and other	53
Total	$317
The net increase of $0.1 million in property operating expenses for properties that were fully operational during 2024 and 2025 is primarily due to increases in the following: (i) $0.2 million in insurance expenses, (ii) $0.2 million in landscaping and repairs and maintenance expenses, and (iii) $0.2 million in administrative expenses, offset by a $0.6 million decrease in non-recoverable operating expenses. As a percentage of revenue, property operating expenses increased from 13.4% to 13.5% due to an increase in revenue in 2025.
Real estate taxes increased $0.2 million, or 0.6%, due to the following (in thousands):

Net Change Three Months Ended June 30, 2024 to 2025
Properties or components of properties sold or held for sale during 2024 and/or 2025	$(265)
Properties under redevelopment or acquired during 2024 and/or 2025	419
Properties fully operational during 2024 and 2025 and other	4
Total	$158
There was no net change in real estate taxes for properties that were fully operational during 2024 and 2025 primarily due to higher real estate tax assessments and lower capitalized real estate taxes at certain properties in the portfolio in 2025 that were offset by an increase in real estate tax refunds received during the three months ended June 30, 2025. The majority of real estate tax expense is recoverable from tenants and such recovery is reflected within “Rental income” in the accompanying consolidated statements of operations and comprehensive income (loss).
General, administrative and other expenses increased $0.4 million, or 3.3%, primarily due to higher costs incurred related to travel and an increase in bank fees in 2025.
Depreciation and amortization expense decreased $1.4 million, or 1.4%, due to the following (in thousands):

Net Change Three Months Ended June 30, 2024 to 2025
Properties or components of properties sold or held for sale during 2024 and/or 2025	$(2,757)
Properties under redevelopment or acquired during 2024 and/or 2025	400
Properties fully operational during 2024 and 2025 and other	953
Total	$(1,404)
The net increase of $1.0 million in depreciation and amortization at properties that were fully operational during 2024 and 2025 is primarily due to the timing of placing assets in service and writing-off tenant-related assets as a result of tenant move-outs.
Based on a reduction in the expected future hold period (see Note 4 to the accompanying consolidated financial statements), we recognized a $66.2 million impairment charge during the three months ended June 30, 2024 related to City Center, a retail operating property in the New York MSA. No impairment charges were recorded during the three months ended June 30, 2025.

Interest expense increased $3.1 million, or 9.9%, primarily due to an increase in interest incurred on the Company’s unsecured revolving line of credit due to increased borrowings along with less favorable interest rate swaps in 2025 compared to the prior year, partially offset by a decrease in interest incurred on the unsecured term loans.
We recorded a net gain on sales of operating properties of $103.0 million for the three months ended June 30, 2025 on the sales of Stoney Creek Commons and Fullerton Metrocenter and the contribution of three previously wholly owned properties to the GIC Portfolio Joint Venture compared to a net loss on sales of operating properties of $1.2 million on the sale of Ashland & Roosevelt for the three months ended June 30, 2024.
Other income, net decreased $3.8 million primarily due to a decrease in interest income earned during the three months ended June 30, 2025 compared to the prior year.
Comparison of Operating Results for the Six Months Ended June 30, 2025 to the Six Months Ended June 30, 2024
The following table reflects changes in the components of our consolidated statements of operations for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Revenue:
Rental income	$430,354	$411,649	$18,705
Other property-related revenue	3,525	4,457	(932)
Fee income	1,278	3,767	(2,489)
Total revenue	435,157	419,873	15,284

Expenses:
Property operating	58,707	56,645	2,062
Real estate taxes	54,412	53,027	1,385
General, administrative and other	25,648	25,750	(102)
Depreciation and amortization	196,118	199,670	(3,552)
Impairment charges	—	66,201	(66,201)
Total expenses	334,885	401,293	(66,408)

Other (expense) income:
Interest expense	(67,006)	(61,345)	(5,661)
Income tax expense of taxable REIT subsidiaries	(209)	(290)	81
Gain (loss) on sales of operating properties, net	103,113	(1,466)	104,579
Equity in loss of unconsolidated subsidiaries	(3,845)	(594)	(3,251)
Gain on sale of unconsolidated property, net	—	2,325	(2,325)
Other income, net	4,538	7,923	(3,385)
Net income (loss)	136,863	(34,867)	171,730
Net (income) loss attributable to noncontrolling interests	(2,815)	385	(3,200)
Net income (loss) attributable to common shareholders	$134,048	$(34,482)	$168,530

Property operating expense to total revenue ratio	13.5%	13.5%
Rental income (including tenant reimbursements) increased $18.7 million, or 4.5%, due to the following (in thousands):

Net Change Six Months Ended June 30, 2024 to 2025
Properties or components of properties sold or held for sale during 2024 and/or 2025	$(432)
Properties under redevelopment or acquired during 2024 and/or 2025	3,696
Properties fully operational during 2024 and 2025 and other	15,441
Total	$18,705

The net increase of $15.4 million in rental income for properties that were fully operational during 2024 and 2025 is primarily due to increases in the following: (i) base minimum rent of $8.7 million due to contractual rent changes, (ii) lease termination income of $6.7 million, and (iii) tenant reimbursements of $2.4 million due to higher recoverable common area maintenance expenses. These variances were partially offset by an increase in bad debt expense of $1.5 million and decreases in ancillary income of $0.6 million and overage rent of $0.3 million.
Other property-related revenue primarily consists of parking revenues, gains on the sale of land, and other miscellaneous activity. This revenue decreased by $0.9 million primarily as a result of no land sales being completed during the six months ended June 30, 2025 compared to $1.9 million of gains on the sale of land realized during the six months ended June 30, 2024, partially offset by the receipt of $0.7 million of insurance proceeds during the six months ended June 30, 2025 related to a hail storm at one of our properties.
We recorded fee income of $1.3 million and $3.8 million during the six months ended June 30, 2025 and 2024, respectively, from property management and development services provided to third parties and unconsolidated joint ventures. The decrease in fee income is primarily due to development fees earned during the six months ended June 30, 2024 related to the development of a hotel on the Pam Am Plaza site that did not reoccur in 2025.
Property operating expenses increased $2.1 million, or 3.6%, due to the following (in thousands):

Net Change Six Months Ended June 30, 2024 to 2025
Properties or components of properties sold or held for sale during 2024 and/or 2025	$112
Properties under redevelopment or acquired during 2024 and/or 2025	546
Properties fully operational during 2024 and 2025 and other	1,404
Total	$2,062
The net increase of $1.4 million in property operating expenses for properties that were fully operational during 2024 and 2025 is primarily due to increases in the following: (i) snow removal expenses of $0.8 million, (ii) insurance expenses of $0.7 million, and (iii) utilities of $0.3 million, partially offset by a $0.7 million decrease in non-recoverable expenses. As a percentage of revenue, property operating expenses were flat at 13.5%.
Real estate taxes increased $1.4 million, or 2.6%, due to the following (in thousands):

Net Change Six Months Ended June 30, 2024 to 2025
Properties or components of properties sold or held for sale during 2024 and/or 2025	$(467)
Properties under redevelopment or acquired during 2024 and/or 2025	730
Properties fully operational during 2024 and 2025 and other	1,122
Total	$1,385
The net increase of $1.1 million in real estate taxes for properties that were fully operational during 2024 and 2025 is primarily due to higher real estate tax assessments and lower capitalized real estate taxes at certain properties in the portfolio in 2025, partially offset by an increase in real estate tax refunds received during the six months ended June 30, 2025. The majority of real estate tax expense is recoverable from tenants and such recovery is reflected within “Rental income” in the accompanying consolidated statements of operations and comprehensive income (loss).
General, administrative and other expenses decreased $0.1 million, or 0.4%, primarily due to a decrease in corporate communication expenses and franchise taxes in 2025.

Depreciation and amortization expense decreased $3.6 million, or 1.8%, due to the following (in thousands):

Net Change Six Months Ended June 30, 2024 to 2025
Properties or components of properties sold or held for sale during 2024 and/or 2025	$(5,459)
Properties under redevelopment or acquired during 2024 and/or 2025	1,064
Properties fully operational during 2024 and 2025 and other	843
Total	$(3,552)
The net increase of $0.8 million in depreciation and amortization at properties that were fully operational during 2024 and 2025 is primarily due to the timing of placing assets in service and writing-off tenant-related assets as a result of tenant move-outs.
Based on a reduction in the expected future hold period (see Note 4 to the accompanying consolidated financial statements), we recorded a $66.2 million impairment charge during the six months ended June 30, 2024 related to City Center, a retail operating property in the New York MSA. No impairment charges were recorded during the six months ended June 30, 2025.
Interest expense increased $5.7 million, or 9.2%, primarily due to interest incurred on the $350.0 million in aggregate principal amount of 4.95% senior unsecured notes due 2031 (the “Notes Due 2031”) issued in August 2024, an increase in interest incurred on the Company’s unsecured revolving line of credit due to increased borrowings, and less favorable interest rate swaps in 2025 compared to the prior year, partially offset by a decrease in interest incurred on the unsecured term loans and private placement notes.
We recorded a net gain on sales of operating properties of $103.1 million for the six months ended June 30, 2025 on the sales of Stoney Creek Commons and Fullerton Metrocenter and the contribution of three previously wholly owned properties to the GIC Portfolio Joint Venture compared to a net loss on sales of operating properties of $1.5 million primarily on the sale of Ashland & Roosevelt for the six months ended June 30, 2024.
During the six months ended June 30, 2024, we recognized a $2.3 million gain on sale of unconsolidated property related to our share of the gain on the sale of Glendale Center Apartments. No such gain was recorded during the six months ended June 30, 2025.
Other income, net decreased $3.4 million primarily due to a decrease in interest income earned during the six months ended June 30, 2025 compared to the prior year.
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
We also use same property NOI (“Same Property NOI”), a non-GAAP financial measure, to evaluate the performance of our properties. Same Property NOI is net income excluding properties that have not been owned for the full periods presented. Same Property NOI also excludes (i) net gains from outlot sales, (ii) straight-line rent revenue, (iii) lease termination income in excess of lost rent, (iv) amortization of lease intangibles, and (v) significant prior period expense recoveries and adjustments, if any. When we receive payments in excess of any accounts receivable for terminating a lease, Same Property NOI will include such excess payments as monthly rent until the earlier of the expiration of 12 months or the start date of a replacement tenant. We believe that Same Property NOI is helpful to investors as a measure of our operating performance because it includes only the NOI of properties that have been owned for the full periods presented. We believe such presentation eliminates disparities in net income due to the acquisition or disposition of properties during the particular periods presented and thus provides a more consistent metric for the comparison of our properties. Same Property NOI includes the results of properties that have been owned for the entire current and prior year reporting periods. Same Property NOI for all periods presented includes 52% of the NOI from the three previously wholly owned properties that were contributed to the GIC Portfolio Joint Venture in June 2025.

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
For the three and six months ended June 30, 2025, the Same Property Pool excludes the following:
•properties acquired or placed in service during 2024 and 2025;
•The Corner – IN, which was reclassified from active development into our operating portfolio in March 2025;
•our active development project at One Loudoun Expansion;
•Hamilton Crossing Centre and Edwards Multiplex – Ontario, which were reclassified from our operating portfolio into redevelopment in June 2014 and March 2023, respectively;
•properties sold or classified as held for sale during 2024 and 2025; and
•standalone office properties, including the Carillon medical office building, which was reclassified from active redevelopment into our office portfolio in December 2024.
The following table presents Same Property NOI and a reconciliation to net income (loss) attributable to common shareholders for the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Number of properties in Same Property Pool for the period(1)	175	175		175	175

Leased percentage at period end	93.2%	94.8%	93.2%	94.8%
Economic occupancy percentage at period end	90.3%	91.6%	90.3%	91.6%
Economic occupancy percentage(2)	90.4%	91.3%	91.1%	91.2%

Same Property NOI(3)	$144,104	$139,512	3.3%	$287,903	$279,038	3.2%

Reconciliation of Same Property NOI to most directly comparable GAAP measure:
Net operating income – same properties	$144,104	$139,512		$287,903	$279,038
Net operating income – non-same activity(4)	12,906	14,413		32,857	27,396
Total property NOI	157,010	153,925	2.0%	320,760	306,434	4.7%
Other (expense) income, net	(2,104)	7,441		1,762	10,806
General, administrative and other	(13,390)	(12,966)		(25,648)	(25,750)
Impairment charges	—	(66,201)		—	(66,201)
Depreciation and amortization	(97,887)	(99,291)		(196,118)	(199,670)
Interest expense	(34,052)	(30,981)		(67,006)	(61,345)
Gain (loss) on sales of operating properties, net	103,022	(1,230)		103,113	(1,466)
Gain on sale of unconsolidated property, net	—	—		—	2,325
Net (income) loss attributable to noncontrolling interests	(2,281)	665		(2,815)	385
Net income (loss) attributable to common shareholders	$110,318	$(48,638)		$134,048	$(34,482)
(1)Same Property NOI excludes the following: (i) properties acquired or placed in service during 2024 and 2025; (ii) The Corner – IN, which was reclassified from active development into our operating portfolio in March 2025; (iii) our active development project at One

Loudoun Expansion; (iv) Hamilton Crossing Centre and Edwards Multiplex – Ontario, which were reclassified from our operating portfolio into redevelopment in June 2014 and March 2023, respectively; (v) properties sold or classified as held for sale during 2024 and 2025; and (vi) standalone office properties, including the Carillon medical office building, which was reclassified from active redevelopment into our office portfolio in December 2024.
(2)Excludes leases that are signed but for which tenants have not yet commenced the payment of cash rent; calculated as a weighted average based on the timing of cash rent commencement and expiration during the period.
(3)Same Property NOI for all periods presented includes 52% of the NOI from the three previously wholly owned properties that were contributed to the GIC Portfolio Joint Venture in June 2025.
(4)Includes non-cash activity across the portfolio as well as NOI from properties not included in the Same Property Pool, including properties sold during both periods.
Our Same Property NOI increased 3.3% for the three months ended June 30, 2025 compared to the same period of the prior year primarily due to contractual rent growth.
NAREIT Funds From Operations
NAREIT Funds From Operations (“FFO”) is a widely used performance measure for real estate companies and is provided here as a supplemental measure of our operating performance. We calculate FFO, a non-GAAP financial measure, in accordance with the best practices described in the April 2002 National Policy Bulletin of the National Association of Real Estate Investment Trusts (“NAREIT”), as restated in 2018. The NAREIT white paper defines FFO as net income (calculated in accordance with GAAP), excluding (i) depreciation and amortization related to real estate, (ii) gains and losses from the sale of certain real estate assets, (iii) gains and losses from change in control, and (iv) impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity.
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
Core Funds From Operations (“Core FFO”) is a non-GAAP financial measure of operating performance that modifies FFO for certain non-cash transactions that result in recording income or expense and impact our period-over-period performance, including (i) amortization of deferred financing costs, (ii) non-cash compensation expense and other, (iii) straight-line rent related to minimum rent and common area maintenance, (iv) market rent amortization income, and (v) amortization of debt discounts, premiums and hedge instruments, and include adjustments related to our pro rata share from unconsolidated joint ventures for these categories as applicable. We believe that Core FFO is useful to investors in evaluating our core cash flow-generating operations by adjusting for items that we do not consider to be part of our core business operations, allowing for comparison of our core operating performance between periods. Core FFO should not be considered as an alternative to net income as an indicator of our performance or as an alternative to cash flow as a measure of liquidity or our ability to make distributions. Our computation of Core FFO may differ from the methodology for calculating Core FFO used by other REITs and therefore may not be comparable to such other REITs.

Our calculations of FFO and reconciliation to net income (loss) and Core FFO for the three and six months ended June 30, 2025 and 2024 (unaudited) are as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$112,599	$(49,303)	$136,863	$(34,867)
Less: net income attributable to noncontrolling interests in properties	(81)	(74)	(151)	(141)
Less/add: (gain) loss on sales of operating properties, net	(103,022)	1,230	(103,113)	1,466
Less: gain on sale of unconsolidated property, net	—	—	—	(2,325)
Add: impairment charges	—	66,201	—	66,201
Add: depreciation and amortization of consolidated and unconsolidated entities, net of noncontrolling interests	104,469	99,433	203,146	199,993
NAREIT FFO of the Operating Partnership(1)	113,965	117,487	236,745	230,327
Less: Limited Partners’ interests in FFO	(2,466)	(1,946)	(4,929)	(3,768)
FFO attributable to common shareholders(1)	$111,499	$115,541	$231,816	$226,559
FFO, as defined by NAREIT, per share of the Operating Partnership – diluted	$0.51	$0.53	$1.05	$1.03

Reconciliation of NAREIT FFO to Core FFO(2)
NAREIT FFO of the Operating Partnership(1)	$113,965	$117,487	$236,745	$230,327
Add:
Amortization of deferred financing costs	1,751	987	3,395	1,916
Non-cash compensation expense and other	3,048	2,906	5,564	5,628
Less:
Straight-line rent – minimum rent and common area maintenance	2,835	3,651	5,413	6,776
Market rent amortization income	1,879	2,390	5,421	4,657
Amortization of debt discounts, premiums and hedge instruments	890	3,734	3,646	7,490
Core FFO of the Operating Partnership	$113,160	$111,605	$231,224	$218,948
Core FFO per share of the Operating Partnership – diluted	$0.50	$0.50	$1.03	$0.98
(1)“NAREIT FFO of the Operating Partnership” measures 100% of the operating performance of the Operating Partnership’s real estate properties. “FFO attributable to common shareholders” reflects a reduction for the redeemable noncontrolling weighted average diluted interest in the Operating Partnership.
(2)Includes the Company’s pro rata share from unconsolidated joint ventures.
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
The following table presents a reconciliation of our EBITDA, Adjusted EBITDA, and Annualized Adjusted EBITDA to net income (the most directly comparable GAAP measure) and a calculation of Net Debt to Adjusted EBITDA (in thousands):

Three Months Ended June 30, 2025
Net income	$112,599
Depreciation and amortization	97,887
Interest expense	34,052
Income tax expense of taxable REIT subsidiaries	199
EBITDA	244,737
Unconsolidated EBITDA, as adjusted	5,689
Gain on sales of operating properties, net	(103,022)
Other income and expense, net	2,758
Noncontrolling interests	(210)
Pro forma adjustments(1)	(2,280)
Adjusted EBITDA	$149,952

Annualized Adjusted EBITDA(2)	$590,690

Company share of Net Debt:
Mortgage and other indebtedness, net	$3,022,496
Add: Company share of unconsolidated joint venture debt	190,841
Add: debt discounts, premiums and issuance costs, net	3,082
Less: Partner share of consolidated joint venture debt(3)	(9,777)
Company’s consolidated debt and share of unconsolidated debt	3,206,642
Less: cash, cash equivalents and restricted cash	(201,796)
Company share of Net Debt	$3,004,846
Net Debt to Adjusted EBITDA	5.1x
(1)Pro forma adjustments relate to current quarter GAAP operating income for the sale of Fullerton Metrocenter and the sale of a 48% interest in three previously wholly owned properties that were contributed to the newly formed GIC Portfolio Joint Venture in June 2025, as well as the Legacy West Joint Venture’s acquisition of Legacy West in April 2025, both of which joint ventures the Company owns a 52% noncontrolling interest.
(2)Represents Adjusted EBITDA for the three months ended June 30, 2025 (as shown in the table above) multiplied by four.
(3)Partner share of consolidated joint venture debt is calculated based upon the partner’s pro rata ownership of the joint venture, multiplied by the related secured debt balance.
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
As of June 30, 2025, we had approximately $182.0 million in cash and cash equivalents on hand, $5.6 million in restricted cash and escrow deposits, and $1.1 billion of remaining availability under the $1.1 billion unsecured revolving credit facility (the “Revolving Facility”) compared to $80.0 million of debt maturities over the next 12 months. During the six months ended June 30, 2025, we (i) completed a public offering of $300.0 million in aggregate principal amount of 5.20% senior unsecured notes due 2032 (the “Notes Due 2032”), the proceeds of which were used to repay the $150.0 million unsecured term loan that was scheduled to mature on July 17, 2026 and borrowings on the Revolving Facility, with the remaining proceeds to be used to repay the $80.0 million principal balance of the 4.47% senior unsecured notes that mature on September 10, 2025 and (ii) repaid the $350.0 million principal balance of the 4.00% senior unsecured notes that matured on March 15, 2025 using proceeds from the Notes Due 2031. We believe we will have adequate liquidity over the next 12 months and beyond to operate our business and meet our cash requirements.
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
As of June 30, 2025, we had $1.1 billion available under the Revolving Facility for future borrowings. We also had $182.0 million in cash and cash equivalents as of June 30, 2025.
We were in compliance with all applicable financial covenants under the Revolving Facility, unsecured term loans and senior unsecured notes as of June 30, 2025.
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
Our Principal Liquidity Needs
Short-Term Liquidity Needs
Near-Term Debt Maturities. As of June 30, 2025, we have no secured debt, excluding scheduled monthly principal payments, and $80.0 million of unsecured debt scheduled to mature over the next 12 months. We believe we have sufficient liquidity to repay this obligation through a combination of proceeds from the Notes Due 2032, cash flows generated from operations, capital markets transactions, and borrowings on the Revolving Facility.
Other Short-Term Liquidity Needs. The requirements for qualifying as a REIT and for a tax deduction for some or all of the dividends paid to shareholders necessitate that we distribute at least 90% of our taxable income on an annual basis. Such requirements cause us to have substantial liquidity needs over both the short and long term. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our operating properties, scheduled interest and principal payments on our debt of approximately $70.0 million and $2.6 million, respectively, for the remainder of 2025, expected dividend payments to our common shareholders and common unit holders, and recurring capital expenditures.

In April 2025, our Board of Trustees declared a cash distribution of $0.27 per common share and Common Unit for the second quarter of 2025. This distribution was paid on July 16, 2025 to common shareholders and common unit holders of record as of July 9, 2025. Future distributions, if any, are at the discretion of the Board of Trustees, who will continue to evaluate our sources and uses of capital, liquidity position, operating fundamentals, maintenance of our REIT qualification, and other factors they may deem relevant. We believe we have sufficient liquidity to pay any dividend from available cash on hand and borrowings on the Revolving Facility.
Other short-term liquidity needs include expenditures for tenant improvements, external leasing commissions, and recurring capital expenditures. During the six months ended June 30, 2025, we incurred $15.5 million for recurring capital expenditures on operating properties and $53.6 million for tenant improvements and external leasing commissions, which includes costs to re-lease anchor space at our operating properties related to tenants open and operating as of June 30, 2025 (excluding development and redevelopment properties). We currently anticipate incurring approximately $130 million of additional major tenant improvement costs related to executed leases for tenants not yet open at a number of our operating properties over the next 12 to 24 months. We believe we have the ability to fund these costs through cash flows generated from operations or borrowings on the Revolving Facility.
During the six months ended June 30, 2025, we completed major development construction activities at The Corner – IN and reclassified the property from active development into our operating portfolio in March 2025. As of June 30, 2025, the retail and office portions of the expansion project at One Loudoun Downtown (the “One Loudoun Expansion”), our mixed-use lifestyle center in the Washington, D.C. MSA, was under construction. Our share of the total estimated costs for this project is approximately $81.0 million to $91.0 million, of which our share of the expected funding requirement is approximately $65.0 million to $75.0 million. As of June 30, 2025, we have incurred $7.0 million of these costs. We anticipate incurring the majority of the remaining costs for this project over the next 12 to 24 months and believe we have the ability to fund this project through cash flows generated from operations or borrowings on the Revolving Facility.
Share Repurchase Program
The Company has an existing share repurchase program under which it may repurchase, from time to time, up to a maximum of $300.0 million of its common shares (the “Share Repurchase Program”). The Company intends to fund any future repurchases under the Share Repurchase Program with available cash on hand or availability under the Revolving Facility, subject to any applicable restrictions. The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will depend upon prevailing market conditions, regulatory requirements, and other factors. In January 2025, the Company extended the Share Repurchase Program for an additional year to February 28, 2026, if not terminated or extended prior to that date. As of June 30, 2025, the Company has not repurchased any shares under the Share Repurchase Program.
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
Commitments under Ground Leases. We are obligated under 12 ground leases for approximately 98 acres of land as of June 30, 2025. Most of these ground leases require fixed annual rent payments, and the expiration dates of the remaining initial terms of these ground leases range from August 31, 2025 to 2092. Assuming we exercise all available options to extend the terms of our ground leases, our ground leases will expire between 2045 and 2115.
Capital Expenditures on Consolidated Properties
The following table summarizes cash capital expenditures for our development and redevelopment projects and other capital expenditures for the six months ended June 30, 2025 (in thousands):

Six Months Ended June 30, 2025
Active development and redevelopment projects	$7,674
Recurring operating capital expenditures (primarily tenant improvements) and other	68,054
Total	$75,728
We capitalize certain indirect costs such as interest, payroll, and other general and administrative costs related to these development activities. If we had experienced a 10% reduction in development and redevelopment activities without a corresponding decrease in indirect project costs, we would have recorded additional expense of $0.1 million for the six months ended June 30, 2025.
Debt Maturities
The following table summarizes the scheduled maturities and principal amortization of the Company’s indebtedness as of June 30, 2025, presented on a calendar year basis (in thousands):

	Secured Debt
	Scheduled Principal Payments	Term Maturities	Unsecured Debt	Total
2025	$2,641	$—	$80,000	$82,641
2026	4,581	10,600	400,000	415,181
2027	3,120	—	500,000	503,120
2028	3,757	—	100,000	103,757
2029	4,324	—	400,000	404,324
Thereafter	23,767	92,788	1,400,000	1,516,555
	$42,190	$103,388	$2,880,000	$3,025,578
Debt discounts, premiums and issuance costs, net				(3,082)
Total				$3,022,496
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
Impact of Changes in Credit Ratings on Our Liquidity
We have received investment-grade corporate credit ratings from three nationally recognized credit rating agencies. These ratings did not change as of June 30, 2025.
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

Cash Flows
As of June 30, 2025, we had cash, cash equivalents and restricted cash of $187.6 million. We may be subject to concentrations of credit risk with regard to our cash and cash equivalents. We place our cash and short-term investments with highly rated financial institutions. While we attempt to limit our exposure at any point in time, occasionally such cash and investments may temporarily exceed the Federal Deposit Insurance Corporation (“FDIC”) and the Securities Investor Protection Corporation (“SIPC”) insurance limits. We also maintain certain compensating balances in several financial institutions in support of borrowings from those institutions. Such compensating balances were not material to the accompanying consolidated balance sheets.
Comparison of the Six Months Ended June 30, 2025 to the Six Months Ended June 30, 2024
The following table summarizes our cash flow activities (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Net cash provided by operating activities	$206,894	$195,686	$11,208
Net cash provided by (used in) investing activities	178,030	(154,601)	332,631
Net cash (used in) provided by financing activities	(330,641)	76,480	(407,121)
Increase in cash, cash equivalents and restricted cash	54,283	117,565	(63,282)
Cash, cash equivalents and restricted cash, at beginning of period	133,552	41,430
Cash, cash equivalents and restricted cash, at end of period	$187,835	$158,995
Cash provided by operating activities was $206.9 million for the six months ended June 30, 2025 and $195.7 million for the same period of 2024. The cash flows were positively impacted by an increase in net operating income and changes to other working capital accounts.
Cash provided by investing activities was $178.0 million for the six months ended June 30, 2025 compared to cash used in investing activities of $154.6 million for the same period of 2024. Highlights of significant cash sources and uses in investing activities are as follows:
•We received $350.0 million in principal upon maturity of the short-term certificates of deposit that matured in February 2025 during the three months ended March 31, 2025;
•We invested $265.0 million of proceeds from the January 2024 public offering of $350.0 million in aggregate principal amount of 5.50% senior unsecured notes due 2034 (the “Notes Due 2034”) in short-term certificates of deposit during the six months ended June 30, 2024 and received $145.0 million upon maturity of the certificate of deposit that matured in June 2024;
•We invested $253.9 million in the Legacy West unconsolidated joint venture during the six months ended June 30, 2025;
•We received net proceeds of $232.5 million from the sale of Stoney Creek Commons and Fullerton Metrocenter and the contribution of three previously wholly owned properties to the GIC Portfolio Joint Venture during the six months ended June 30, 2025 compared to net proceeds of $34.7 million from the sale of Ashland and Roosevelt and four parcels of land during the six months ended June 30, 2024;
•We acquired Village Commons for $67.9 million during the six months ended June 30, 2025. We did not acquire any properties during the six months ended June 30, 2024;
•Capital expenditures increased by $13.4 million primarily related to the timing of capital projects;
•We received distributions totaling $2.8 million from unconsolidated joint ventures during the six months ended June 30, 2025. During the six months ended June 30, 2024, we received a $1.6 million distribution upon the joint venture’s disposition of Glendale Center Apartments, of which we own an 11.5% interest, to a third party; and
•We contributed $2.2 million to an unconsolidated joint venture during the six months ended June 30, 2025 related to our share of a developer fee and debt service on the construction loan at The Corner – IN, of which we own a 50% interest.

Cash used in financing activities was $330.6 million for the six months ended June 30, 2025 compared to cash provided by financing activities of $76.5 million for the same period of 2024. Highlights of significant cash sources and uses in financing activities are as follows:
•We borrowed $398.0 million on the Revolving Facility and received proceeds of $298.5 million from the Notes Due 2032 during the six months ended June 30, 2025 compared to the receipt of $345.3 million of proceeds from the Notes Due 2034 and borrowings of $40.0 million on the Revolving Facility during the six months ended June 30, 2024;
•We repaid the following during the six months ended June 30, 2025: (i) $398.0 million of borrowings on the Revolving Facility, (ii) $350.0 million principal balance of the 4.00% senior unsecured notes that matured on March 15, 2025, (iii) $150.0 million unsecured term loan that was scheduled to mature on July 17, 2026, and (iv) $2.6 million of mortgages payable compared to the following repayments during the six months ended June 30, 2024: (i) $149.6 million principal balance of the 4.58% senior unsecured notes that matured on June 30, 2024, (ii) $40.0 million of borrowings on the Revolving Facility, and (iii) $2.6 million of mortgages payable; and
•We made distributions to common shareholders and holders of common partnership interests in the Operating Partnership of $122.4 million during the six months ended June 30, 2025 compared to distributions of $111.5 million during the six months ended June 30, 2024.
Critical Accounting Estimates
We based the discussion and analysis of our financial condition and results of operations upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There were no changes made by management to the critical accounting policies in the three months ended June 30, 2025. We discuss the most critical estimates in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 12, 2025.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk Related to Fixed and Variable Rate Debt
As of June 30, 2025, we had $3.0 billion of outstanding consolidated indebtedness (inclusive of net unamortized debt discounts, premiums and issuance costs of $3.1 million). In addition, we were party to various consolidated interest rate hedge agreements totaling $855.0 million with maturities over various terms through 2026. Reflecting the effects of these hedge agreements, our fixed and variable rate debt would have been $2.9 billion (94%) and $168.4 million (6%), respectively, of our total consolidated indebtedness as of June 30, 2025.
As of June 30, 2025, we had $400.0 million of fixed rate debt scheduled to mature within the next 18 months. A 100-basis point change in interest rates on this debt as of June 30, 2025 would change our annual cash flow by $4.0 million. A 100-basis point change in interest rates on our unhedged variable rate debt as of June 30, 2025 would change our annual cash flow by $1.7 million. Based upon the terms of our variable rate debt, we are most vulnerable to a change in short-term Secured Overnight Financing Rate (“SOFR”) interest rates.
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

Changes in Internal Control Over Financial Reporting
There has been no change in the Parent Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There has been no change in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
From time to time, certain of our employees surrender common shares owned by them to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under the Company’s 2013 Equity Incentive Plan, as amended and restated as of May 11, 2022. These shares are repurchased by the Company. There were no shares of common stock surrendered or repurchased during the three months ended June 30, 2025.
As of June 30, 2025, $300.0 million remained available for repurchases under the Company’s authorized Share Repurchase Program, which was announced in February 2021. In April 2022, the Company’s Board of Trustees increased the size of the program from $150.0 million to $300.0 million and, in January 2025, extended the program for an additional year. The program may be suspended or terminated at any time by the Company and will terminate on February 28, 2026, if not terminated or extended prior to that date.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Trading Arrangements
During the three months ended June 30, 2025, none of our officers or trustees adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

4.1
Fourth Supplemental Indenture, dated as of June 27, 2025, among Kite Realty Group, L.P., as issuer, Kite Realty Group Trust, as possible future guarantor, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee
Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on June 27, 2025

4.2	Form of Global Note representing the 5.20% Senior Notes due 2032 (included in Exhibit 4.1)	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on June 27, 2025

10.1
Fourth Amendment to Sixth Amended and Restated Credit Agreement, dated as of July 28, 2025, by and among Kite Realty Group, L.P., Kite Realty Group Trust, KeyBank National Association, as Administrative Agent, and the other lenders party thereto
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 30, 2025

10.2
Third Amendment to Term Loan Agreement, dated as of July 28, 2025, by and among Kite Realty Group, L.P., Kite Realty Group Trust, KeyBank National Association, as Administrative Agent, and the other lenders party thereto
Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 30, 2025

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

KITE REALTY GROUP TRUST

Date:	July 31, 2025	By:	/s/ JOHN A. KITE

John A. Kite
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	July 31, 2025	By:	/s/ HEATH R. FEAR

Heath R. Fear
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

KITE REALTY GROUP, L.P.
By: Kite Realty Group Trust, its sole general partner

Date:	July 31, 2025	By:	/s/ JOHN A. KITE

John A. Kite
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	July 31, 2025	By:	/s/ HEATH R. FEAR

Heath R. Fear
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)