Form 10-Q
period 2025-09-30
KITE REALTY GROUP TRUST; Kite Realty Group, L.P.
filed 2025-10-30
CIK 1286043, 1636315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
The number of Common Shares outstanding as of October 24, 2025 was 216,505,973 ($0.01 par value).

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2025 of Kite Realty Group Trust, Kite Realty Group, L.P. and its subsidiaries. Unless stated otherwise or the context otherwise requires, references to “Kite Realty Group Trust” or the “Parent Company” mean Kite Realty Group Trust, and references to the “Operating Partnership” mean Kite Realty Group, L.P. and its consolidated subsidiaries. The terms “Company,” “we,” “us,” and “our” refer to the Parent Company and the Operating Partnership, collectively, and those entities owned or controlled by the Parent Company and/or the Operating Partnership.
The Operating Partnership is engaged in the ownership, operation, acquisition, development and redevelopment of high-quality, open-air shopping centers and mixed-use assets that are primarily grocery-anchored and located in high-growth Sun Belt markets and select strategic gateway markets in the United States, and the Parent Company conducts substantially all of its activities through the Operating Partnership and its wholly owned subsidiaries. The Parent Company is the sole general partner of the Operating Partnership and, as of September 30, 2025, owned approximately 97.8% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 2.2% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) are owned by the limited partners.
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

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
KITE REALTY GROUP TRUST
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
Assets:
Investment properties, at cost	$7,417,916	$7,634,191
Less: accumulated depreciation	(1,728,295)	(1,587,661)
Net investment properties	5,689,621	6,046,530

Cash and cash equivalents	68,743	128,056
Tenant and other receivables, including accrued straight-line rent of $72,140 and $67,377, respectively	129,656	125,768
Restricted cash and escrow deposits	23,511	5,271
Deferred costs, net	200,954	238,213
Short-term deposits	—	350,000
Prepaid and other assets	100,847	104,627
Investments in unconsolidated subsidiaries	374,868	19,511
Assets associated with investment property held for sale	59,515	73,791
Total assets	$6,647,715	$7,091,767

Liabilities and Equity:
Liabilities:
Mortgage and other indebtedness, net	$2,941,548	$3,226,930
Accounts payable and accrued expenses	203,114	202,651
Deferred revenue and other liabilities	222,602	246,100
Liabilities associated with investment property held for sale	4,399	4,009
Total liabilities	3,371,663	3,679,690

Commitments and contingencies
Limited Partners’ interests in the Operating Partnership	101,301	98,074

Equity:
Common shares, $0.01 par value, 490,000,000 shares authorized, 216,730,185 and 219,667,067 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	2,167	2,197
Additional paid-in capital	4,800,058	4,868,554
Accumulated other comprehensive income	25,184	36,612
Accumulated deficit	(1,654,579)	(1,595,253)
Total shareholders’ equity	3,172,830	3,312,110
Noncontrolling interests	1,921	1,893
Total equity	3,174,751	3,314,003
Total liabilities and equity	$6,647,715	$7,091,767
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Rental income	$202,193	$204,934	$632,547	$616,583
Other property-related revenue	1,571	1,864	5,096	4,463
Fee income	1,291	455	2,569	4,222
Total revenue	205,055	207,253	640,212	625,268

Expenses:
Property operating	28,536	27,756	87,243	84,401
Real estate taxes	25,678	25,220	80,090	78,247
General, administrative and other	14,183	13,259	39,831	39,009
Depreciation and amortization	89,370	96,656	285,488	296,326
Impairment charges	39,305	—	39,305	66,201
Total expenses	197,072	162,891	531,957	564,184

Other (expense) income:
Interest expense	(33,162)	(31,640)	(100,168)	(92,985)
Income tax expense of taxable REIT subsidiaries	(106)	(35)	(315)	(325)
Gain (loss) on sales of operating properties, net	5,742	602	108,855	(864)
Net gains from outlot sales	6,096	—	6,096	1,858
Equity in loss of unconsolidated subsidiaries	(4,619)	(607)	(8,464)	(1,201)
Gain on sale of unconsolidated property, net	—	—	—	2,325
Other income, net	1,656	4,371	6,194	12,294
Net (loss) income	(16,410)	17,053	120,453	(17,814)
Net loss (income) attributable to noncontrolling interests	203	(324)	(2,612)	61
Net (loss) income attributable to common shareholders	$(16,207)	$16,729	$117,841	$(17,753)

Net (loss) income per common share – basic and diluted	$(0.07)	$0.08	$0.54	$(0.08)

Weighted average common shares outstanding – basic	219,408,533	219,665,836	219,652,052	219,596,590
Weighted average common shares outstanding – diluted	219,408,533	220,096,693	219,768,504	219,596,590

Net (loss) income	$(16,410)	$17,053	$120,453	$(17,814)
Change in fair value of derivatives	(3,271)	(12,700)	(11,543)	(14,867)
Total comprehensive (loss) income	(19,681)	4,353	108,910	(32,681)
Comprehensive loss (income) attributable to noncontrolling interests	261	(175)	(2,498)	197
Comprehensive (loss) income attributable to the Company	$(19,420)	$4,178	$106,412	$(32,484)
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2024	219,667,067	$2,197	$4,868,554	$36,612	$(1,595,253)	$3,312,110
Stock compensation activity	145,233	1	1,449	—	—	1,450
Other comprehensive loss	—	—	—	(4,305)	—	(4,305)
Distributions to common shareholders	—	—	—	—	(59,349)	(59,349)
Net income attributable to common shareholders	—	—	—	—	23,730	23,730
Adjustment to redeemable noncontrolling interests	—	—	(5,683)	—	—	(5,683)
Balance at March 31, 2025	219,812,300	$2,198	$4,864,320	$32,307	$(1,630,872)	$3,267,953
Stock compensation activity	45,893	—	3,178	—	—	3,178
Other comprehensive loss	—	—	—	(3,910)	—	(3,910)
Distributions to common shareholders	—	—	—	—	(59,361)	(59,361)
Net income attributable to common shareholders	—	—	—	—	110,318	110,318
Adjustment to redeemable noncontrolling interests	—	—	(462)	—	—	(462)
Balance at June 30, 2025	219,858,193	$2,198	$4,867,036	$28,397	$(1,579,915)	$3,317,716
Stock compensation activity	(128)	—	3,054	—	—	3,054
Shares repurchased through Share Repurchase Program	(3,127,880)	(31)	(69,969)	—	—	(70,000)
Other comprehensive loss	—	—	—	(3,213)	—	(3,213)
Distributions to common shareholders	—	—	—	—	(58,457)	(58,457)
Net loss attributable to common shareholders	—	—	—	—	(16,207)	(16,207)
Adjustment to redeemable noncontrolling interests	—	—	(63)	—	—	(63)
Balance at September 30, 2025	216,730,185	$2,167	$4,800,058	$25,184	$(1,654,579)	$3,172,830

Balance at December 31, 2023	219,448,429	$2,194	$4,886,592	$52,435	$(1,373,083)	$3,568,138
Stock compensation activity	155,433	2	1,991	—	—	1,993
Other comprehensive income	—	—	—	2,456	—	2,456
Distributions to common shareholders	—	—	—	—	(54,901)	(54,901)
Net income attributable to common shareholders	—	—	—	—	14,156	14,156
Adjustment to redeemable noncontrolling interests	—	—	(1,010)	—	—	(1,010)
Balance at March 31, 2024	219,603,862	$2,196	$4,887,573	$54,891	$(1,413,828)	$3,530,832
Stock compensation activity	51,091	1	3,077	—	—	3,078
Other comprehensive loss	—	—	—	(4,636)	—	(4,636)
Distributions to common shareholders	—	—	—	—	(54,917)	(54,917)
Net loss attributable to common shareholders	—	—	—	—	(48,638)	(48,638)
Adjustment to redeemable noncontrolling interests	—	—	(4,118)	—	—	(4,118)
Balance at June 30, 2024	219,654,953	$2,197	$4,886,532	$50,255	$(1,517,383)	$3,421,601
Stock compensation activity	11,176	—	2,553	—	—	2,553
Other comprehensive loss	—	—	—	(12,551)	—	(12,551)
Distributions to common shareholders	—	—	—	—	(57,113)	(57,113)
Net income attributable to common shareholders	—	—	—	—	16,729	16,729
Adjustment to redeemable noncontrolling interests	—	—	(21,850)	—	—	(21,850)
Balance at September 30, 2024	219,666,129	$2,197	$4,867,235	$37,704	$(1,557,767)	$3,349,369
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$120,453	$(17,814)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	290,612	299,304
(Gain) loss on sales of operating properties, net	(108,855)	864
Net gains from outlot sales	(6,096)	(1,858)
Gain on sale of unconsolidated property, net	—	(2,325)
Impairment charges	39,305	66,201
Straight-line rent	(8,212)	(10,066)
Compensation expense for equity awards	7,989	8,051
Amortization of debt fair value adjustments	(4,912)	(9,264)
Amortization of in-place lease liabilities	(7,025)	(6,920)
Equity in loss of unconsolidated joint ventures	8,464	1,201
Changes in assets and liabilities:
Tenant receivables	155	6,639
Deferred costs and other assets	(14,895)	(17,501)
Accounts payable, accrued expenses, deferred revenue and other liabilities	6,092	(8,463)
Net cash provided by operating activities	323,075	308,049

Cash flows from investing activities:
Acquisitions of interests in properties	(67,854)	(39,561)
Capital expenditures	(114,047)	(106,856)
Net proceeds from outlot sales	12,858	6,756
Net proceeds from sales of operating properties	251,249	30,409
Investments in unconsolidated subsidiaries	(253,924)	—
Investment in short-term deposits	—	(615,000)
Proceeds from short-term deposits	350,000	265,000
Distributions from unconsolidated joint ventures	3,737	1,618
Capital contributions to unconsolidated joint ventures	(2,205)	(11,825)
Net cash provided by (used in) investing activities	179,814	(469,459)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	56	49
Repurchases of common shares upon the vesting of restricted shares	(1,193)	(907)
Shares repurchased through Share Repurchase Program	(70,000)	—
Debt and equity issuance costs	(4,147)	(7,306)
Loan proceeds	696,539	732,993
Loan payments	(981,924)	(313,464)
Distributions paid – common shareholders	(178,020)	(164,680)
Distributions paid – redeemable noncontrolling interests	(5,068)	(2,687)
Distributions to noncontrolling interests	(205)	(760)
Net cash (used in) provided by financing activities	(543,962)	243,238

Net change in cash, cash equivalents and restricted cash	(41,073)	81,828
Cash, cash equivalents and restricted cash, beginning of period	133,552	41,430
Cash, cash equivalents and restricted cash, end of period	$92,479	$123,258

Non-cash investing and financing activities:
Accrued capital expenditures and tenant improvements	$6,748	$4,839
Contribution of real estate and working capital in exchange for equity investment in unconsolidated joint venture	$122,622	$—
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(in thousands, except unit data)

	September 30, 2025	December 31, 2024
Assets:
Investment properties, at cost	$7,417,916	$7,634,191
Less: accumulated depreciation	(1,728,295)	(1,587,661)
Net investment properties	5,689,621	6,046,530

Cash and cash equivalents	68,743	128,056
Tenant and other receivables, including accrued straight-line rent of $72,140 and $67,377, respectively	129,656	125,768
Restricted cash and escrow deposits	23,511	5,271
Deferred costs, net	200,954	238,213
Short-term deposits	—	350,000
Prepaid and other assets	100,847	104,627
Investments in unconsolidated subsidiaries	374,868	19,511
Assets associated with investment property held for sale	59,515	73,791
Total assets	$6,647,715	$7,091,767

Liabilities and Equity:
Liabilities:
Mortgage and other indebtedness, net	$2,941,548	$3,226,930
Accounts payable and accrued expenses	203,114	202,651
Deferred revenue and other liabilities	222,602	246,100
Liabilities associated with investment property held for sale	4,399	4,009
Total liabilities	3,371,663	3,679,690

Commitments and contingencies
Limited Partners’ interests in the Operating Partnership	101,301	98,074

Partners’ Equity:
Common equity, 216,730,185 and 219,667,067 units issued and outstanding at September 30, 2025 and December 31, 2024, respectively	3,147,646	3,275,498
Accumulated other comprehensive income	25,184	36,612
Total Partners’ equity	3,172,830	3,312,110
Noncontrolling interests	1,921	1,893
Total equity	3,174,751	3,314,003
Total liabilities and equity	$6,647,715	$7,091,767
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Rental income	$202,193	$204,934	$632,547	$616,583
Other property-related revenue	1,571	1,864	5,096	4,463
Fee income	1,291	455	2,569	4,222
Total revenue	205,055	207,253	640,212	625,268

Expenses:
Property operating	28,536	27,756	87,243	84,401
Real estate taxes	25,678	25,220	80,090	78,247
General, administrative and other	14,183	13,259	39,831	39,009
Depreciation and amortization	89,370	96,656	285,488	296,326
Impairment charges	39,305	—	39,305	66,201
Total expenses	197,072	162,891	531,957	564,184

Other (expense) income:
Interest expense	(33,162)	(31,640)	(100,168)	(92,985)
Income tax expense of taxable REIT subsidiaries	(106)	(35)	(315)	(325)
Gain (loss) on sales of operating properties, net	5,742	602	108,855	(864)
Net gains from outlot sales	6,096	—	6,096	1,858
Equity in loss of unconsolidated subsidiaries	(4,619)	(607)	(8,464)	(1,201)
Gain on sale of unconsolidated property, net	—	—	—	2,325
Other income, net	1,656	4,371	6,194	12,294
Net (loss) income	(16,410)	17,053	120,453	(17,814)
Net income attributable to noncontrolling interests	(82)	(63)	(233)	(204)
Net (loss) income attributable to common unitholders	$(16,492)	$16,990	$120,220	$(18,018)

Allocation of net (loss) income:
Limited Partners	$(285)	$261	$2,379	$(265)
Parent Company	(16,207)	16,729	117,841	(17,753)
	$(16,492)	$16,990	$120,220	$(18,018)

Net (loss) income per common unit – basic and diluted	$(0.07)	$0.08	$0.54	$(0.08)

Weighted average common units outstanding – basic	224,258,121	223,529,610	224,386,126	223,323,641
Weighted average common units outstanding – diluted	224,258,121	223,960,467	224,502,578	223,323,641

Net (loss) income	$(16,410)	$17,053	$120,453	$(17,814)
Change in fair value of derivatives	(3,271)	(12,700)	(11,543)	(14,867)
Total comprehensive (loss) income	(19,681)	4,353	108,910	(32,681)
Comprehensive income attributable to noncontrolling interests	(82)	(63)	(233)	(204)
Comprehensive (loss) income attributable to common unitholders	$(19,763)	$4,290	$108,677	$(32,885)
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Statements of Partners’ Equity
(Unaudited)
(in thousands)

	General Partner		Total
	Common Equity	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2024	$3,275,498	$36,612	$3,312,110
Stock compensation activity	1,450	—	1,450
Other comprehensive loss attributable to Parent Company	—	(4,305)	(4,305)
Distributions to Parent Company	(59,349)	—	(59,349)
Net income attributable to Parent Company	23,730	—	23,730
Adjustment to redeemable noncontrolling interests	(5,683)	—	(5,683)
Balance at March 31, 2025	$3,235,646	$32,307	$3,267,953
Stock compensation activity	3,178	—	3,178
Other comprehensive loss attributable to Parent Company	—	(3,910)	(3,910)
Distributions to Parent Company	(59,361)	—	(59,361)
Net income attributable to Parent Company	110,318	—	110,318
Adjustment to redeemable noncontrolling interests	(462)	—	(462)
Balance at June 30, 2025	$3,289,319	$28,397	$3,317,716
Stock compensation activity	3,054	—	3,054
Units repurchased in connection with Share Repurchase Program	(70,000)	—	(70,000)
Other comprehensive loss attributable to Parent Company	—	(3,213)	(3,213)
Distributions to Parent Company	(58,457)	—	(58,457)
Net loss attributable to Parent Company	(16,207)	—	(16,207)
Adjustment to redeemable noncontrolling interests	(63)	—	(63)
Balance at September 30, 2025	$3,147,646	$25,184	$3,172,830

Balance at December 31, 2023	$3,515,703	$52,435	$3,568,138
Stock compensation activity	1,993	—	1,993
Other comprehensive income attributable to Parent Company	—	2,456	2,456
Distributions to Parent Company	(54,901)	—	(54,901)
Net income attributable to Parent Company	14,156	—	14,156
Adjustment to redeemable noncontrolling interests	(1,010)	—	(1,010)
Balance at March 31, 2024	$3,475,941	$54,891	$3,530,832
Stock compensation activity	3,078	—	3,078
Other comprehensive loss attributable to Parent Company	—	(4,636)	(4,636)
Distributions to Parent Company	(54,917)	—	(54,917)
Net loss attributable to Parent Company	(48,638)	—	(48,638)
Adjustment to redeemable noncontrolling interests	(4,118)	—	(4,118)
Balance at June 30, 2024	$3,371,346	$50,255	$3,421,601
Stock compensation activity	2,553	—	2,553
Other comprehensive loss attributable to Parent Company	—	(12,551)	(12,551)
Distributions to Parent Company	(57,113)	—	(57,113)
Net income attributable to Parent Company	16,729	—	16,729
Adjustment to redeemable noncontrolling interests	(21,850)	—	(21,850)
Balance at September 30, 2024	$3,311,665	$37,704	$3,349,369
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$120,453	$(17,814)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	290,612	299,304
(Gain) loss on sales of operating properties, net	(108,855)	864
Net gains from outlot sales	(6,096)	(1,858)
Gain on sale of unconsolidated property, net	—	(2,325)
Impairment charges	39,305	66,201
Straight-line rent	(8,212)	(10,066)
Compensation expense for equity awards	7,989	8,051
Amortization of debt fair value adjustments	(4,912)	(9,264)
Amortization of in-place lease liabilities	(7,025)	(6,920)
Equity in loss of unconsolidated joint ventures	8,464	1,201
Changes in assets and liabilities:
Tenant receivables	155	6,639
Deferred costs and other assets	(14,895)	(17,501)
Accounts payable, accrued expenses, deferred revenue and other liabilities	6,092	(8,463)
Net cash provided by operating activities	323,075	308,049

Cash flows from investing activities:
Acquisition of interests in properties	(67,854)	(39,561)
Capital expenditures	(114,047)	(106,856)
Net proceeds from outlot sales	12,858	6,756
Net proceeds from sales of operating properties	251,249	30,409
Investments in unconsolidated subsidiaries	(253,924)	—
Investment in short-term deposits	—	(615,000)
Proceeds from short-term deposits	350,000	265,000
Distributions from unconsolidated joint ventures	3,737	1,618
Capital contributions to unconsolidated joint ventures	(2,205)	(11,825)
Net cash provided by (used in) investing activities	179,814	(469,459)

Cash flows from financing activities:
Contributions from the General Partner	56	49
Repurchases of common shares upon the vesting of restricted shares	(1,193)	(907)
Units repurchased in connection with Share Repurchase Program	(70,000)	—
Debt and equity issuance costs	(4,147)	(7,306)
Loan proceeds	696,539	732,993
Loan payments	(981,924)	(313,464)
Distributions paid – common unitholders	(178,020)	(164,680)
Distributions paid – redeemable noncontrolling interests	(5,068)	(2,687)
Distributions to noncontrolling interests	(205)	(760)
Net cash (used in) provided by financing activities	(543,962)	243,238

Net change in cash, cash equivalents and restricted cash	(41,073)	81,828
Cash, cash equivalents and restricted cash, beginning of period	133,552	41,430
Cash, cash equivalents and restricted cash, end of period	$92,479	$123,258

Non-cash investing and financing activities:
Accrued capital expenditures and tenant improvements	$6,748	$4,839
Contribution of real estate and working capital in exchange for equity investment in unconsolidated joint venture	$122,622	$—
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2025
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
The Parent Company is the sole general partner of the Operating Partnership and, as of September 30, 2025, owned approximately 97.8% of the common partnership interests in the Operating Partnership (the “General Partner Units”). The remaining 2.2% of the common partnership interests (the “Limited Partner Units” and, together with the General Partner Units, the “Common Units”) were owned by the limited partners. As the sole general partner of the Operating Partnership, the Parent Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. The Parent Company and the Operating Partnership are operated as one enterprise. The management of the Parent Company consists of the same members as the management of the Operating Partnership. As the sole general partner with control of the Operating Partnership, the Parent Company consolidates the Operating Partnership for financial reporting purposes, and the Parent Company does not have any significant assets other than its investment in the Operating Partnership.
The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the presentation not misleading. The unaudited consolidated financial statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 include all adjustments, consisting of normal recurring adjustments, necessary in the opinion of management to present fairly the financial information set forth therein. The unaudited consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the combined Annual Report on Form 10-K of the Parent Company and the Operating Partnership for the year ended December 31, 2024.
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
In accordance with Accounting Standards Codification Topic 205, Presentation of Financial Statements, certain prior year balances have been reclassified in order to conform to the current period presentation. Specifically, all gains on sales of land parcels have been presented in a single line item, “Net gains from outlot sales,” rather than the previous presentation where it was included as a component of “Other property-related revenue” in the accompanying consolidated statements of operations and other comprehensive income (loss).

As of September 30, 2025, the Company’s portfolio consisted of the following:

	Properties	Square Footage
Operating retail/mixed-use properties	170	27,107,028
Operating retail/mixed-use properties – unconsolidated joint ventures	8	2,146,865
Total operating retail/mixed-use properties(1)	178	29,253,893
Standalone office properties(2)	2	412,812
Development and redevelopment projects:
One Loudoun Expansion	—	119,000
Hamilton Crossing Centre	1	—
Edwards Multiplex – Ontario	1	124,614
(1)Included within the operating retail/mixed-use properties are 11 properties that contain an office component. Excludes one operating retail property classified as held for sale as of September 30, 2025, as well as Eastgate Crossing, a 152,682 square foot multi-tenant retail property in the Durham-Chapel Hill metropolitan statistical area (“MSA”) that was reclassified from our operating portfolio in September 2025 due to significant disruption caused by severe flooding as a result of Tropical Storm Chantal.
(2)Standalone office properties include the Company’s headquarters at 30 South Meridian and the Carillon medical office building, which was reclassified from active redevelopment into our office portfolio in December 2024.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Components of Investment Properties
The following table summarizes the composition of the Company’s investment properties as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Land, buildings and improvements	$7,360,431	$7,591,036
Construction in progress	57,485	43,155
Investment properties, at cost	$7,417,916	$7,634,191
Components of Rental Income, including Allowance for Uncollectible Accounts
Rental income related to the Company’s operating leases is comprised of the following for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fixed contractual lease payments – operating leases	$162,469	$163,913	$498,877	$486,126
Variable lease payments – operating leases	36,787	36,939	124,253	117,072
Bad debt reserve	(2,119)	(1,468)	(5,820)	(3,601)
Straight-line rent adjustments	3,236	3,595	8,732	9,787
Straight-line rent (reserve) recovery for uncollectibility	(98)	(309)	(520)	279
Amortization of in-place lease liabilities, net	1,918	2,264	7,025	6,920
Rental income	$202,193	$204,934	$632,547	$616,583
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

Short-Term Deposits
In August 2024, the Company invested $350.0 million in short-term deposits at Goldman Sachs Bank USA and KeyBank National Association. These short-term deposits earned interest at a weighted average interest rate of 5.05% with a maturity date of February 2025. During the nine months ended September 30, 2025, the Company earned $2.5 million of interest income on the August 2024 deposits, which is recorded within “Other income, net” in the accompanying consolidated statements of operations and comprehensive income (loss).
Consolidation and Investments in Joint Ventures
The accompanying financial statements are presented on a consolidated basis and include all accounts of the Parent Company, the Operating Partnership, the taxable REIT subsidiaries (“TRSs”) of the Operating Partnership, subsidiaries of the Operating Partnership that are controlled, and any variable interest entities (“VIEs”) in which the Operating Partnership is the primary beneficiary. As of September 30, 2025, we owned investments in two consolidated joint ventures that were VIEs in which the partners did not have substantive participating rights, and we were the primary beneficiary. As of September 30, 2025, these consolidated VIEs had mortgage debt totaling $107.9 million, which was secured by assets of the VIEs totaling $207.4 million. The Operating Partnership guarantees the mortgage debt of these VIEs.
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

Noncontrolling Interests
We report the non-redeemable noncontrolling interests in subsidiaries as equity, and the amount of consolidated net income attributable to these noncontrolling interests is set forth separately in the accompanying consolidated financial statements. The following table summarizes the non-redeemable noncontrolling interests in consolidated properties for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Noncontrolling interests balance as of January 1,	$1,893	$2,430
Net income allocable to noncontrolling interests, excluding redeemable noncontrolling interests	233	204
Distributions to noncontrolling interests	(205)	(760)
Noncontrolling interests balance as of September 30,	$1,921	$1,874
Noncontrolling Interests – Joint Venture
Prior to the merger with Retail Properties of America, Inc. (“RPAI”) in October 2021, RPAI entered into a joint venture related to the development, ownership, and operation of the multifamily rental portion of the expansion project at One Loudoun Downtown – Pads G & H. The Company owns 90% of the joint venture.
Under terms defined in the joint venture agreement, after construction completion and stabilization of the development project (as defined in the joint venture agreement), the Company has the ability to call, and the joint venture partner has the ability to put to the Company, subject to certain conditions, the joint venture partner’s interest in the joint venture at fair value. As of September 30, 2025, the conditions for exercising the put and call options have been met but neither the Company nor the joint venture partner has exercised their respective options.
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
Redeemable Noncontrolling Interests – Limited Partners
Limited Partner Units are redeemable noncontrolling interests in the Operating Partnership. We classify redeemable noncontrolling interests in the Operating Partnership in the accompanying consolidated balance sheets outside of permanent equity because we may be required to pay cash to holders of Limited Partner Units upon redemption of their interests in the Operating Partnership or deliver registered shares upon their conversion. The carrying amount of the redeemable noncontrolling interests in the Operating Partnership is reflected at the greater of historical book value or redemption value with a corresponding adjustment to additional paid-in capital. As of September 30, 2025 and December 31, 2024, the redemption value of the redeemable noncontrolling interests in the Operating Partnership exceeded the historical book value, and the balances were accordingly adjusted to redemption value.
We allocate net operating results of the Operating Partnership after noncontrolling interests in the consolidated properties based on the partners’ respective weighted average ownership interest. We adjust the redeemable noncontrolling interests in the Operating Partnership at the end of each reporting period to reflect their interests in the Operating Partnership or redemption value. This adjustment is reflected in our shareholders’ and Parent Company’s equity. For the three and nine months ended September 30, 2025 and 2024, the weighted average interests of the Parent Company and the limited partners in the Operating Partnership were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Parent Company’s weighted average interest in the Operating Partnership	97.8%	98.3%	97.9%	98.3%
Limited partners’ weighted average interests in the Operating Partnership	2.2%	1.7%	2.1%	1.7%

As of September 30, 2025, the Parent Company’s interest and the limited partners’ redeemable noncontrolling ownership interests in the Operating Partnership were 97.8% and 2.2%, respectively. As of December 31, 2024, the Parent Company’s interest and the limited partners’ redeemable noncontrolling ownership interests in the Operating Partnership were 98.1% and 1.9%, respectively.
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
There were 4,849,588 and 4,192,597 Limited Partner Units outstanding as of September 30, 2025 and December 31, 2024, respectively. The increase in Limited Partner Units outstanding from December 31, 2024 is due to non-cash compensation awards granted to our executive officers in the form of Limited Partner Units.
The redeemable noncontrolling interests in the Operating Partnership for the nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Redeemable noncontrolling interests balance as of January 1,	$98,074	$73,287
Net income (loss) allocable to redeemable noncontrolling interests	2,379	(265)
Distributions declared to redeemable noncontrolling interests	(5,245)	(2,838)
Other, net including adjustments to redemption value	6,093	26,842
Total limited partners’ interests in the Operating Partnership balance as of September 30,	$101,301	$97,026
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
NOTE 3. ACQUISITIONS
The Company closed on the following wholly owned and unconsolidated asset acquisitions during the nine months ended September 30, 2025 (dollars in thousands):

Date	Property Name	Ownership Interest	MSA	Property Type	Retail Square Footage	Acquisition Price
January 15, 2025	Village Commons	100%	Miami	Multi-tenant retail	170,976	$68,400
April 28, 2025	Legacy West(1)	52%	Dallas/Ft. Worth	Multi-tenant retail, office & multifamily	342,011	408,200
					512,987	$476,600
(1)Legacy West also contains 443,553 square feet of office space and 782 multifamily units.
The Company closed on the following wholly owned asset acquisition during the nine months ended September 30, 2024 (dollars in thousands):

Date	Property Name	Ownership Interest	MSA	Property Type	Square Footage	Acquisition Price
August 30, 2024	Parkside West Cobb	100%	Atlanta	Multi-tenant retail	141,627	$40,125
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
NOTE 4. DISPOSITIONS AND IMPAIRMENT CHARGES
The Company closed on the following dispositions during the nine months ended September 30, 2025 (dollars in thousands):

Date	Property Name	MSA	Property Type	Square Footage	Sales Price	Gain (Loss)
April 4, 2025	Stoney Creek Commons	Indianapolis	Multi-tenant retail	84,094	$9,500	$4,802
June 25, 2025	Fullerton Metrocenter	Los Angeles	Multi-tenant retail	241,027	118,500	20,294
June 27, 2025	Denton Crossing(1)	Dallas/Ft. Worth	Multi-tenant retail	343,345	81,593	35,626
June 27, 2025	Parkway Towne Crossing(1)	Dallas/Ft. Worth	Multi-tenant retail	180,736	57,653	18,133
June 27, 2025	The Landing at Tradition(1)	Port St. Lucie, FL	Multi-tenant retail	397,199	93,754	23,636
July 21, 2025	Humblewood Shopping Center(2)	Houston	Multi-tenant retail	85,682	18,250	5,890
				1,332,083	$379,250	$108,381
(1)The Company has retained a 52% noncontrolling interest in this property.
(2)Disposition proceeds are temporarily restricted related to a potential Code Section 1031 tax-deferred exchange.

During the three months ended September 30, 2025, the Company sold approximately one acre of land at Hamilton Crossing Centre, a redevelopment property in the Indianapolis MSA, for a sales price of $0.8 million and recorded a net loss of $0.1 million on the sale. In addition, the Company sold a land parcel at Lakewood Towne Center in the Seattle MSA for a sales price of $13.7 million and recorded a net gain of $6.1 million, which is recorded within “Net gains from outlot sales” in the accompanying consolidated statements of operations and comprehensive income (loss).
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
Investment Properties Held for Sale
The Company has classified City Center, a 362,278 square foot multi-tenant retail property in the New York MSA, as held for sale since June 30, 2024 as the Company has committed to a plan to sell this asset. This property qualified for held-for-sale accounting treatment upon meeting all applicable GAAP criteria as of June 30, 2024, at which time depreciation and amortization were ceased, and continues to meet the GAAP criteria for held-for-sale accounting treatment as of September 30, 2025. In addition, the assets and liabilities associated with this property remain separately classified as held for sale in the accompanying consolidated balance sheets as of September 30, 2025 and December 31, 2024.
The following table presents the assets and liabilities associated with City Center, the investment property classified as held for sale as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Assets
Net investment properties	$52,795	$68,991

Tenant and other receivables	2,764	1,760
Restricted cash and escrow deposits	225	225
Deferred costs, net	2,844	2,634
Prepaid and other assets	887	181
Assets associated with investment property held for sale	$59,515	$73,791

Liabilities
Accounts payable and accrued expenses	$891	$544
Deferred revenue and other liabilities	3,508	3,465
Liabilities associated with investment property held for sale	$4,399	$4,009
There were no discontinued operations for the nine months ended September 30, 2025 and 2024 as none of the dispositions or planned dispositions represented a strategic shift that has had, or will have, a material effect on our operations or financial results.

Valuation of Investment Properties
As of September 30, 2025, in connection with the preparation and review of the third quarter 2025 financial statements, we evaluated the Carillon medical office building, which is included in our office portfolio, and the retail portion of Carillon, which is not under active redevelopment, for impairment and recorded impairment charges totaling $22.3 million based upon the terms and conditions of purchase offers received. A decrease in market price along with a shortening of the expected future hold period are considered impairment indicators; therefore, we assessed the recoverability of the carrying value of long-lived assets of Carillon using the held and used approach, noting the carrying value was not recoverable. As of September 30, 2025, the carrying value of the Carillon medical office building was $35.7 million and its estimated fair value was $24.0 million; therefore, we recorded an $11.7 million impairment charge on the Carillon medical office building during the three months ended September 30, 2025. As of September 30, 2025, the carrying value of the retail portion of Carillon was $36.1 million and its estimated fair value was $25.5 million; therefore, we recorded a $10.6 million impairment charge on the retail portion of Carillon during the three months ended September 30, 2025.
As of September 30, 2025, in connection with the preparation and review of the third quarter 2025 financial statements and in conjunction with continuing to classify City Center as held for sale, we evaluated City Center for impairment and recorded a $17.0 million impairment charge based upon the terms and conditions of purchase offers received. We assessed the recoverability of City Center by comparing the carrying value of long-lived assets of $71.5 million as of September 30, 2025 to its estimated fair value of $55.0 million, less estimated selling costs of $0.5 million; therefore, we recorded a $17.0 million impairment charge on City Center during the three months ended September 30, 2025.
During the nine months ended September 30, 2024, in connection with the preparation and review of the second quarter 2024 financial statements and in conjunction with classifying City Center as held for sale as of June 30, 2024, we recorded a $66.2 million impairment charge on City Center due to changes in the facts and circumstances underlying the Company’s expected future hold period of the property. A shortening of the expected future hold period is considered an impairment indicator; therefore, we assessed the recoverability of City Center by comparing the carrying value of long-lived assets of $135.1 million as of June 30, 2024 to its estimated fair value of $69.6 million, which was determined using the income approach, less estimated selling costs of $0.7 million. The income approach involves discounting the estimated income stream and reversion (presumed sale) value of a property over an estimated hold period to a present value at a risk-adjusted rate. We used capitalization rates as a significant assumption in the valuation model, which are considered to be Level 3 inputs within the fair value hierarchy. We applied capitalization rates ranging from 6.0% to 15.0% to property income streams based upon the risk profile of the respective tenants and market rent of the leasable space. Based on this analysis, we recorded a $66.2 million non-cash impairment charge on City Center during the nine months ended September 30, 2024.
NOTE 5. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES
The following table summarizes the Company’s investments in unconsolidated joint ventures as of September 30, 2025 and December 31, 2024 (dollars in thousands):

	Date of Investment	Ownership Interest	Investment at
Joint Venture			September 30, 2025	December 31, 2024
Embassy Suites at Eddy Street Commons(1)	December 2017	35%	$8,699	$9,514
Nuveen Portfolio Joint Venture(2)	June 2018	20%	5,497	5,951
Glendale Multifamily Joint Venture(3)	May 2020	11.5%	406	536
The Corner – IN Joint Venture(4)	September 2021	50%	1,395	1,010
Legacy West Joint Venture	April 2025	52%	236,940	—
GIC Portfolio Joint Venture	June 2025	52%	119,431	—
Other investments			2,500	2,500
			$374,868	$19,511
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
On January 31, 2024, the joint venture that owned Glendale Center Apartments sold the 267-unit property to a third party, resulting in a gain on sale of $20.2 million. The Company recognized its share of the gain on the sale of unconsolidated property of $2.3 million during the nine months ended September 30, 2024. In addition, the Company received a $1.6 million distribution upon the disposition of the property during the nine months ended September 30, 2024. The Company maintains an investment in the joint venture, which is in the process of winding up its activities and distributing remaining net assets.
In March 2025, the Company entered into a joint venture with GIC, and on April 28, 2025, the joint venture acquired Legacy West in the Dallas/Fort Worth MSA. See Note 3 to the accompanying consolidated financial statements for details on the acquisition. The Company owns 52% of the equity in the Legacy West joint venture. The Company is the operating member of the joint venture, and an affiliate of the Company is the property manager responsible for the day-to-day management of Legacy West. The Company provides leasing, construction, and property management services to the Legacy West joint venture, for which it earns fees.
In June 2025, the Company entered into a second joint venture with GIC and contributed three previously wholly owned properties valued at $233.0 million in the aggregate for a 52% noncontrolling interest in the GIC Portfolio Joint Venture. See Note 4 to the accompanying consolidated financial statements for details on the disposition. The Company is the operating member of the joint venture, and an affiliate of the Company is the property manager responsible for the day-to-day management of the three properties. The Company provides leasing, construction, and property management services to the GIC Portfolio Joint Venture, for which it earns fees.
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
NOTE 6. DEFERRED COSTS AND INTANGIBLES, NET
Deferred costs consist primarily of acquired lease intangible assets, broker fees, and capitalized internal commissions incurred in connection with lease originations. Deferred leasing costs, lease intangibles and similar costs are amortized on a straight-line basis over the terms of the related leases. As of September 30, 2025 and December 31, 2024, deferred costs consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Acquired lease intangible assets	$287,621	$357,674
Deferred leasing costs and other	93,264	89,762
	380,885	447,436
Less: accumulated amortization	(177,087)	(206,589)
	$203,798	$240,847
Less: deferred costs associated with investment property held for sale	(2,844)	(2,634)
Deferred costs, net	$200,954	$238,213

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

	Nine Months Ended September 30,
	2025	2024
Amortization of deferred leasing costs, lease intangibles and other	$48,441	$59,549
Amortization of above-market lease intangibles	$5,857	$7,309
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
As of September 30, 2025 and December 31, 2024, deferred revenue, intangibles, net and other liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Unamortized in-place lease liabilities	$123,051	$142,035
Retainage payables and other	7,251	8,317
Tenant rents received in advance	30,517	32,176
Lease liabilities	65,291	67,037
	$226,110	$249,565
Less: deferred revenue associated with investment property held for sale	(3,508)	(3,465)
Deferred revenue and other liabilities	$222,602	$246,100
The amortization of below-market lease intangibles is included as a component of “Rental income” in the accompanying consolidated statements of operations and comprehensive income (loss) and totaled $16.5 million and $14.2 million for the nine months ended September 30, 2025 and 2024, respectively.
NOTE 8. MORTGAGE AND OTHER INDEBTEDNESS
The following table summarizes the Company’s indebtedness as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Mortgages payable	$144,262	$148,185
Senior unsecured notes	2,250,000	2,380,000
Unsecured term loans	550,000	700,000
Unsecured revolving line of credit	—	—
	2,944,262	3,228,185
Unamortized discounts and premiums, net	19,755	22,191
Unamortized debt issuance costs, net	(22,469)	(23,446)
Mortgage and other indebtedness, net	$2,941,548	$3,226,930

Consolidated indebtedness, including weighted average interest rates and weighted average maturities as of September 30, 2025, considering the impact of interest rate swaps, is summarized below (dollars in thousands):

	Amount Outstanding	Ratio	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate debt(1)	$2,781,462	94%	4.24%	4.5
Variable rate debt	162,800	6%	5.08%	3.6
Debt discounts, premiums and issuance costs, net	(2,714)	N/A	N/A	N/A
Mortgage and other indebtedness, net	$2,941,548	100%	4.29%	4.5
(1)Fixed rate debt includes the portion of variable rate debt that has been hedged by interest rate swaps. As of September 30, 2025, $400.0 million in variable rate debt is hedged to a fixed rate for a weighted average of 0.3 years.
Mortgages Payable
The following table summarizes the Company’s mortgages payable (dollars in thousands):

	September 30, 2025			December 31, 2024
	Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity	Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate mortgages payable(1)	$131,462	5.11%	6.4	$133,585	5.10%	7.1
Variable rate mortgage payable(2)	12,800	6.28%	0.8	14,600	6.48%	1.6
Total mortgages payable	$144,262			$148,185
(1)The fixed rate mortgages had interest rates ranging from 3.75% to 5.73% as of September 30, 2025 and December 31, 2024.
(2)The interest rate on the variable rate mortgage is based on the Secured Overnight Financing Rate (“SOFR”) plus 215 basis points. The one-month SOFR rate was 4.13% and 4.33% as of September 30, 2025 and December 31, 2024, respectively.
Mortgages payable, which are secured by certain real estate and, in some cases, by guarantees from the Operating Partnership, are generally due in monthly installments of principal and interest and mature over various terms through 2033. During the nine months ended September 30, 2025, we made scheduled principal payments of $3.9 million related to amortizing loans.
Unsecured Notes
The following table summarizes the Company’s senior unsecured notes and exchangeable senior notes (dollars in thousands):

		September 30, 2025		December 31, 2024
	Maturity Date	Balance	Interest Rate	Balance	Interest Rate
Senior notes – 4.00% due 2025	March 15, 2025	$—	—%	$350,000	4.00%
Senior notes – 4.47% due 2025(1)	September 10, 2025	—	—%	80,000	7.70%
Senior notes – 4.08% due 2026	September 30, 2026	100,000	4.08%	100,000	4.08%
Senior notes – 4.00% due 2026	October 1, 2026	300,000	4.00%	300,000	4.00%
Senior exchangeable notes – 0.75% due 2027	April 1, 2027	175,000	0.75%	175,000	0.75%
Senior notes – 4.57% due 2027(2)	September 10, 2027	75,000	4.57%	75,000	7.80%
Senior notes – 4.24% due 2028	December 28, 2028	100,000	4.24%	100,000	4.24%
Senior notes – 4.82% due 2029	June 28, 2029	100,000	4.82%	100,000	4.82%
Senior notes – 4.75% due 2030	September 15, 2030	400,000	4.75%	400,000	4.75%
Senior notes – 4.95% due 2031	December 15, 2031	350,000	4.95%	350,000	4.95%
Senior notes – 5.20% due 2032	August 15, 2032	300,000	5.20%	—	—%
Senior notes – 5.50% due 2034(3)	March 1, 2034	350,000	4.60%	350,000	4.60%
Total senior unsecured notes		$2,250,000		$2,380,000
(1)As of December 31, 2024, $80,000 of 4.47% senior unsecured notes due 2025 had been swapped to a variable rate of three-month SOFR plus 3.65% through September 10, 2025.

(2)As of December 31, 2024, $75,000 of 4.57% senior unsecured notes due 2027 had been swapped to a variable rate of three-month SOFR plus 3.75% through September 10, 2025.
(3)The coupon rate is 5.50%; however, as a result of hedging activities, the Company’s interest rate is 4.60%.
In March 2025, the Company repaid the $350.0 million principal balance of the 4.00% senior unsecured notes due 2025 using proceeds from the August 2024 public offering of $350.0 million in aggregate principal amount of 4.95% senior unsecured notes due 2031.
In June 2025, the Company completed a public offering of $300.0 million in aggregate principal amount of 5.20% senior unsecured notes due 2032 (the “Notes Due 2032”). The Notes Due 2032 were priced at 99.513% of the principal amount to yield 5.281% to maturity and will mature on August 15, 2032, unless earlier redeemed. The proceeds were used to repay the $150.0 million unsecured term loan that was scheduled to mature on July 17, 2026, borrowings on the Company’s revolving line of credit, and the $80.0 million principal balance of the 4.47% senior unsecured notes that matured on September 10, 2025.
Unsecured Term Loans and Revolving Line of Credit
The following table summarizes the Company’s term loans and revolving line of credit (dollars in thousands):

		September 30, 2025		December 31, 2024
	Maturity Date	Balance	Interest Rate	Balance	Interest Rate
Unsecured term loan due 2026 – fixed rate(1)	July 17, 2026	$—	—%	$150,000	2.73%
Unsecured term loan due 2027 – fixed rate(2)	October 24, 2027	250,000	3.84%	250,000	3.94%
Unsecured term loan due 2029 – fixed rate(3)	July 29, 2029	300,000	3.76%	300,000	3.72%
Total unsecured term loans		$550,000		$700,000

Unsecured credit facility revolving line of credit – variable rate(4)	October 3, 2028	$—	5.29%	$—	5.64%
(1)As of December 31, 2024, $150,000 of SOFR-based variable rate debt had been swapped to a fixed rate of 1.68% plus a credit spread based on a ratings grid ranging from 0.75% to 1.60% through July 17, 2026. The applicable credit spread was 1.05% as of December 31, 2024. These interest rate swaps were assigned to the $300M Term Loan effective August 1, 2025.
(2)$250,000 of SOFR-based variable rate debt has been swapped to a fixed rate of 2.99% plus a credit spread based on a ratings grid ranging from 0.75% to 1.60% through October 24, 2025. The applicable credit spread was 0.85% and 0.95% as of September 30, 2025 and December 31, 2024, respectively. The maturity date of the term loan may be extended by one one-year period at the Operating Partnership’s election, subject to certain conditions.
(3)As of September 30, 2025, $150,000 of the $300,000 SOFR-based variable rate debt has been swapped to a fixed rate of 1.68% plus a credit spread based on a ratings grid ranging from 0.75% to 1.60% through July 17, 2026. The applicable credit spread was 0.85% as of September 30, 2025. The interest rate shown is the weighted average rate as of September 30, 2025. As of December 31, 2024, $300,000 of SOFR-based variable rate debt had been swapped to a fixed rate of 2.47% plus a credit spread based on a ratings grid ranging from 1.15% to 2.20% through August 1, 2025. The applicable credit spread was 1.25% as of December 31, 2024.
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
Unsecured Revolving Credit Facility
In October 2024, the Operating Partnership, as borrower, and the Company entered into the Third Amendment (the “Third Amendment”) to the Sixth Amended and Restated Credit Agreement, dated as of July 8, 2021 (as amended, the “Credit Agreement”) with a syndicate of financial institutions to provide for an unsecured revolving credit facility aggregating $1.1 billion (the “Revolving Facility”) and a seven-year $300.0 million unsecured term loan that matures in July 2029 (the “$300M Term Loan”). Under the Credit Agreement, the Operating Partnership has the option, subject to certain customary conditions, to increase the Revolving Facility and/or incur additional term loans up to a maximum aggregate amount not to exceed $2.0 billion. The Revolving Facility matures on October 3, 2028, which maturity date may be extended for either one one-year period or up to two six-month periods at the Operating Partnership’s option, subject to certain conditions.
Borrowings under the Revolving Facility bear interest at a rate per annum equal to SOFR plus a margin based on the Operating Partnership’s leverage ratio or credit rating, respectively, plus a facility fee based on the Operating Partnership’s leverage ratio or credit rating, respectively. In July 2025, the Operating Partnership, as borrower, and the Company entered into the Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement to, among other things, eliminate an additional

0.10% SOFR spread adjustment. The Revolving Facility is currently priced on the leverage-based pricing grid. In accordance with the Credit Agreement, the credit spread set forth in the leverage grid resets quarterly based on the Company’s leverage, as calculated at the previous quarter end. The Company may irrevocably elect to convert to the ratings-based pricing grid at any time. As of September 30, 2025, making such an election would have resulted in a lower interest rate; however, the Company had not made the election to convert to the ratings-based pricing grid. As specified in the Credit Agreement, in the event that the Company so elects to convert to the ratings-based pricing grid, the Company has the ability to obtain more favorable pricing in certain circumstances when its total leverage ratio is (x) less than or equal to 35.0% or (y) greater than 35.0% but less than or equal to 37.5% with respect to not more than one fiscal quarter following a period in which the condition described in clause (x) was satisfied (the “Leverage Toggle”). The Credit Agreement also includes an adjustment to the sustainability-linked pricing provisions that allows the otherwise applicable interest rate margin to be reduced by up to two basis points if certain greenhouse gas emission reduction targets are achieved. The greenhouse gas emission reduction targets have not been achieved as of September 30, 2025.
The following table summarizes the key terms of the Revolving Facility as of September 30, 2025 (dollars in thousands):

				Leverage-Based Pricing		Investment-Grade Pricing
Credit Agreement	Maturity Date	Extension Options	Extension Fee	Credit Spread	Facility Fee	Credit Spread	Facility Fee
$1,100,000 unsecured revolving line of credit	October 3, 2028	1 one-year or 2 six-month	0.075%	1.05%–1.50%	0.15%–0.30%	0.725%–1.40%	0.125%–0.30%
The Operating Partnership’s ability to borrow under the Credit Agreement is subject to ongoing compliance by the Operating Partnership and its subsidiaries with various restrictive covenants, including with respect to liens, transactions with affiliates, dividends, mergers and asset sales. In addition, the Credit Agreement requires that the Operating Partnership satisfy certain financial covenants, including (i) a maximum leverage ratio; (ii) a minimum fixed charge coverage ratio; (iii) a maximum secured indebtedness ratio; (iv) a maximum unsecured leverage ratio; and (v) a minimum unencumbered interest coverage ratio. As of September 30, 2025, we were in compliance with all such covenants.
As of September 30, 2025, we had outstanding letters of credit totaling $4.2 million with no amounts advanced against these instruments.
Unsecured Term Loans
As of September 30, 2025, the Operating Partnership has the following unsecured term loans: (i) a $250.0 million unsecured term loan that matures in October 2027 (the “$250M Term Loan”) and (ii) the $300M Term Loan that matures in July 2029, both of which bear interest at a rate of SOFR plus a credit spread based on a ratings-based pricing grid. In July 2025, the Operating Partnership entered into the Third Amendment (the “Third Amendment”) to the term loan agreement related to the $250M Term Loan that eliminated an additional 0.10% SOFR spread adjustment. The Fourth Amendment to the Credit Agreement described above also eliminated an additional 0.10% SOFR spread adjustment applicable to the $300M Term Loan. In addition, the Fourth Amendment reduced the ratings-based pricing credit spread on the $300M Term Loan from a range of 1.15% to 2.20% to a range of 0.75% to 1.60%. The loan agreements related to the $250M Term Loan and the $300M Term Loan include the same Leverage Toggle for determining pricing and sustainability-linked pricing provisions as described above for the Credit Agreement. The greenhouse gas emission reduction targets have not been achieved as of September 30, 2025.
The following table summarizes the key terms of the unsecured term loans as of September 30, 2025 (dollars in thousands):

Unsecured Term Loans	Maturity Date	Investment-Grade Pricing Credit Spread
$250,000 unsecured term loan due 2027	October 24, 2027(1)	0.75% – 1.60%
$300,000 unsecured term loan due 2029	July 29, 2029	0.75% – 1.60%
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

	Nine Months Ended September 30,
	2025	2024
Amortization of debt issuance costs	$5,124	$2,978
Debt Discounts and Premiums
Debt discounts and premiums, including the related value of interest rate swaps that were assumed in the October 2021 merger with RPAI, are amortized over the terms of the respective loans. The following amounts of amortization are included as a component of “Interest expense” in the accompanying consolidated statements of operations and comprehensive income (loss) (in thousands):

	Nine Months Ended September 30,
	2025	2024
Amortization of debt discounts, premiums and hedge instruments	$5,623	$10,581
In addition, the estimated amounts of the reduction to interest expense as of September 30, 2025 for each of the next five years and thereafter related to the amortization of debt discounts, premiums and assumed hedge instruments, assuming these instruments are held to maturity, are as follows (in thousands):

October 2025 through December 2025	$1,598
2026	5,786
2027	4,709
2028	4,699
2029	3,773
Thereafter	(53)
Total unamortized debt discounts, premiums and hedge instruments	$20,512
The following table reconciles total unamortized debt discounts, premiums and hedge instruments as of September 30, 2025 to the balance of unamortized discounts and premiums, net (in thousands):

Unamortized discounts and premiums on mortgages payable, senior unsecured notes and unsecured term loans	$19,755
Unamortized hedge instruments	757
Total unamortized debt discounts, premiums and hedge instruments	20,512
Unamortized hedge instruments (included in accumulated other comprehensive income)	(757)
Unamortized discounts and premiums, net	$19,755
Fair Value of Fixed and Variable Rate Debt
As of September 30, 2025, the estimated fair value of fixed rate debt was $2.4 billion compared to the book value of $2.4 billion. The fair value was estimated using Level 2 and Level 3 inputs with cash flows discounted at current borrowing rates for similar instruments, which ranged from 5.28% to 6.71%. As of September 30, 2025, the estimated fair value of variable rate debt was $564.1 million compared to the book value of $562.8 million. The fair value was estimated using Level 2 and Level 3 inputs with cash flows discounted at a current borrowing rate for similar instruments of 5.28%.

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
The following table summarizes the terms and fair values of the Company’s derivative financial instruments that were designated and qualified as part of a hedging relationship as of September 30, 2025 and December 31, 2024 (dollars in thousands):

							Fair Value Assets (Liabilities)(1)
Type of Hedge	Number of Instruments	Aggregate Notional	Reference Rate	Interest Rate	Effective Date	Maturity Date	September 30, 2025	December 31, 2024
Cash Flow	Four	$250,000	SOFR	2.99%	12/1/2022	10/24/2025	$184	$2,307
Cash Flow	Two	—	SOFR	2.66%	8/1/2022	8/1/2025	—	884
Cash Flow	Two	—	SOFR	2.37%	11/22/2023	8/1/2025	—	2,101
Cash Flow(2)	Three	150,000	SOFR	1.68%	8/15/2022	7/17/2026	2,338	5,316
		$400,000					$2,522	$10,608

Fair Value(3)	Two	$—	SOFR	SOFR + 3.70%	4/23/2021	9/10/2025	$—	$(3,937)
(1)Derivatives in an asset position are included within “Prepaid and other assets” and derivatives in a liability position are included within “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.
(2)These interest rate swaps were assigned to the Company’s $300M Term Loan effective August 1, 2025.
(3)The derivative agreements swapped a blended fixed rate of 4.52% for a blended floating rate of three-month SOFR plus 3.70% through September 10, 2025.
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
We have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, although the credit valuation adjustments associated with our derivatives use Level 3 inputs such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. As of September 30, 2025 and December 31, 2024, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations are classified within Level 2 of the fair value hierarchy.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings. Approximately $2.0 million and $7.2 million were reclassified as a reduction to interest expense during the three and nine months ended September 30, 2025, respectively. Approximately $4.1 million and $13.9 million were reclassified as a reduction to interest expense during the three and nine months ended September 30, 2024, respectively. As interest payments on our derivatives are made over the next 12 months, we estimate the decrease to interest expense to be approximately $6.4 million, assuming the current SOFR curve.
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

The following table presents information on the Company’s reported segment revenue, net operating income, and significant segment expenses for the three and nine months ended September 30, 2025 and 2024 that are provided to the CODM and included within the Company’s single reportable operating segment measure of profit or loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Minimum rent	$159,365	$162,695	$499,318	$485,348
Tenant reimbursements	43,666	42,453	134,982	130,452
Bad debt reserve	(2,119)	(1,468)	(5,820)	(3,601)
Other property-related revenue	985	1,402	3,495	3,086
Overage rent	1,281	1,253	4,067	4,383
Total revenue	203,178	206,335	636,042	619,668

Expenses:
Property operating – recoverable	24,038	23,961	74,685	71,981
Property operating – non-recoverable	4,131	3,469	11,492	11,483
Real estate taxes	25,459	25,083	79,555	77,806
Total expenses	53,628	52,513	165,732	161,270

Net operating income	149,550	153,822	470,310	458,398

Other (expense) income:
Net gains from outlot sales	6,096	—	6,096	1,858
Other general and administrative expenses	(14,183)	(13,259)	(39,831)	(39,009)
Fee income	1,291	455	2,569	4,222
Impairment charges	(39,305)	—	(39,305)	(66,201)
Depreciation and amortization	(89,370)	(96,656)	(285,488)	(296,326)
Interest expense	(33,162)	(31,640)	(100,168)	(92,985)
Equity in loss of unconsolidated subsidiaries	(4,619)	(607)	(8,464)	(1,201)
Gain on sale of unconsolidated property, net	—	—	—	2,325
Income tax expense of taxable REIT subsidiaries	(106)	(35)	(315)	(325)
Other income, net	1,656	4,371	6,194	12,294
Gain (loss) on sales of operating properties, net	5,742	602	108,855	(864)
Net (loss) income	(16,410)	17,053	120,453	(17,814)
Net loss (income) attributable to noncontrolling interests	203	(324)	(2,612)	61
Net (loss) income attributable to common shareholders	$(16,207)	$16,729	$117,841	$(17,753)
NOTE 11. SHAREHOLDERS’ EQUITY
Distributions
Our Board of Trustees declared a cash distribution of $0.27 per common share and Common Unit for the third quarter of 2025. This distribution was paid on October 16, 2025 to common shareholders and common unitholders of record as of October 9, 2025. For the nine months ended September 30, 2025, we declared cash distributions totaling $0.81 per common share and Common Unit.
For the three and nine months ended September 30, 2024, we declared cash distributions of $0.26 and $0.76 per common share and Common Unit, respectively.
Share Repurchase Program
The Company has an existing share repurchase program under which it may repurchase, from time to time, up to a maximum of $300.0 million of its common shares (the “Share Repurchase Program”). The Company intends to fund any future repurchases under the Share Repurchase Program with cash on hand or availability under the Revolving Facility, subject to any applicable restrictions. The timing of share repurchases and the number of common shares to be repurchased under the Share

Repurchase Program will depend upon prevailing market conditions, regulatory requirements, and other factors. In January 2025, the Company extended the Share Repurchase Program for an additional year to February 28, 2026, if not terminated or extended prior to that date. During the three months ended September 30, 2025, the Company repurchased 3.1 million common shares at an average price per share of $22.36 for a total of $70.0 million. As of September 30, 2025, $230.0 million remained available for repurchases of common shares under the Company’s Share Repurchase Program.
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
Potentially dilutive securities include (i) outstanding options to acquire common shares; (ii) Limited Partner Units, which may be exchanged for either cash or common shares at the Parent Company’s option and under certain circumstances; (iii) Appreciation Only Long-Term Incentive Plan Units; (iv) deferred common share units, which may be credited to the personal accounts of members of the Board of Trustees in lieu of compensation paid in cash or the issuance of common shares to such trustees, and (v) common shares issuable upon the exchange of the Company’s Exchangeable Notes. The Company calculates the potential dilutive effect of the Exchangeable Notes under the if-converted method, which considers only the amounts settled in excess of the principal in diluted earnings per share as the principal must be paid in cash. Limited Partner Units have been omitted from the Parent Company’s denominator for the purpose of computing diluted earnings per share since the effect of including those amounts in the denominator would have no dilutive impact. Weighted average Limited Partner Units outstanding were 4.8 million and 4.7 million for the three and nine months ended September 30, 2025, respectively, and 3.9 million for the three and nine months ended September 30, 2024.
Due to the net loss allocable to common shareholders and common unitholders for the three months ended September 30, 2025 and the nine months ended September 30, 2024, no securities had a dilutive impact for those periods.
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
In 2021, we provided repayment and completion guarantees on loans totaling $66.2 million associated with the development of The Corner mixed-use project in the Indianapolis MSA. As of September 30, 2025, the outstanding balance of the loans was $68.5 million, of which our share was $34.2 million.
As of September 30, 2025, we had outstanding letters of credit totaling $4.2 million with no amounts advanced against these instruments.
In July 2025, Eastgate Crossing, a 152,682 square foot multi-tenant retail property in the Durham-Chapel Hill MSA, experienced severe flooding as a result of Tropical Storm Chantal. We believe that we have adequate third-party insurance, subject to a $0.3 million deductible, including business interruption coverage, to address this matter, and at this time, we do not believe that the flood will have a significant adverse impact on our results of operations or financial condition on a consolidated basis.
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

NOTE 14. SUBSEQUENT EVENTS
Subsequent to September 30, 2025, we:
•repurchased 0.2 million common shares at an average price per share of $22.28 for a total of $5.0 million; and
•closed on the disposition of DePauw University Bookstore and Café, an 11,974 square foot retail property in the Indianapolis MSA, for a gross sales price of $0.6 million with an anticipated gain on sale.

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
Risks, uncertainties and other factors that might cause such differences, some of which could be material, include but are not limited to:
•economic, business, banking, real estate and other market conditions, particularly in connection with low or negative growth in the U.S. economy as well as economic uncertainty (including from an economic slowdown or recession, federal government shutdown, disruptions related to tariffs and other trade or sanction issues, rising interest rates, inflation, unemployment, or limited growth in consumer income or spending);
•financing risks, including the availability of, and costs associated with, sources of liquidity;
•our ability to refinance, or extend the maturity dates of, our indebtedness;
•the level and volatility of interest rates;
•the financial stability of our tenants;
•the competitive environment in which we operate, including potential oversupplies of, or a reduction in demand for, rental space;
•acquisition, disposition, development and joint venture risks, including the ability to complete acquisitions and dispositions on the terms and timing anticipated;
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
Overview
Our Business and Properties
Kite Realty Group Trust is a publicly held REIT that, through its majority-owned subsidiary, Kite Realty Group, L.P., owns interests in various operating subsidiaries and joint ventures engaged in the ownership, operation, acquisition, development, and redevelopment of high-quality, open-air, grocery-anchored shopping centers and vibrant mixed-use assets that are primarily located in high-growth Sun Belt markets and select strategic gateway markets in the United States. We derive our revenue primarily from the collection of contractual rents and reimbursement payments from tenants under existing lease agreements at each of our properties. Therefore, our operating results depend materially on, among other things, the ability of our tenants to make required lease payments, the health and resilience of the U.S. retail sector, particularly in light of increased tariffs in 2025, interest rate volatility, job growth, the real estate market, and overall economic conditions.
As of September 30, 2025, we own interests in 178 operating retail/mixed-used properties, including 170 wholly owned shopping centers and eight shopping centers owned through four unconsolidated joint ventures, totaling approximately 29.3 million square feet, excluding (i) one operating retail property classified as held for sale as of September 30, 2025, (ii) Eastgate Crossing, a 152,682 square foot multi-tenant retail property in the Durham-Chapel Hill MSA that was reclassified from our operating portfolio in September 2025 due to significant disruption caused by severe flooding as a result of Tropical Storm Chantal, and (iii) two standalone office properties with 0.4 million square feet. Of the 178 operating retail/mixed-use properties, 11 contain an office component. We also own interests in one development project under construction as of September 30, 2025 and an additional two properties with future redevelopment opportunities.
Inflation and Tariffs
We continue to monitor the impact of inflation and tariffs on our operating and financial performance. Although inflation has moderated significantly from peak levels experienced during 2022, inflation may increase in the near future given the enactment of tariffs on all imported goods and targeting specific countries by the U.S. government in 2025. These tariffs may lead to higher prices for many of the products that our tenants sell, potentially reducing consumer demand and spending and impacting our tenants’ sales volume. This, in turn, could put downward pricing pressure on rents that we are able to charge to new or renewing tenants, such that rent spreads and, in some cases, our percentage rents could be impacted. Additionally, uncertainty regarding the scope and duration of the current and potential tariffs can lead to significant business uncertainty, affecting our tenants’ strategic planning and store expansion plans. Many of our leases contain provisions designed to mitigate the adverse impact of inflation, including stated rent increases and requirements for tenants to pay a share of operating expenses, including common area maintenance, real estate taxes, insurance, or other operating expenses related to the maintenance of our properties, with escalation clauses in most leases. Over the past few years, we have made significant progress in executing leases that include higher fixed-rent increases while also including consumer price index-based, anti-gouging protection for tenants. However, the stated rent increases or limits on such tenant’s obligation to pay its share of operating expenses could be lower than the increase in inflation at any given time. Inflation may also increase labor or other general and administrative expenses, which cannot be easily reduced.
Historically, economic indicators such as GDP growth, consumer confidence, and employment have been correlated with demand for certain of our tenants’ products and services. An economic recession could, among other impacts, increase the number of our tenants that are unable to meet their lease obligations to us and limit the demand from new tenants for space in our properties.
Operating Activity
During the third quarter of 2025, we executed new and renewal leases on 167 individual spaces totaling 1,229,944 square feet (12.2% cash leasing spread on 129 comparable leases). New leases were signed on 43 individual spaces for 275,001 square feet of gross leasable area (“GLA”) (26.1% cash leasing spread on 24 comparable leases), while non-option renewal leases were signed on 70 individual spaces for 306,526 square feet of GLA (12.9% cash leasing spread on 51 comparable leases) and option renewals were signed on 54 individual spaces for 648,417 square feet of GLA (7.8% cash leasing spread). The blended cash spread for comparable new and non-option renewal leases was 18.9%. Comparable new and renewal leases are defined as those for which the space was occupied by a tenant within the last 12 months.
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
Results of Operations
The comparability of results of operations for the three and nine months ended September 30, 2025 and 2024 is affected by our development, redevelopment, and operating property acquisition and disposition activities during these periods. Therefore, we believe it is most useful to review the comparisons of our results of operations for these periods in conjunction with the discussion of our transaction activities during those periods, which is set forth below.
Acquisitions
The following operating properties were acquired during the period from January 1, 2024 through September 30, 2025:

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

Dispositions
The following operating properties were sold during the period from January 1, 2024 through September 30, 2025:

Property Name	MSA	Disposition Date	GLA
Ashland & Roosevelt	Chicago	May 31, 2024	104,176
Stoney Creek Commons	Indianapolis	April 4, 2025	84,094
Fullerton Metrocenter	Los Angeles	June 25, 2025	241,027
Denton Crossing(1)	Dallas/Ft. Worth	June 27, 2025	343,345
Parkway Towne Crossing(1)	Dallas/Ft. Worth	June 27, 2025	180,736
The Landing at Tradition(1)	Port St. Lucie, FL	June 27, 2025	397,199
Humblewood Shopping Center	Houston	July 21, 2025	85,682
(1)We contributed this previously wholly owned property into a newly formed joint venture with GIC (the “GIC Portfolio Joint Venture”) and have retained a 52% noncontrolling interest in the property.
Subsequent to September 30, 2025, we sold DePauw University Bookstore and Café, an 11,974 square foot retail property in the Indianapolis MSA.
In addition, in January 2024, the joint venture that owned Glendale Center Apartments, of which we have an 11.5% ownership interest, sold the 267-unit property to a third party. Glendale Center Apartments is adjacent to our Glendale Town Center operating retail property in the Indianapolis MSA.
Development and Redevelopment Projects
The following properties were under active development or redevelopment at various times during the period from January 1, 2024 through September 30, 2025 and removed from our operating portfolio:

Project Name	MSA	Transition to Development or Redevelopment(1)	Transition to Operating Portfolio	GLA
Active Projects
One Loudoun Expansion(2)	Washington, D.C.	September 2024	Pending	119,000

Future Opportunities
Hamilton Crossing Centre(3)(4)	Indianapolis	June 2014	Pending	—
Edwards Multiplex – Ontario(3)	Los Angeles	March 2023	Pending	124,614

Completed Projects
Carillon medical office building(5)	Washington, D.C.	October 2021	December 2024	125,277
The Corner – IN(6)	Indianapolis	December 2015	March 2025	23,852
(1)Transition date represents the date the property was transferred from our operating portfolio into redevelopment status. For legacy Retail Properties of America, Inc. (“RPAI”) projects, the transition date represents the later of the date of the closing of the merger (October 2021) and the date the project was transferred into redevelopment status.
(2)The property is comprised of the development project (which has been excluded from the Company’s same property pool due to the ongoing development) and the remaining retail operating portion of the property (which is included in the Company’s same property pool as of September 30, 2025).
(3)This property has been identified as a redevelopment property and is not included in the operating portfolio or the same property pool. The redevelopment project at Hamilton Crossing Centre will include the creation of a mixed-used development.
(4)In January 2022, we sold approximately half of the Hamilton Crossing site to Republic Airways Inc. and in August 2025, we sold an additional 36,895 square feet to Republic Airways. In addition to the sale, the Company entered into a development and construction management agreement for the development of a corporate campus for Republic Airways. Phase I of the corporate campus was completed in 2023.
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
Comparison of Operating Results for the Three Months Ended September 30, 2025 to the Three Months Ended September 30, 2024
The following table reflects changes in the components of our consolidated statements of operations for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024	Change
Revenue:
Rental income	$202,193	$204,934	$(2,741)
Other property-related revenue	1,571	1,864	(293)
Fee income	1,291	455	836
Total revenue	205,055	207,253	(2,198)

Expenses:
Property operating	28,536	27,756	780
Real estate taxes	25,678	25,220	458
General, administrative and other	14,183	13,259	924
Depreciation and amortization	89,370	96,656	(7,286)
Impairment charges	39,305	—	39,305
Total expenses	197,072	162,891	34,181

Other (expense) income:
Interest expense	(33,162)	(31,640)	(1,522)
Income tax expense of taxable REIT subsidiaries	(106)	(35)	(71)
Gain on sales of operating properties, net	5,742	602	5,140
Net gains from outlot sales	6,096	—	6,096
Equity in loss of unconsolidated subsidiaries	(4,619)	(607)	(4,012)
Other income, net	1,656	4,371	(2,715)
Net (loss) income	(16,410)	17,053	(33,463)
Net loss (income) attributable to noncontrolling interests	203	(324)	527
Net (loss) income attributable to common shareholders	$(16,207)	$16,729	$(32,936)

Property operating expense to total revenue ratio	13.9%	13.4%
Rental income (including tenant reimbursements) decreased $2.7 million, or 1.3%, due to the following (in thousands):

Net Change Three Months Ended September 30, 2024 to 2025
Properties or components of properties sold or held for sale during 2024 and/or 2025	$(8,010)
Properties under redevelopment or acquired during 2024 and/or 2025	1,960
Properties fully operational during 2024 and 2025 and other	3,309
Total	$(2,741)
The net increase of $3.3 million in rental income for properties that were fully operational during 2024 and 2025 is primarily due to increases in base minimum rent of $3.1 million due to contractual rent changes and tenant reimbursements of $1.4 million due to higher recoverable common area maintenance expenses. These variances were partially offset by a decrease in lease termination income of $0.8 million and an increase in bad debt expense of $0.4 million. The occupancy of the fully operational properties decreased from 91.7% for the three months ended September 30, 2024 to 90.5% for the three months ended September 30, 2025.

Other property-related revenue primarily consists of parking revenues and other miscellaneous activity. This revenue decreased by $0.3 million primarily as a result of the receipt of $0.3 million of insurance proceeds during the three months ended September 30, 2024 related to a hail storm at one of our properties in the Waco, TX MSA.
We recorded fee income of $1.3 million and $0.5 million during the three months ended September 30, 2025 and 2024, respectively, from property management and development services provided to third parties and unconsolidated joint ventures. The increase in fee income is primarily due to property management fees earned during the three months ended September 30, 2025 from properties in our unconsolidated joint ventures.
Property operating expenses increased $0.8 million, or 2.8%, due to the following (in thousands):

Net Change Three Months Ended September 30, 2024 to 2025
Properties or components of properties sold or held for sale during 2024 and/or 2025	$(1,131)
Properties under redevelopment or acquired during 2024 and/or 2025	314
Properties fully operational during 2024 and 2025 and other	1,597
Total	$780
The net increase of $1.6 million in property operating expenses for properties that were fully operational during 2024 and 2025 is primarily due to increases in the following: (i) landscaping and repairs and maintenance expenses of $1.3 million, (ii) non-recoverable operating expenses of $1.0 million, and (iii) security expenses of $0.1 million, partially offset by a $1.0 million decrease in insurance expenses. As a percentage of revenue, property operating expenses increased from 13.4% to 13.9% due to a decrease in revenue in 2025.
Real estate taxes increased $0.5 million, or 1.8%, due to the following (in thousands):

Net Change Three Months Ended September 30, 2024 to 2025
Properties or components of properties sold or held for sale during 2024 and/or 2025	$(945)
Properties under redevelopment or acquired during 2024 and/or 2025	587
Properties fully operational during 2024 and 2025 and other	816
Total	$458
The net increase of $0.8 million in real estate taxes for properties that were fully operational during 2024 and 2025 is primarily due to higher real estate tax assessments at certain properties in the portfolio in 2025 and higher real estate tax professional fees. The majority of real estate tax expense is recoverable from tenants, and such recovery is reflected within “Rental income” in the accompanying consolidated statements of operations and comprehensive income (loss).
General, administrative and other expenses increased $0.9 million, or 7.0%, primarily due to higher costs incurred related to travel and an increase in payroll-related benefits in 2025.
Depreciation and amortization expense decreased $7.3 million, or 7.5%, due to the following (in thousands):

Net Change Three Months Ended September 30, 2024 to 2025
Properties or components of properties sold or held for sale during 2024 and/or 2025	$(3,824)
Properties under redevelopment or acquired during 2024 and/or 2025	70
Properties fully operational during 2024 and 2025 and other	(3,532)
Total	$(7,286)
The net decrease of $3.5 million in depreciation and amortization at properties that were fully operational during 2024 and 2025 is primarily due to the timing of placing assets in service and writing off tenant-related assets as a result of tenant move-outs.

Based on the results of our evaluations for impairment during the three months ended September 30, 2025 (see Note 4 to the accompanying consolidated financial statements), we recorded $39.3 million of impairment charges, of which $17.0 million related to City Center, a retail operating property in the New York MSA, and $22.3 million related to the Carillon medical office building and retail portion of the property located in the Washington, D.C. MSA. No impairment charges were recorded during the three months ended September 30, 2024.
Interest expense increased $1.5 million, or 4.8%, primarily due to interest incurred on the $300.0 million in aggregate principal amount of 5.20% senior unsecured notes due 2032 (the “Notes Due 2032”) issued in June 2025, along with less favorable interest rate swaps in 2025 compared to the prior year, partially offset by a decrease in interest incurred on the unsecured term loans.
We recorded a net gain on sales of operating properties of $5.7 million for the three months ended September 30, 2025 primarily on the sale of Humblewood Shopping Center compared to a net gain on sales of operating properties of $0.6 million for the three months ended September 30, 2024 as a result of the receipt of an escrow related to the disposition of Reisterstown Road Plaza that previously closed on September 11, 2023.
We recorded a net gain from outlot sales of $6.1 million for the three months ended September 30, 2025 primarily on the sale of land at Lakewood Towne Center in the Seattle MSA. We did not sell any land parcels during the three months ended September 30, 2024.
Equity in loss of unconsolidated joint ventures increased $4.0 million primarily due to the April 2025 acquisition of 52% of Legacy West in a joint venture with GIC along with the contribution of three previously wholly owned properties to a second joint venture with GIC in June 2025, of which we own 52%.
Other income, net decreased $2.7 million, or 62.1%, primarily due to a decrease in interest income earned during the three months ended September 30, 2025 compared to the prior year.

Comparison of Operating Results for the Nine Months Ended September 30, 2025 to the Nine Months Ended September 30, 2024
The following table reflects changes in the components of our consolidated statements of operations for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Revenue:
Rental income	$632,547	$616,583	$15,964
Other property-related revenue	5,096	4,463	633
Fee income	2,569	4,222	(1,653)
Total revenue	640,212	625,268	14,944

Expenses:
Property operating	87,243	84,401	2,842
Real estate taxes	80,090	78,247	1,843
General, administrative and other	39,831	39,009	822
Depreciation and amortization	285,488	296,326	(10,838)
Impairment charges	39,305	66,201	(26,896)
Total expenses	531,957	564,184	(32,227)

Other (expense) income:
Interest expense	(100,168)	(92,985)	(7,183)
Income tax expense of taxable REIT subsidiaries	(315)	(325)	10
Gain (loss) on sales of operating properties, net	108,855	(864)	109,719
Net gains from outlot sales	6,096	1,858	4,238
Equity in loss of unconsolidated subsidiaries	(8,464)	(1,201)	(7,263)
Gain on sale of unconsolidated property, net	—	2,325	(2,325)
Other income, net	6,194	12,294	(6,100)
Net income (loss)	120,453	(17,814)	138,267
Net (income) loss attributable to noncontrolling interests	(2,612)	61	(2,673)
Net income (loss) attributable to common shareholders	$117,841	$(17,753)	$135,594

Property operating expense to total revenue ratio	13.6%	13.5%
Rental income (including tenant reimbursements) increased $16.0 million, or 2.6%, due to the following (in thousands):

Net Change Nine Months Ended September 30, 2024 to 2025
Properties or components of properties sold or held for sale during 2024 and/or 2025	$(8,443)
Properties under redevelopment or acquired during 2024 and/or 2025	5,711
Properties fully operational during 2024 and 2025 and other	18,696
Total	$15,964
The net increase of $18.7 million in rental income for properties that were fully operational during 2024 and 2025 is primarily due to increases in the following: (i) base minimum rent of $11.8 million due to contractual rent changes, (ii) lease termination income of $5.9 million, and (iii) tenant reimbursements of $3.9 million due to higher recoverable common area maintenance expenses. These variances were partially offset by an increase in bad debt expense of $2.0 million and decreases in ancillary income of $0.6 million and overage rent of $0.3 million.
Other property-related revenue primarily consists of parking revenues and other miscellaneous activity. This revenue increased by $0.6 million primarily as a result of the receipt of $0.7 million of insurance proceeds during the nine months ended September 30, 2025 related to a hail storm at one of our properties in the Dallas/Ft. Worth MSA.

We recorded fee income of $2.6 million and $4.2 million during the nine months ended September 30, 2025 and 2024, respectively, from property management and development services provided to third parties and unconsolidated joint ventures. The decrease in fee income is primarily due to development fees earned during the nine months ended September 30, 2024 related to the development of a hotel on the Pam Am Plaza site that did not reoccur in 2025.
Property operating expenses increased $2.8 million, or 3.4%, due to the following (in thousands):

Net Change Nine Months Ended September 30, 2024 to 2025
Properties or components of properties sold or held for sale during 2024 and/or 2025	$(1,019)
Properties under redevelopment or acquired during 2024 and/or 2025	827
Properties fully operational during 2024 and 2025 and other	3,034
Total	$2,842
The net increase of $3.0 million in property operating expenses for properties that were fully operational during 2024 and 2025 is primarily due to increases in the following: (i) snow removal expenses of $0.8 million, (ii) landscaping and parking lot expenses of $0.8 million, (iii) repairs and maintenance expenses of $0.3 million, (iv) administrative expenses of $0.3 million, and (v) utilities of $0.2 million, partially offset by a $0.3 million decrease in insurance expense. As a percentage of revenue, property operating expenses increased from 13.5% to 13.6% due to an increase in expenses in 2025.
Real estate taxes increased $1.8 million, or 2.4%, due to the following (in thousands):

Net Change Nine Months Ended September 30, 2024 to 2025
Properties or components of properties sold or held for sale during 2024 and/or 2025	$(1,412)
Properties under redevelopment or acquired during 2024 and/or 2025	1,323
Properties fully operational during 2024 and 2025 and other	1,932
Total	$1,843
The net increase of $1.9 million in real estate taxes for properties that were fully operational during 2024 and 2025 is primarily due to higher real estate tax assessments and lower capitalized real estate taxes at certain properties in the portfolio in 2025, partially offset by an increase in real estate tax refunds received during the nine months ended September 30, 2025. The majority of real estate tax expense is recoverable from tenants, and such recovery is reflected within “Rental income” in the accompanying consolidated statements of operations and comprehensive income (loss).
General, administrative and other expenses increased $0.8 million, or 2.1%, primarily due to an increase in payroll expenses, partially offset by lower corporate communication expenses and franchise taxes in 2025.
Depreciation and amortization expense decreased $10.8 million, or 3.7%, due to the following (in thousands):

Net Change Nine Months Ended September 30, 2024 to 2025
Properties or components of properties sold or held for sale during 2024 and/or 2025	$(9,282)
Properties under redevelopment or acquired during 2024 and/or 2025	1,064
Properties fully operational during 2024 and 2025 and other	(2,620)
Total	$(10,838)
The net decrease of $2.6 million in depreciation and amortization at properties that were fully operational during 2024 and 2025 is primarily due to the timing of placing assets in service and writing-off tenant-related assets as a result of tenant move-outs.

Based on the results of our evaluations for impairment (see Note 4 to the accompanying consolidated financial statements), we recorded $39.3 million of impairment charges during the nine months ended September 30, 2025, of which $17.0 million related to City Center, a retail operating property in the New York MSA, and $22.3 million related to the Carillon medical office building and retail portion of the property located in the Washington, D.C. MSA. Based on a reduction in the expected future hold period, we recorded a $66.2 million impairment charge during the nine months ended September 30, 2024 related to City Center.
Interest expense increased $7.2 million, or 7.7%, primarily due to interest incurred on the $350.0 million in aggregate principal amount of 4.95% senior unsecured notes due 2031 (the “Notes Due 2031”) issued in August 2024 and the Notes Due 2032, an increase in interest incurred on the Company’s unsecured revolving line of credit due to increased borrowings, and less favorable interest rate swaps in 2025 compared to the prior year, partially offset by a decrease in interest incurred on the unsecured term loans and private placement notes.
We recorded a net gain on sales of operating properties of $108.9 million for the nine months ended September 30, 2025 on the sales of Stoney Creek Commons, Fullerton Metrocenter, and Humblewood Shopping Center and the contribution of three previously wholly owned properties to the GIC Portfolio Joint Venture compared to a net loss on sales of operating properties of $0.9 million for the nine months ended September 30, 2024 primarily on the sale of Ashland & Roosevelt, which loss was offset by the receipt of a $0.6 million escrow related to the sale of Reisterstown Road Plaza that previously closed on September 11, 2023.
We recorded a net gain from outlot sales of $6.1 million for the nine months ended September 30, 2025 primarily on the sale of land at Lakewood Towne Center in the Seattle MSA compared to a net gain from outlot sales of $1.9 million recorded during the nine months ended September 30, 2024 primarily on the sale of two outparcels at two properties.
Equity in loss of unconsolidated joint ventures increased $7.3 million primarily due to the April 2025 acquisition of 52% of Legacy West in a joint venture with GIC along with the contribution of three previously wholly owned properties to a second joint venture with GIC in June 2025, of which we own 52%.
During the nine months ended September 30, 2024, we recognized a $2.3 million gain on sale of unconsolidated property related to our share of the gain on the sale of Glendale Center Apartments. No such gain was recorded during the nine months ended September 30, 2025.
Other income, net decreased $6.1 million, or 49.6%, primarily due to a decrease in interest income earned during the nine months ended September 30, 2025 compared to the prior year.
Net Operating Income and Same Property Net Operating Income
We use net operating income (“NOI”), a non-GAAP financial measure, to evaluate the performance of our properties. We also use total property NOI, which is defined as NOI plus net gains from outlot sales. We define NOI as income from our real estate, including lease termination fees received from tenants, less our property operating expenses. NOI excludes amortization of capitalized tenant improvement costs and leasing commissions and certain corporate-level expenses, including merger and acquisition costs. We believe that NOI is helpful to investors as a measure of our operating performance because it excludes various items included in net income that do not relate to or are not indicative of our operating performance, such as depreciation and amortization, interest expense, and impairment, if any.
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
For the three and nine months ended September 30, 2025, the Same Property Pool excludes the following:
•properties acquired or placed in service during 2024 and 2025;
•The Corner – IN, which was reclassified from active development into our operating portfolio in March 2025;
•Eastgate Crossing, which was reclassified from our operating portfolio in September 2025 due to significant disruption caused by severe flooding as a result of Tropical Storm Chantal;
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

The following table presents Same Property NOI and a reconciliation to net (loss) income attributable to common shareholders for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Number of properties in Same Property Pool for the period(1)	174	174		174	174

Leased percentage at period end	93.8%	95.0%	93.8%	95.0%
Economic occupancy percentage at period end	91.1%	92.3%	91.1%	92.3%
Economic occupancy percentage(2)	90.5%	91.7%	90.9%	91.4%

Same Property NOI(3)	$144,121	$141,109	2.1%	$429,381	$417,615	2.8%

Reconciliation of Same Property NOI to most directly comparable GAAP measure:
Net operating income – same properties	$144,121	$141,109		$429,381	$417,615
Net operating income – non-same activity(4)	5,429	12,713		40,929	40,783
Net gains from outlot sales	6,096	—		6,096	1,858
Total property NOI	155,646	153,822	1.2%	476,406	460,256	3.5%
Other (expense) income, net	(1,778)	4,184		(16)	14,990
General, administrative and other	(14,183)	(13,259)		(39,831)	(39,009)
Impairment charges	(39,305)	—		(39,305)	(66,201)
Depreciation and amortization	(89,370)	(96,656)		(285,488)	(296,326)
Interest expense	(33,162)	(31,640)		(100,168)	(92,985)
Gain (loss) on sales of operating properties, net	5,742	602		108,855	(864)
Gain on sale of unconsolidated property, net	—	—		—	2,325
Net loss (income) attributable to noncontrolling interests	203	(324)		(2,612)	61
Net (loss) income attributable to common shareholders	$(16,207)	$16,729		$117,841	$(17,753)
(1)Same Property NOI excludes the following: (i) properties acquired or placed in service during 2024 and 2025; (ii) The Corner – IN, which was reclassified from active development into our operating portfolio in March 2025; (iii) Eastgate Crossing, which was reclassified from our operating portfolio in September 2025 due to significant disruption caused by severe flooding as a result of Tropical Storm Chantal; (iv) our active development project at One Loudoun Expansion; (v) Hamilton Crossing Centre and Edwards Multiplex – Ontario, which were reclassified from our operating portfolio into redevelopment in June 2014 and March 2023, respectively; (vi) properties sold or classified as held for sale during 2024 and 2025; and (vii) standalone office properties, including the Carillon medical office building, which was reclassified from active redevelopment into our office portfolio in December 2024.
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
Our Same Property NOI increased 2.1% for the three months ended September 30, 2025 compared to the same period of the prior year primarily due to contractual rent growth.
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

Our calculations of FFO and reconciliation to net (loss) income and Core FFO for the three and nine months ended September 30, 2025 and 2024 (unaudited) are as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss) income	$(16,410)	$17,053	$120,453	$(17,814)
Less: net income attributable to noncontrolling interests in properties	(82)	(63)	(233)	(204)
Less/add: (gain) loss on sales of operating properties, net	(5,742)	(602)	(108,855)	864
Less: gain on sale of unconsolidated property, net	—	—	—	(2,325)
Add: impairment charges	39,305	—	39,305	66,201
Add: depreciation and amortization of consolidated and unconsolidated entities, net of noncontrolling interests	101,750	97,538	304,896	297,531
NAREIT FFO of the Operating Partnership(1)	118,821	113,926	355,566	344,253
Less: Limited Partners’ interests in FFO	(2,569)	(1,971)	(7,498)	(5,739)
FFO attributable to common shareholders(1)	$116,252	$111,955	$348,068	$338,514
FFO, as defined by NAREIT, per share of the Operating Partnership – diluted	$0.53	$0.51	$1.58	$1.54

Reconciliation of NAREIT FFO to Core FFO(2)
NAREIT FFO of the Operating Partnership(1)	$118,821	$113,926	$355,566	$344,253
Add:
Amortization of deferred financing costs	1,856	1,062	5,251	2,978
Non-cash compensation expense and other	2,926	2,816	8,490	8,444
Less:
Straight-line rent – minimum rent and common area maintenance	3,789	3,286	9,202	10,062
Market rent amortization income	2,500	2,265	7,921	6,922
Amortization of debt discounts, premiums and hedge instruments	1,030	3,091	4,676	10,581
Core FFO of the Operating Partnership	$116,284	$109,162	$347,508	$328,110
Core FFO per share of the Operating Partnership – diluted	$0.52	$0.49	$1.55	$1.47
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
The following table presents a reconciliation of our EBITDA, Adjusted EBITDA, and Annualized Adjusted EBITDA to net income (the most directly comparable GAAP measure) and a calculation of Net Debt to Adjusted EBITDA (in thousands):

Three Months Ended September 30, 2025
Net loss	$(16,410)
Depreciation and amortization	89,370
Interest expense	33,162
Income tax expense of taxable REIT subsidiaries	106
EBITDA	106,228
Unconsolidated EBITDA, as adjusted	10,203
Impairment charges	39,305
Gain on sales of operating properties, net	(5,742)
Other income and expense, net	2,963
Noncontrolling interests	(212)
Adjusted EBITDA	$152,745

Annualized Adjusted EBITDA(1)	$610,980

Company share of Net Debt:
Mortgage and other indebtedness, net	$2,941,548
Add: Company share of unconsolidated joint venture debt	202,690
Add: debt discounts, premiums and issuance costs, net	2,714
Less: Partner share of consolidated joint venture debt(2)	(9,765)
Company’s consolidated debt and share of unconsolidated debt	3,137,187
Less: cash and cash equivalents	(68,743)
Less: restricted cash and escrow deposits	(23,511)
Less: Company share of unconsolidated joint venture cash and cash equivalents	(13,736)
Company share of Net Debt	$3,031,197
Net Debt to Adjusted EBITDA	5.0x
(1)Represents Adjusted EBITDA for the three months ended September 30, 2025 (as shown in the table above) multiplied by four.
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
As of September 30, 2025, we had approximately $68.7 million in cash and cash equivalents on hand, $23.5 million in restricted cash and escrow deposits, and $1.1 billion of remaining availability under the $1.1 billion unsecured revolving credit facility (the “Revolving Facility”) compared to $100.0 million of debt maturities over the next 12 months. During the nine months ended September 30, 2025, we (i) completed a public offering of the Notes Due 2032, the proceeds of which were used to repay the $150.0 million unsecured term loan that was scheduled to mature on July 17, 2026, borrowings on the Revolving Facility, and the $80.0 million principal balance of the 4.47% senior unsecured notes that matured on September 10, 2025, and

(ii) repaid the $350.0 million principal balance of the 4.00% senior unsecured notes that matured on March 15, 2025 using proceeds from the Notes Due 2031. We believe we will have adequate liquidity over the next 12 months and beyond to operate our business and meet our cash requirements.
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
As of September 30, 2025, we had $1.1 billion available under the Revolving Facility for future borrowings. We also had $68.7 million in cash and cash equivalents as of September 30, 2025.
We were in compliance with all applicable financial covenants under the Revolving Facility, unsecured term loans and senior unsecured notes as of September 30, 2025.
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
In the future, we will continue to monitor the capital markets and may consider raising additional capital through the issuance of our common shares, preferred shares, or other securities. We may also raise capital by disposing of properties, land parcels, or other assets that are no longer core components of our growth strategy. The sale price may differ from our carrying value at the time of sale. Our current disposition pipeline totals approximately $500 million of non-core assets across various stages of execution. We intend to complete the majority of these dispositions by the end of 2025. However, there is no assurance that these dispositions will be completed on the terms or timing anticipated, or at all. We expect to use the net proceeds from these dispositions towards a combination of share repurchases, acquisitions completed via Code Section 1031 tax-deferred exchanges, special dividends, and debt reduction.
Our Principal Liquidity Needs
Short-Term Liquidity Needs
Near-Term Debt Maturities. As of September 30, 2025, we have no secured debt, excluding scheduled monthly principal payments, and $100.0 million of unsecured debt scheduled to mature over the next 12 months. We believe we have sufficient liquidity to repay this obligation through a combination of cash flows generated from operations, capital markets transactions, and borrowings on the Revolving Facility.
Other Short-Term Liquidity Needs. The requirements for qualifying as a REIT and for a tax deduction for some or all of the dividends paid to shareholders necessitate that we distribute at least 90% of our taxable income on an annual basis. Such requirements cause us to have substantial liquidity needs over both the short and long term. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our operating properties, scheduled interest and principal payments on our debt of approximately $35.0 million and $1.3 million, respectively, for the remainder of 2025, expected dividend payments to our common shareholders and common unit holders, and recurring capital expenditures.
In July 2025, our Board of Trustees declared a cash distribution of $0.27 per common share and Common Unit for the third quarter of 2025. This distribution was paid on October 16, 2025 to common shareholders and common unit holders of record as of October 9, 2025. Future distributions, if any, are at the discretion of the Board of Trustees, who will continue to evaluate our sources and uses of capital, liquidity position, operating fundamentals, maintenance of our REIT qualification, and other factors they may deem relevant. We believe we have sufficient liquidity to pay any dividend from available cash on hand and borrowings on the Revolving Facility.
Other short-term liquidity needs include expenditures for tenant improvements, external leasing commissions, and recurring capital expenditures. During the nine months ended September 30, 2025, we incurred $23.1 million for recurring capital expenditures on operating properties and $68.3 million for tenant improvements and external leasing commissions, which includes costs to re-lease anchor space at our operating properties related to tenants open and operating as of September 30, 2025 (excluding development and redevelopment properties). We currently anticipate incurring approximately $130 million of additional major tenant improvement costs related to executed leases for tenants not yet open at a number of our operating properties over the next 12 to 24 months. We believe we have the ability to fund these costs through cash flows generated from operations or borrowings on the Revolving Facility.
During the nine months ended September 30, 2025, we completed major development construction activities at The Corner – IN and reclassified the property from active development into our operating portfolio in March 2025. As of September 30, 2025, the retail and office portions of the expansion project at One Loudoun Downtown (the “One Loudoun Expansion”), our mixed-use lifestyle center in the Washington, D.C. MSA, was under construction. Our share of the total estimated costs for this project is approximately $81.0 million to $91.0 million, of which our share of the expected funding requirement is approximately $65.0 million to $75.0 million. As of September 30, 2025, we have incurred $12.0 million of these costs. We anticipate incurring the majority of the remaining costs for this project over the next 12 to 24 months and believe we have the ability to fund this project through cash flows generated from operations or borrowings on the Revolving Facility.
Share Repurchase Program
The Company has an existing share repurchase program under which it may repurchase, from time to time, up to a maximum of $300.0 million of its common shares (the “Share Repurchase Program”). The Company intends to fund any future repurchases under the Share Repurchase Program with available cash on hand or availability under the Revolving Facility, subject to any applicable restrictions. The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will depend upon prevailing market conditions, regulatory requirements, and other factors. In January 2025, the Company extended the Share Repurchase Program for an additional year to February 28, 2026, if not terminated or extended prior to that date. During the three months ended September 30, 2025, the Company repurchased 3.1 million common shares at an average price per share of $22.36 for a total of $70.0 million. As of September 30, 2025, $230.0 million remained available for repurchases of common shares under the Company’s Share Repurchase Program. Subsequent to September 30, 2025, the Company repurchased 0.2 million common shares at an average price per share of $22.28 for a total of $5.0 million. As of October 30, 2025, $225.0 million remained available for repurchases of common shares under the Company’s Share Repurchase Program.
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
Commitments under Ground Leases. We are obligated under 12 ground leases for approximately 98 acres of land as of September 30, 2025. Most of these ground leases require fixed annual rent payments, and the expiration dates of the remaining initial terms of these ground leases range from 2028 to 2092. Assuming we exercise all available options to extend the terms of our ground leases, our ground leases will expire between 2045 and 2115.
Capital Expenditures on Consolidated Properties
The following table summarizes cash capital expenditures for our development and redevelopment projects and other capital expenditures for the nine months ended September 30, 2025 (in thousands):

Nine Months Ended September 30, 2025
Active development and redevelopment projects	$14,192
Recurring operating capital expenditures (primarily tenant improvements) and other	99,855
Total	$114,047
We capitalize certain indirect costs such as interest, payroll, and other general and administrative costs related to these development activities. If we had experienced a 10% reduction in development and redevelopment activities without a corresponding decrease in indirect project costs, we would have recorded additional expense of $0.2 million for the nine months ended September 30, 2025.
Debt Maturities
The following table summarizes the scheduled maturities and principal amortization of the Company’s consolidated indebtedness as of September 30, 2025, presented on a calendar year basis (in thousands):

	Secured Debt
	Scheduled Principal Payments	Term Maturities	Unsecured Debt	Total
2025	$1,325	$—	$—	$1,325
2026	4,581	10,600	400,000	415,181
2027	3,120	—	500,000	503,120
2028	3,757	—	100,000	103,757
2029	4,324	—	400,000	404,324
Thereafter	23,767	92,788	1,400,000	1,516,555
	$40,874	$103,388	$2,800,000	$2,944,262
Debt discounts, premiums and issuance costs, net				(2,714)
Mortgage and other indebtedness, net				$2,941,548
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
Impact of Changes in Credit Ratings on Our Liquidity
We have received investment-grade corporate credit ratings from three nationally recognized credit rating agencies. These ratings did not change as of September 30, 2025.

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
Cash Flows
As of September 30, 2025, we had cash, cash equivalents and restricted cash of $92.3 million. We may be subject to concentrations of credit risk with regard to our cash and cash equivalents. We place our cash and short-term investments with highly rated financial institutions. While we attempt to limit our exposure at any point in time, occasionally such cash and investments may temporarily exceed the Federal Deposit Insurance Corporation (“FDIC”) and the Securities Investor Protection Corporation (“SIPC”) insurance limits. We also maintain certain compensating balances in several financial institutions in support of borrowings from those institutions. Such compensating balances were not material to the accompanying consolidated balance sheets.
Comparison of the Nine Months Ended September 30, 2025 to the Nine Months Ended September 30, 2024
The following table summarizes our cash flow activities (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Net cash provided by operating activities	$323,075	$308,049	$15,026
Net cash provided by (used in) investing activities	179,814	(469,459)	649,273
Net cash (used in) provided by financing activities	(543,962)	243,238	(787,200)
(Decrease) increase in cash, cash equivalents and restricted cash	(41,073)	81,828	(122,901)
Cash, cash equivalents and restricted cash, at beginning of period	133,552	41,430
Cash, cash equivalents and restricted cash, at end of period	$92,479	$123,258
Cash provided by operating activities was $323.1 million for the nine months ended September 30, 2025 and $308.0 million for the same period of 2024. The cash flows were positively impacted by an increase in net operating income and changes to other working capital accounts.
Cash provided by investing activities was $179.8 million for the nine months ended September 30, 2025 compared to cash used in investing activities of $469.5 million for the same period of 2024. Highlights of significant cash sources and uses in investing activities are as follows:
•We invested $615.0 million of proceeds from the January 2024 public offering of $350.0 million in aggregate principal amount of 5.50% senior unsecured notes due 2034 (the “Notes Due 2034”) and the Notes Due 2031 in short-term certificates of deposit during the nine months ended September 30, 2024 and received $265.0 million in principal upon maturity of the certificates of deposit that matured in June and July 2024;
•We received $350.0 million in principal upon maturity of the short-term certificates of deposit that matured in February 2025;
•We received net proceeds of $264.1 million from the sale of Stoney Creek Commons, Fullerton Metrocenter, Humblewood Shopping Center, a portion of Hamilton Crossing Centre and a land parcel at Lakewood Towne Center along with the contribution of three previously wholly owned properties to the GIC Portfolio Joint Venture during the nine months ended September 30, 2025 compared to net proceeds of $37.2 million from the sale of Ashland and Roosevelt, five parcels of land, and the receipt of an escrow related to the disposition of Reisterstown Road Plaza during the nine months ended September 30, 2024;
•We invested $253.9 million in the Legacy West unconsolidated joint venture during the nine months ended September 30, 2025;
•We acquired Village Commons for $67.9 million during the nine months ended September 30, 2025 compared to the acquisition of Parkside West Cobb for $39.6 million during the nine months ended September 30, 2024;
•Capital expenditures increased by $7.2 million primarily related to the timing of capital projects;

•We received distributions totaling $3.7 million from unconsolidated joint ventures during the nine months ended September 30, 2025. During the nine months ended September 30, 2024, we received a $1.6 million distribution upon the joint venture’s disposition of Glendale Center Apartments, of which we own an 11.5% interest, to a third party; and
•We contributed $2.2 million to an unconsolidated joint venture during the nine months ended September 30, 2025 related to our share of a developer fee and debt service on the construction loan at The Corner – IN, of which we own a 50% interest. During the nine months ended September 30, 2024, we contributed a total of $11.8 million to unconsolidated joint ventures primarily related to our share of the repayment of the construction loan associated with the development of the Embassy Suites at the University of Notre Dame.
Cash used in financing activities was $544.0 million for the nine months ended September 30, 2025 compared to cash provided by financing activities of $243.2 million for the same period of 2024. Highlights of significant cash sources and uses in financing activities are as follows:
•We borrowed $398.0 million on the Revolving Facility and received proceeds of $298.5 million from the Notes Due 2032 during the nine months ended September 30, 2025 compared to the receipt of $693.0 million in total proceeds from the Notes Due 2034 and the Notes Due 2031 and borrowings of $40.0 million on the Revolving Facility during the nine months ended September 30, 2024;
•We repaid the following during the nine months ended September 30, 2025: (i) $398.0 million of borrowings on the Revolving Facility, (ii) $350.0 million principal balance of the 4.00% senior unsecured notes that matured on March 15, 2025, (iii) $150.0 million unsecured term loan that was scheduled to mature on July 17, 2026, (iv) $80.0 million principal balance of the 4.47% senior unsecured notes that matured on September 10, 2025, and (v) $3.9 million of mortgages payable compared to the following repayments during the nine months ended September 30, 2024: (i) $149.6 million principal balance of the 4.58% senior unsecured notes that matured on June 30, 2024, (ii) $120.0 million unsecured term loan that matured on July 17, 2024, (iii) $40.0 million of borrowings on the Revolving Facility, and (iv) $3.9 million of mortgages payable;
•We made distributions to common shareholders and holders of common partnership interests in the Operating Partnership of $183.1 million during the nine months ended September 30, 2025 compared to distributions of $167.4 million during the nine months ended September 30, 2024; and
•We paid $70.0 million during the nine months ended September 30, 2025 to repurchase common shares through our Share Repurchase Program.
Critical Accounting Estimates
We based the discussion and analysis of our financial condition and results of operations upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There were no changes made by management to the critical accounting policies in the three months ended September 30, 2025. We discuss the most critical estimates in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 12, 2025.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk Related to Fixed and Variable Rate Debt
As of September 30, 2025, we had $2.9 billion of outstanding consolidated indebtedness (inclusive of net unamortized debt discounts, premiums and issuance costs of $2.7 million). In addition, we were party to various consolidated interest rate hedge agreements totaling $400.0 million with maturities over various terms through 2026. Reflecting the effects of these hedge agreements, our fixed and variable rate debt would have been $2.8 billion (94%) and $162.8 million (6%), respectively, of our total consolidated indebtedness as of September 30, 2025.
As of September 30, 2025, we had $100.0 million of fixed rate debt scheduled to mature within the next 12 months. A 100-basis point change in interest rates on this debt as of September 30, 2025 would change our annual cash flow by $1.0 million. A 100-basis point change in interest rates on our unhedged variable rate debt as of September 30, 2025 would change our annual cash flow by $1.6 million. Based upon the terms of our variable rate debt, we are most vulnerable to a change in short-term Secured Overnight Financing Rate (“SOFR”) interest rates.
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
Changes in Internal Control Over Financial Reporting
There has been no change in the Parent Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There has been no change in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes the common share repurchases made during the three months ended September 30, 2025 and amounts outstanding under our Share Repurchase Program:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1, 2025 to July 31, 2025	989	$22.95	—	$300,000,000
August 1, 2025 to August 31, 2025	—	$—	—	$300,000,000
September 1, 2025 to September 30, 2025	3,127,880	$22.36	3,127,880	$230,000,000
Total	3,128,869	$22.36	3,127,880
(1)Includes 989 common shares owned by employees that were surrendered to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under the Company’s 2013 Equity Incentive Plan, as amended and restated as of May 11, 2022.
(2)Represents amounts outstanding under the Company’s authorized Share Repurchase Program, which was announced in February 2021. In April 2022, the Company’s Board of Trustees increased the size of the program from $150.0 million to $300.0 million and, in January 2025, extended the program for an additional year. The program may be suspended or terminated at any time by the Company and will terminate on February 28, 2026, if not terminated or extended prior to that date.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Trading Arrangements
During the three months ended September 30, 2025, none of our officers or trustees adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

KITE REALTY GROUP TRUST

Date:	October 30, 2025	By:	/s/ JOHN A. KITE

John A. Kite
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	October 30, 2025	By:	/s/ HEATH R. FEAR

Heath R. Fear
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

KITE REALTY GROUP, L.P.
By: Kite Realty Group Trust, its sole general partner

Date:	October 30, 2025	By:	/s/ JOHN A. KITE

John A. Kite
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	October 30, 2025	By:	/s/ HEATH R. FEAR

Heath R. Fear
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)