Form 10-K
period 2025-12-31
KITE REALTY GROUP TRUST; Kite Realty Group, L.P.
filed 2026-02-17
CIK 1286043, 1636315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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
The number of Common Shares outstanding as of February 13, 2026 was 206,792,344 ($.01 par value).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement related to the Registrant’s Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III, Items 10–14 of this Annual Report on Form 10-K as indicated herein.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the year ended December 31, 2025 of Kite Realty Group Trust, Kite Realty Group, L.P. and its subsidiaries. Unless stated otherwise or the context otherwise requires, references to “Kite Realty Group Trust” or the “Parent Company” mean Kite Realty Group Trust, and references to the “Operating Partnership” mean Kite Realty Group, L.P. and its consolidated subsidiaries. The terms “Company,” “we,” “us,” and “our” refer to the Parent Company and the Operating Partnership, collectively, and those entities owned or controlled by the Parent Company and/or the Operating Partnership.
The Operating Partnership is engaged in the ownership, operation, acquisition, development and redevelopment of high-quality, open-air, grocery-anchored shopping centers and vibrant mixed-use assets that are primarily located in high-growth Sun Belt markets and select strategic gateway markets in the United States, and the Parent Company conducts substantially all of its activities through the Operating Partnership and its wholly owned subsidiaries. The Parent Company is the sole general partner of the Operating Partnership and, as of December 31, 2025, owned approximately 97.7% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 2.3% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) are owned by the limited partners.
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
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

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
•acquisition, disposition, development and joint venture risks, including the ability to complete them on the terms and timing anticipated;
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
•the attractiveness of our properties to tenants; the actual and perceived impact of e-commerce on the value of shopping center assets, and changing demographics and customer traffic patterns;
•business continuity disruptions and a deterioration in our tenants’ ability to operate in affected areas or delays in the supply of products or services to us or our tenants from vendors that are needed to operate efficiently;
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
As of December 31, 2025, we owned interests in a portfolio of 167 operating retail/mixed-use properties, including 159 wholly owned properties and eight properties owned through four unconsolidated joint ventures, totaling approximately 26.9 million square feet, excluding (i) two operating retail properties classified as held for sale as of December 31, 2025, (ii) Eastgate Crossing, a 152,682 square foot multi-tenant retail property in the Durham-Chapel Hill MSA that was reclassified from our operating portfolio in September 2025 due to significant disruption caused by severe flooding as a result of Tropical Storm Chantal, and (iii) two standalone office properties with 0.4 million square feet. Of the 167 operating retail/mixed-use properties, 10 contain an office component. We also own interests in one development project that is under construction as of December 31, 2025 and an additional two properties with future redevelopment opportunities. Our operating retail portfolio was 95.1% leased to a diversified retail tenant base, with no single retail tenant accounting for more than 2.6% of our total annualized base rent (“ABR”). In the aggregate, our largest 25 tenants accounted for 25.5% of our ABR. See Item 2, “Properties,” for a list of our top 25 tenants by ABR.
Significant 2025 Activities
Operating Activities
•The Company realized net income attributable to common shareholders of $298.7 million for the year ended December 31, 2025;
•The Company generated NAREIT Funds From Operations (“FFO”) of $468.6 million and Core Funds From Operations (“Core FFO”) of $460.4 million;
•Same Property Net Operating Income (“Same Property NOI”) grew by 2.9% in 2025 compared to 2024 primarily due to contractual rent growth and higher base rent driven by positive new and renewal leasing spreads, partially offset by higher bad debt expense;
•In 2025, we executed new and renewal leases on 683 individual spaces representing approximately 4.6 million square feet of retail space, achieving a blended cash leasing spread of 13.8% on 501 comparable leases. The blended cash leasing spread for comparable new and non-option renewal leases was 20.3%;
•Our operating retail portfolio was 95.1% leased as of December 31, 2025, with our anchor leased percentage at 96.7% and our small shop leased percentage at 92.3%;
•Our operating retail portfolio ABR per square foot was $22.63 as of December 31, 2025, an increase of $1.48, or 7.0%, from the prior year; and
•As of December 31, 2025, we derived 79% of our operating retail portfolio ABR from properties with a grocery component, which includes shopping centers with a big box wine and spirits store.

Financing and Capital Activities
•We ended the year with $1.0 billion of borrowing capacity on our $1.1 billion unsecured revolving credit facility (the “Revolving Facility”);
•In June 2025, we completed a public offering of $300.0 million in aggregate principal amount of 5.20% senior unsecured notes due 2032 (the “Notes Due 2032”), the proceeds of which were used to repay the $150.0 million unsecured term loan that was scheduled to mature on July 17, 2026, borrowings on the Revolving Facility, and the $80.0 million principal balance of the 4.47% senior unsecured notes that matured on September 10, 2025;
•In July 2025, we amended the credit agreement related to the Revolving Facility and $300.0 million unsecured term loan that matures in July 2029 (the “$300M Term Loan”) to eliminate an additional 0.10% Secured Overnight Financing Rate (“SOFR”) spread adjustment applicable to both instruments. In addition, the amendment reduced the ratings-based pricing credit spread on the $300M Term Loan. We also amended the term loan agreement related to the $250.0 million unsecured term loan that matures in October 2027 (the “$250M Term Loan”) to eliminate an additional 0.10% SOFR spread adjustment;
•We acquired Village Commons, a grocery-anchored, multi-tenant retail property in the Miami MSA, for a gross purchase price of $68.4 million in January 2025;
•We entered into a joint venture with a leading global investment firm, and in April 2025, the joint venture acquired Legacy West, a mixed-use asset in the Dallas/Ft. Worth MSA, for a gross purchase price of $785.0 million, including the assumption of $304.0 million of debt with an interest rate of 3.80%. The Company owns 52% of the equity in the joint venture;
•In June 2025, we entered into a second joint venture with the global investment firm, contributing three previously wholly owned properties valued at $233.0 million in the aggregate and receiving $112.1 million in gross proceeds for the 48% interest in the joint venture acquired by the joint venture partner;
•We completed the major development construction activities at The Corner – IN and reclassified the property from active development into our operating portfolio in March 2025;
•We received gross proceeds of $621.7 million from the sale of 13 properties, a portion of Hamilton Crossing Centre (Indianapolis MSA), and a parcel and the related building at Northpointe Plaza (Spokane MSA) in 2025;
•We repurchased 10.9 million common shares at an average price per share of $22.82 for a total of $247.7 million; and
•We declared cash dividends totaling $1.245 per share during 2025.
We have $410.6 million of debt principal scheduled to mature through December 31, 2026, a net debt to EBITDA ratio of 4.9x, approximately $36.8 million in cash on hand, and approximately $441.6 million in restricted cash and escrow deposits as of December 31, 2025. We have investment-grade corporate credit ratings from three nationally recognized credit rating agencies; these ratings did not change in 2025.
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
•Financing and Capital Preservation Strategy: Maintain a strong balance sheet with the flexibility to fund our operating and investment activities. Funding sources include the public equity and debt markets, our Revolving Facility with $1.0 billion of borrowing capacity as of December 31, 2025, secured debt, internally generated funds, proceeds from selling land and properties that no longer fit our strategy, and strategic joint ventures; and
•Growth Strategy: Prudently use available cash flow, targeted asset recycling, equity and debt capital to selectively acquire additional retail properties and redevelop or renovate existing properties where we believe investment returns would meet or exceed internal benchmarks.
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
•maintaining and improving the physical appearance, condition, layout, and design of our properties, as well as other improvements on these properties, to enhance our ability to attract customers;
•implementing offensive and defensive strategies against e-commerce competition;
•actively managing our properties to minimize overhead and operating costs;
•maintaining strong tenant and retailer relationships to avoid rent interruptions and reduce marketing, leasing, and tenant improvement costs that result from re-leasing space to new tenants; and
•taking advantage of underutilized land or existing square footage, reconfiguring properties for more profitable use, and adding ancillary income sources to existing properties.
We successfully executed our operating strategy in 2025 in a number of ways, as best evidenced by our strong growth in Same Property NOI of 2.9%. Additionally, our leasing platform continues to perform at a high level, as evidenced by the execution of 683 new and renewal leases representing approximately 4.6 million square feet during the year ended December 31, 2025. Our leased-to-occupied spread represents approximately $37.0 million of net operating income (“NOI”), the majority of which is expected to commence in 2026. We have placed significant emphasis on maintaining a strong and diverse tenant mix, which has resulted in no tenant accounting for more than 2.6% of our ABR. See Item 2, “Properties,” for a list of our top tenants by gross leasable area (“GLA”) and ABR.
Financing and Capital Strategy. We finance our acquisition, development, redevelopment, share repurchases, leasing, and re-leasing activities using the most advantageous sources of capital available to us at the time. These sources may include (i) cash flows generated by operations, (ii) net proceeds from the disposition of assets, (iii) the incurrence of additional indebtedness through secured or unsecured borrowings, (iv) real estate joint ventures, and (v) the sale of common or preferred shares through public offerings or private placements.
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
Maintaining a strong balance sheet continues to be one of our top priorities. We maintain an investment-grade credit rating, which enables us to opportunistically access the public unsecured bond market, lower our cost of capital, and enhance our flexibility in managing asset acquisitions and dispositions in our operating portfolio.
We intend to continue implementing our financing and capital strategies in a number of ways, which may include one or more of the following actions:
•prudently managing our balance sheet, including maintaining sufficient availability under our Revolving Facility to ensure we have additional capacity to fund our development and redevelopment projects and pay down maturing debt if refinancing that debt is not desired or practical;
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
•issuing unsecured bonds in the public markets and securing property-specific long-term, non-recourse financing; and
•entering into joint venture arrangements to access less expensive capital and mitigate risk.
Growth Strategy. Our growth strategy includes the selective deployment of financial resources to projects that are expected to generate investment returns that meet or exceed our internal benchmarks. We implement our growth strategy in a number of ways, including:
•continually evaluating our operating properties for redevelopment and renovation opportunities that we believe will make them more attractive for leasing to new tenants, optimizing anchor spaces while raising rental rates, and re-leasing spaces to existing tenants at higher rental rates;
•completing our active development project at One Loudoun Expansion;
•evaluating our entitled land holdings to determine the optimal real estate use and capital allocation decisions;
•disposing of select non-core, large-format assets that no longer meet our long-term investment criteria, reducing our exposure to at-risk tenants and elevating the overall quality of our portfolio;
•recycling the net proceeds from dispositions into properties that provide attractive returns and rent growth potential in targeted markets or using the proceeds to repay debt, thereby reducing our leverage, or repurchasing our common shares; and
•selectively pursuing the acquisition of retail operating properties, portfolios, and companies in markets with strong demographics.
In evaluating opportunities for potential acquisition, development, redevelopment, and disposition, we consider a number of factors, including:
•the expected returns and related risks associated with the investments relative to our weighted cost of capital to make such investments;
•the current and projected cash flows, the market value of the property, and the potential for increasing both cash flows and market value if the property is successfully re-leased or redeveloped;
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
During 2025, we acquired one operating retail property for a gross purchase price of $68.4 million, invested $253.9 million, net of mortgage debt assumed, in the acquisition of 52% of Legacy West through an unconsolidated joint venture, generated gross proceeds of $721.8 million from the disposition of 13 operating retail properties and the contribution of three previously wholly owned properties into an unconsolidated joint venture, and received net proceeds of $12.9 million from outlot sales.
Competition
The U.S. commercial real estate market continues to be highly competitive. We face competition from other REITs, including other retail REITs, and other owner-operators engaged in the ownership, leasing, acquisition, and development of shopping centers, as well as from numerous local, regional, and national real estate developers and owners in each of our markets. Some of these competitors may have greater capital resources than we do, although we do not believe that any one competitor or group of competitors is dominant in any of the markets where we own properties.
We face significant competition in our efforts to lease available space to prospective tenants at our properties. The nature of the competition for tenants varies based on the characteristics of each local market in which we own properties. We believe that the main competitive factors in attracting tenants in our markets are location, demographics, rental rates, anchor tenants, competitor shopping centers in the same geographic area, and the maintenance, appearance, access, and traffic patterns of our properties. There can be no assurance that in the future we will be able to compete successfully with our competitors in our development, acquisition, and leasing activities.
Government Regulation
We are subject to various federal, state, and local environmental, health, safety, and similar laws, including:
The Americans with Disabilities Act and Other Regulations. Our properties must comply with Title III of the Americans with Disabilities Act (the “ADA”) to the extent that such properties are public accommodations as defined by the ADA. The ADA may require removal of structural barriers to allow access by individuals with disabilities in certain public areas of our properties where such removal is readily achievable. We believe our existing properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, noncompliance with the ADA could result in orders requiring us to spend substantial sums to cure violations, pay attorneys’ fees, or other amounts. The obligation to make readily accessible accommodations is an ongoing one, and we will continue to assess our properties and make alterations as appropriate in this respect. In addition, our properties are subject to fire and safety regulations, building codes, and other land use regulations.
Affordable Care Act. We may be subject to excise taxes under the employer mandate provisions of the Affordable Care Act (the “ACA”) if we (i) do not offer health care coverage to substantially all of our full-time employees and their dependents or (ii) do not offer health care coverage that meets the ACA’s affordability and minimum value standards. The excise tax is based on the number of full-time employees. We do not anticipate being subject to a penalty under the ACA; however, even in the event that we are, any such penalty would be less than $1.0 million, as we had 228 full-time employees as of December 31, 2025.
Environmental Regulations. Under various laws, ordinances, and regulations, as an owner or operator of real property, we may be or may become liable for the costs of investigation, removal, or remediation of certain hazardous or toxic substances (including petroleum products) released on, from or in our properties (potentially including former properties), or for property damage or bodily injury (including third-party claims), fines, liens, or natural resource damages arising from the presence of such hazardous or toxic substances. In addition, we could be liable for the costs of investigating or remediating contamination at off-site waste disposal facilities to which we have arranged for the disposal or treatment of hazardous or toxic substances.

Under certain laws, such liability may be imposed regardless of our knowledge whether we released the hazardous or toxic substances, or compliance with environmental laws; and the liability may be joint and several.
Some properties in our portfolio contain, may have contained, or are adjacent to or near other properties that have contained or currently contain underground storage tanks for petroleum products or other hazardous or toxic substances. These storage tanks may have released, or have the potential to release, such substances into the environment.
In addition, some of our properties have tenants that may use hazardous or toxic substances in the routine course of their business. In general, these tenants have covenanted in their lease agreements with us to use these substances, if any, in compliance with all environmental laws and have agreed to indemnify us for any damages we may suffer as a result of their use and any contamination they cause. However, these lease provisions may not fully protect us if a tenant responsible for environmental noncompliance or contamination becomes insolvent. Furthermore, certain of our properties have confirmed asbestos-containing building materials (“ACBM”), and other properties may contain such materials. Environmental laws require that ACBM be properly managed and maintained, and fines and penalties may be imposed on building owners or operators for failure to comply with these requirements. In addition, third parties may be allowed to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers.
In addition, our operations and those of our tenants are also subject to various federal, state, and local laws and regulations governing air emissions, wastewater, stormwater, and the use, storage, and disposal of hazardous and toxic substances.
Neither current environmental, health, safety, and similar laws nor the costs of our compliance with these laws have had a material adverse effect on our financial condition or results of operations, and management does not believe that they will in the future. In addition, we have not incurred, and do not expect to incur, any material costs or liabilities from environmental contamination at properties we currently own or operate or have owned or operated in the past. However, we cannot predict the impact of new or changed laws or regulations on properties we currently own or operate or may acquire or operate in the future.
We have continued to demonstrate our strong commitment to being a responsible corporate citizen through resource reduction and employee training, which has resulted in reductions in energy consumption and waste and improved maintenance cycles.
Insurance
We have a wholly owned captive insurance company, Birch Property and Casualty, LLC (“Birch”), which insures the first layer of general liability insurance for our properties subject to certain limitations. Birch was formed as part of our overall risk management program to stabilize insurance costs, manage exposure, and recoup expenses through the function of the captive program. We have capitalized Birch in accordance with the applicable regulatory requirements.
We also carry comprehensive liability, fire, extended coverage, and rental loss insurance that covers all properties in our portfolio. We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, cost of the coverage, geographic locations of our assets, and industry practice. Certain risks, such as loss from riots, war, acts of God, and, in some cases, flooding, are either uninsurable or the cost to insure against these events is too cost prohibitive; therefore, we do not carry insurance for these types of losses. Some of our policies, such as those covering losses due to terrorism and floods, are insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses.
Offices
Our principal executive offices are located at 30 S. Meridian Street, Suite 1100, Indianapolis, IN 46204, and our telephone number is (317) 577-5600.
Human Capital
As of December 31, 2025, we had 228 full-time employees. The majority of these employees were based at our Indianapolis, Indiana, headquarters, though we also maintain regional offices across the United States. We believe our employees are the most important part of our business. We are committed to providing a work environment that attracts, develops, and retains high-performing individuals and treats employees with dignity and respect.

Promote Fairness, Equal Opportunities, and Diversity of Experience
Our policies are designed to promote fairness, equal opportunities, and diversity of experience within the Company. When attracting, developing, and retaining talent, we seek individuals who hold varied experiences and viewpoints and embody our core values to create an inclusive and diverse culture and workplace that allows each employee to do their best work and drive our collective success. We believe that a diverse workforce possesses a broader array of perspectives that businesses need to remain competitive in today’s economy. We maintain employment policies that comply with federal, state, and local labor laws and promote a culture of fairness and respect. These policies set forth our goal to provide equal employment opportunity without discrimination or harassment on the basis of age, gender (including identity or expression), marital status, civil partnership status, sexual orientation, disability, color, nationality, race or ethnic origin, or religion or belief. All employees must follow a Code of Business Conduct and Ethics that sets standards for appropriate behavior and complete mandatory training on respect in the workplace and diversity to further enhance our cultural behaviors.
Professional Development and Training
We believe a commitment to our employees’ learning and development through training, educational opportunities, and mentorship is critical to our ability to continue to innovate. We focus on professional development at every level of the organization. We align employees’ goals with our overall strategic direction to create a clear link between individual efforts and the long-term success of the Company and provide effective feedback on employees’ performance towards goals to ensure their growth and development. We use the following tools to recognize our employees, advance our talent pool, and create a sustainable and long-term enterprise: (i) performance plans, (ii) talent recognition via our digital employee-to-employee Recognition Wall, (iii) the Level Up award that recognizes employees who have made an extraordinary effort to help the Company achieve success, (iv) the FOCUSED award that acknowledges employees who have embodied our FOCUSED values (forward-thinking, optimistic, collaborative, urgent, sound, empowered, and dedicated) throughout the year, and (v) individual development planning, along with reward packages. The Company also provides reimbursement opportunities for employees pursuing educational degrees or certification programs that are relevant to their roles or professional development, and we have a learning management system to enhance our employees’ technical and professional development.
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
In addition, our employees have donated and coordinated substantial fundraising and have spent many hours volunteering to support various charities with which we partner. The Company supports these efforts with dedicated paid volunteer time off given annually to all employees and a 100% match of employee donations, subject to certain limits, to charitable causes.
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

Corporate Responsibility
The Company strives to be a responsible corporate citizen, and we recognize the importance that corporate responsibility initiatives play in our ability to generate long-term, sustainable returns. We maintain a cross-functional task force (the “Corporate Responsibility Task Force”) that is comprised of senior leadership and members from various functional areas and is led by our Chief Executive Officer. The Corporate Responsibility Task Force meets quarterly to set, implement, monitor, and communicate our corporate responsibility strategy and related initiatives to our investors and other stakeholders, and it regularly reports to the Board of Trustees.
In June 2025, the Corporate Responsibility Task Force issued the Company’s annual Corporate Responsibility Report, which is published on our website and provides a comprehensive overview of our corporate responsibility strategies and initiatives. The Company is committed to implementing sustainable business practices at our properties and is actively undertaking multiple projects to make our operations more energy efficient and reduce our environmental impact. These current projects include:
•installing LED lighting in parking lots (82% of our properties have installed such LED lighting as of December 31, 2025, which has surpassed our goal of 80% of the portfolio by the end of 2026);
•implementing smart meters and other initiatives aimed at water conservation, recycling, and waste diversion (24% of our properties have implemented smart irrigation controls as of December 31, 2025, with a goal of 25% of the portfolio by the end of 2026);
•installing electric vehicle (“EV”) charging stations (388 charging stations have been installed across 30 properties for a total of 18% of the portfolio as of December 31, 2025, with a goal of 20% of the portfolio by the end of 2026); and
•receiving IREM certifications (135 properties, or 80% of the portfolio, have received such certifications as of December 31, 2025, which has surpassed our goal of 75% of the portfolio by the end of 2026).
In addition, we implemented a policy to transition landscaping in all future redevelopment projects to drought-tolerant landscaping where permitted by code. Recent business efforts encourage tenants to adopt green leases, which are also called “high-performance” or “energy-aligned” leases, to equitably share the costs and benefits of energy and water-saving improvements between building owners and tenants based on principles and best practices from the Green Lease Leaders Reference Guide by the Institute for Market Transformation and the U.S. Department of Energy. The Company has continued its partnership with One Tree Planted, a nonprofit organization committed to reforestation, and has planted over 59,000 new trees through its Project Green reforestation effort. We continue to evaluate potential actions that might reduce our carbon footprint or otherwise mitigate our environmental impact.
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
Our primary business is the ownership, operation, acquisition, development, and redevelopment of high-quality, open-air, grocery-anchored shopping centers and vibrant mixed-use and lifestyle assets in the United States. Our business, financial condition, results of operations, cash flows, per share trading price of our common shares, and ability to satisfy our debt service obligations and make distributions to our shareholders are subject to, and could be materially and adversely affected by, risks associated with acquiring, owning, and operating these types of real estate assets. These risks include events and conditions that are beyond our control, such as periods of economic slowdown or recession, federal government shutdowns, disruptions related to tariffs and other trade or sanction issues, declines in the financial condition of our tenants, natural disasters such as fires, earthquakes, or floods, rising interest rates, difficulty in leasing vacant space or renewing existing tenants, a decline in the value of our assets, or the public perception that any of these events may occur. Additionally, certain costs of our business, such as insurance, real estate taxes, utilities, and corporate expenses, are relatively inflexible and generally do not decrease if a property is not fully occupied, rental rates decline, a tenant fails to pay rent, or other circumstances cause our revenues to decrease. If we are unable to lower our operating costs when revenues decline and/or fully recover cost increases from our tenants, our financial condition, operating results, and cash flows could be materially and adversely impacted.
Ongoing challenges facing our retail tenants, including bankruptcies, financial instability, and consolidations, could have a material adverse effect on our business.
We derive the majority of our revenue from retail tenants who lease space from us at our properties; therefore, our ability to generate cash from operations is dependent upon the ability of our tenants to pay the base rent, expense recoveries, and other charges due under their leases on a timely basis. The success of our tenants in operating their businesses continues to be impacted by many current economic challenges, which impact their cost of doing business, including, but not limited to, inflation, labor shortages, tariff policies, supply chain constraints, retail theft, violent crime, decreasing consumer confidence and discretionary spending, increasing energy prices, and volatile interest rates. Sustained weakness in certain sectors of the U.S. economy could result in the bankruptcy or weakened financial condition of a number of retailers, including some of our tenants, and an increase in store closures. Tenants may also choose to consolidate, downsize, or relocate their operations for various reasons, including mergers or other restructurings. These events, or other similar events, and economic conditions are beyond our control and could affect the overall economy as well as specific properties in our portfolio and our overall cash flow and results of operations, including the following, any of which could have a material adverse effect on our business:
•Collections. Tenants may have difficulty paying their rent and other charges due under their lease agreements on a timely basis or request rent deferrals, reductions, or abatements as a result of operating challenges.
•Leasing. Tenants may delay or cancel lease commencements, decline to extend or renew leases upon expiration, reduce the size of their leased space, close certain locations, or declare bankruptcy, which could result in the termination of the tenant’s lease and the related loss of rental income. Such terminations or cancellations could result in lease terminations or reductions in rent by certain other tenants in the same shopping center due to contractual co-tenancy termination or rent reduction rights contained in some leases.
•Re-leasing. We may be unable to re-lease vacated space at attractive rents or at all. In some cases, it may take an extended period of time or increased costs for renovations or concessions to re-lease a space, particularly if it involves a significant tenant or a non-owned anchor tenant in multiple locations.
Elevated levels of inflation may adversely affect our financial condition and results of operations.
Although inflation has moderated significantly from peak levels experienced during 2022, it may increase in the future as a result of multiple factors, including the tariffs implemented by the U.S. government in 2025 on imported goods from specific countries. These tariffs may lead to higher prices for many of the products that our tenants sell, potentially reducing consumer demand and spending and negatively impacting our tenants’ sales volume and overall health. This, in turn, has and could in the future put downward pricing pressure on rents that we are able to charge to new or renewing tenants, such that rent spreads and, in some cases, our percentage rents could be adversely impacted. Many of our leases contain provisions designed to mitigate the adverse impact of inflation, including stated rent increases and requirements for tenants to pay a share of operating expenses, including common area maintenance, real estate taxes, insurance, or other operating expenses related to the maintenance of our properties, with escalation clauses in most leases. However, the stated rent increases or limits on such tenant’s obligation to pay its share of operating expenses could be lower than the increase in inflation at any given time. Inflation may also limit our ability to recover all of our operating expenses. In addition, a portion of our leases are based on a fixed amount or fixed percentage that is not subject to adjustment for inflation. Increased inflation could have a more pronounced negative impact on our interest and general and administrative expenses, as these costs could increase at a higher rate than the rent we charge to tenants. If we are unable to lower our operating costs when revenues decline or fully recover cost increases from our tenants, our financial performance could be materially and adversely affected.
We may be unable to collect rent or make claims against a tenant in bankruptcy.
Our business and financial condition depend on the financial stability of our tenants and our ability to lease space to them on economically favorable terms. From time to time, certain of our tenants have declared bankruptcy and other tenants may declare bankruptcy in the future. A bankruptcy filing by one of our tenants would legally prohibit us from collecting any unpaid rent from that tenant unless we receive an order from the bankruptcy court permitting us to do so. Such bankruptcies have in the past and could in the future delay, reduce, or ultimately preclude the collection of amounts owed to us, including both past and future rent. A tenant in bankruptcy may attempt to renegotiate their lease or request significant rent concessions. If a lease is assumed by a tenant in bankruptcy, all pre-bankruptcy amounts owed under the lease must be paid in full to us. However, if a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages that would be paid only to the extent that funds are available and in the same percentage as is paid to all other holders of unsecured claims. As a result, it is likely that we would recover substantially less than the full amount of any unsecured claim we hold from a tenant in bankruptcy, if at all, which would reduce our cash flows and could have a material adverse effect on us.
E-commerce and other changes in consumer buying practices may impact our tenants and our business.
Many retailers have made e-commerce a vital piece of their business. Any consumer shifts towards online shopping may cause declines in brick-and-mortar sales generated by certain of our tenants, which could affect decisions made by current and prospective tenants regarding leasing space and how they compete and innovate in a rapidly changing retail environment, including potentially reducing the size or number of their retail locations in the future. We cannot predict with certainty how changes in e-commerce will impact the demand for space or the revenue generated at our properties in the future. We continue to respond to these trends and are heavily focused on anchoring and diversifying our properties with tenants whose businesses are either more resistant to or synergistic with e-commerce, as well as adapting our properties to allow our tenants to serve as last-mile fulfillment centers. In addition, changes in consumer buying practices and shopping trends may also impact the financial condition of retailers that do not adapt to changes in market conditions, which may impact their ability to pay rent. The risks associated with e-commerce could have a material adverse effect on the business outlook and financial results of our current and future tenants, which, in turn, could have a material adverse effect on us.
We face significant competition in leasing space at our properties, which may impact our rental rates, leasing terms, and expenditures for capital improvements.
We compete for tenants with many public and private real estate companies, including developers, owners and operators of retail shopping centers and regional and outlet malls, many of whom own properties similar to, and in the same sub-markets as, our properties. As of December 31, 2025, leases representing approximately 7.0% of our total retail ABR were scheduled to expire in 2026. Some of our competitors may have greater capital resources than we do or may be willing to offer lower rental rates or more favorable terms to tenants, such as substantial rent reductions or abatements, tenant allowances or other improvements, or early termination rights. These accommodations may pressure us to reduce our rental rates, undertake unexpected capital improvements, or offer other terms less favorable to us, which could adversely affect our financial condition. Additionally, if retailers or consumers perceive that shopping at other locations owned by our competitors is more convenient, cost-effective, or otherwise more attractive, our revenues and results of operations may also suffer.
Changing economic and retail market conditions in geographic areas where our properties are concentrated could materially and adversely affect our financial condition and results of operations.
The economic conditions in markets where our properties are concentrated can greatly influence our financial performance. The specific markets in which we operate may face challenging economic conditions that could persist into the future. As of December 31, 2025, rents from our properties in the states of Texas, Florida, Indiana, Virginia, and Maryland comprised 28.1%,

11.4%, 6.5%, 6.5%, and 5.7% of our ABR, respectively. This level of concentration could expose us to greater market-dependent economic risks than if we owned properties in more geographic regions. Adverse economic or real estate trends in these states or the surrounding regions or any decrease in demand for retail space resulting from the local regulatory environment, business climate, or fiscal problems in these states could have a material adverse effect on our financial condition and limit our ability to meet our financial obligations.
Uninsured losses or losses in excess of insurance coverage could materially and adversely affect us.
We do not carry insurance for generally uninsurable losses, such as those from riots, war, or acts of God and, in some cases, floods. Furthermore, insurance companies may stop providing coverage against certain types of losses, such as environmental liabilities or other catastrophic events, or if offered, the expense of obtaining that coverage may not be justified. Some of our insurance policies, such as those covering losses due to terrorism and floods, like the flood we experienced in July 2025 at Eastgate Crossing, are insured subject to limitations, and in the future, we may be unable to renew our current insurance coverage or initiate new coverage at adequate levels or at reasonable prices. Given the increase in severe climate-related events, we have experienced a significant increase in insurance rates for property insurance and may continue to do so in the future. The rates for casualty insurance have also continued to increase significantly due to an increase in litigation. In addition, tenants generally are required to indemnify and hold us harmless from liabilities resulting from injury to persons or damage to personal or real property on the leased premises due to activities conducted by them (including, without limitation, any environmental contamination). Tenants are also required, at their expense, to obtain and keep in full force during the term of their lease liability and property damage insurance. However, some tenants may not properly maintain their insurance policies or have the ability to pay the deductibles associated with them, in which case we would have to cover the cost to repair any property damage. If we experience a loss that is either uninsured or exceeds our policy limits, we could lose all or a portion of the capital invested in the damaged property, along with the anticipated future cash flows, while still being obligated for any recourse indebtedness, even if the property is irreparably damaged. Inflation, changes in building codes and ordinances, environmental considerations, and other factors might also make it impractical or undesirable for us to use insurance proceeds to replace a property after it has been damaged or destroyed. As a result, our financial condition, operating results, and cash flows could be materially and adversely affected.
Developments and redevelopments have inherent risks that could adversely impact us.
As of December 31, 2025, we had a development project under construction at One Loudoun Downtown in the Washington, D.C. MSA consisting of the retail and office portions of the expansion project (the “One Loudoun Expansion”). Based on our current plans and estimates, we anticipate that it will cost approximately $65.0 million to $75.0 million to complete. We also have nine redevelopment opportunities currently in the planning stage, including de-leasing space and evaluating development plans and costs with potential tenants and partners. Some of these plans include non-retail uses such as multifamily housing and a hotel. New development and redevelopment projects are subject to risks, including the following:
•expenditure of capital and time on projects that may not be pursued or completed;
•failure or inability to obtain construction or permanent financing on favorable terms or at all;
•inability to secure necessary zoning or regulatory approvals;
•higher than estimated construction or operating costs, particularly labor and material costs, including as a result of inflation and tariff policies;
•inability to complete construction on schedule due to a number of factors, including labor and supply chain disruptions and shortages, inclement weather, or natural disasters such as fires, earthquakes, or floods;
•significant time lag between commencement and stabilization resulting in delayed returns and greater risks due to fluctuations in the general economy, shifts in demographics, and competition;
•decrease in customer traffic during the development or redevelopment period, causing a decrease in tenant sales;
•inability to secure key anchor or other tenants or complete the lease-up at anticipated absorption rates or at all;
•occupancy and rental rates at a newly completed project may not meet expectations;
•investment returns from developments may be less than expected; and
•suspension of development projects after construction has begun due to changes in economic conditions or other factors that may result in the write-off of costs, payment of additional costs, or increases in overall costs if the project is restarted.
As part of our investment decision to develop or redevelop a particular property, we make certain assumptions regarding the expected future performance of that property, which, if not met, could materially and adversely affect our financial performance. Our entire investment could be at risk for loss, or an impairment charge could occur if a development or redevelopment project is unsuccessful. In addition, new development and significant redevelopment activities, regardless of whether they are ultimately successful, typically require substantial time and attention from management.
Pandemics or other public health crises could materially and adversely affect our business, financial performance and condition, operating results, and cash flows.
A future public health crisis could have significant repercussions across domestic and global economies, including the retail sector within the U.S., and contribute to volatility and negative pressure in the financial markets. Government responses to such crises, including quarantines or other restrictions, as well as changes in consumer behavior, and business continuity disruptions and delays, could negatively affect our tenants and their ability to operate their businesses, which could impact our ability to collect on current or past due rent payments or fully recover amounts due under the terms of a lease agreement in the event of a default by a tenant. The direct and indirect impacts of a pandemic or other public health crises could adversely affect our financial condition, operating results, and cash flows.
We and our tenants face risks related to cyber attacks that could cause loss of confidential information and other business disruptions.
We and our tenants rely extensively on information technology (“IT”) systems to process transactions and manage our businesses; as a result, we are at risk from, and may be impacted by, cybersecurity incidents. These incidents include unintentional or malicious attempts by individuals, including employees or contractors, or sophisticated organizations using advanced hacking tools and techniques that leverage artificial intelligence (“AI”), to gain unauthorized access to our data and IT systems. Cybersecurity incidents may involve social engineering/phishing, cyber attacks (including ransomware, malware attacks, unauthorized access attempts, and denial of service and other unintentional intrusions or malicious cyber attacks), cyber extortion or other fraudulent schemes, or attempts to exploit vulnerabilities, or may be predicated by geopolitical events, natural disasters, failures or impairments of telecommunications networks, or other catastrophic events. Further, new technologies such as AI may be more capable of evading these safeguards, and threat actors may use AI tools to automate and enhance cybersecurity attacks against us. If we, our vendors, or third parties experience an actual or perceived privacy or security incident because of the use of AI, we could lose valuable intellectual property and confidential information, and our reputation and the public perception of the effectiveness of our security measures could be harmed.
A cybersecurity incident could compromise the confidential information of our employees, tenants, and vendors; disrupt the proper functioning of our networks; result in misstated financial reports, violations of loan covenants, or missed reporting deadlines; impede our ability to maintain the building systems that our tenants rely on for the efficient use of their leased space; require significant management attention to remedy any damages; result in reputational damage to ourselves or our tenants; or lead to potential litigation or regulatory investigation, increased oversight, fines, or other penalties.
We employ a variety of measures to prevent, detect, respond to, and recover from cybersecurity threats, including through the use of AI-based tools; however, there is no guarantee such efforts will be successful in preventing or responding to a cybersecurity incident. The interpretation and application of cybersecurity and data protection laws and regulations are often uncertain and evolving. As a result, there can be no assurance that our security measures will be deemed adequate, appropriate, or reasonable by a regulator or court. Moreover, even security measures that are deemed appropriate, reasonable, or in accordance with applicable legal requirements may be unable to protect our IT systems or the information we maintain. Additionally, as increased regulatory compliance for cybersecurity protocols and disclosures are required by state or federal authorities, there is no guarantee that the increased amount of resources, both time and expense, will not adversely affect our business.
In addition, we rely on a number of service providers and vendors to provide important software, tools, and services, and operational functions, including payroll, accounting, budgeting, and lease management. As a result, cybersecurity risks at these service providers and vendors create additional risks for our information and business. While we may be entitled to damages if our service providers and vendors fail to satisfy their security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such an award. A cybersecurity incident impacting us directly or through third parties may result in the disruption of our operations, material harm to our financial condition, cash flows, and the market price of our common shares; misappropriation of our assets; liability for information or assets that were inappropriately accessed, stolen, altered, or made unavailable; compromise of confidential information collected while conducting our business; increased cybersecurity protection and insurance costs; regulatory scrutiny or action; litigation; and damage to our stakeholder relationships and reputation. Despite our efforts to secure our IT networks and related systems, there can be no assurance that our efforts and measures or those of our third-party service providers will be effective or that attempted cyber attacks or disruptions will not be successful or damaging.

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
To qualify as a REIT, we must distribute to our shareholders at least 90% of our annual “REIT taxable income” (determined before the deduction for dividends paid and excluding net capital gains). Due in part to this distribution requirement, we may be unable to fund all of our future capital needs with income from operations. Consequently, we may rely on external sources of capital. Our access to external capital depends on several factors, including general market conditions, our current and potential future earnings, the market’s perception of our growth potential and risk profile, and our cash distributions. Disruptions in the financial markets could impact the overall amount of debt and equity capital available, our ability to access new capital on acceptable terms, and loan-to-value ratios; they could also lead to tighter lender underwriting standards and terms, as well as higher interest rate spreads. As a result, we may be unable to refinance or extend our existing indebtedness on favorable terms or at all. We have $410.6 million of debt principal scheduled to mature through December 31, 2026. If we are unable to obtain debt or equity capital on favorable terms or at all, our business could be negatively affected, including our ability to operate, maintain, or reinvest in our portfolio; dispose of properties on favorable terms due to an immediate need for capital; repay or refinance our indebtedness on or before maturity; acquire or develop properties when strategic opportunities exist; or make distributions to our shareholders, all of which could have a material adverse effect on our business. If economic conditions deteriorate in any of our markets, we may have to seek less attractive, alternative sources of financing and adjust our business plan accordingly.
We have a significant amount of indebtedness outstanding, and high interest rates could materially adversely affect us.
As of December 31, 2025, we had approximately $3.0 billion of consolidated indebtedness outstanding, of which $497.2 million bore interest at variable rates. Due to the high inflationary environment we experienced from mid-2021 through 2022, the U.S. Federal Reserve sharply raised short-term interest rates in 2022 and 2023 to curtail the high inflation, which resulted in higher incremental borrowing costs for us. The U.S. Federal Reserve cut interest rates by 1.00% in 2024 and an additional 0.75% in 2025 as the inflationary pressures eased due to stronger economic data and an improving economic growth outlook. If the U.S. Federal Reserve raises interest rates in the future, the U.S. economy could be adversely impacted, including slowing economic growth and potentially causing a recession. In addition, increases in interest rates negatively affect the terms under which we are able to refinance our outstanding debt as it matures, to the extent we have not hedged our exposure to changes in interest rates. If our interest expense increased significantly, it could materially adversely affect us. For example, if market rates of interest on our variable rate debt outstanding as of December 31, 2025 increased by 1%, the increase in interest expense on our unhedged variable rate debt would decrease our future cash flows by approximately $5.0 million annually.
We may incur additional debt in connection with various development and redevelopment projects and when we acquire operating properties. Our organizational documents do not limit the amount of indebtedness that we may incur. In addition, we may increase our mortgage debt by obtaining loans secured by some or all of the real estate properties we develop or acquire. We may also borrow funds, if necessary, to satisfy the REIT distribution requirements or otherwise as is necessary to ensure we maintain our qualification as a REIT for U.S. federal income tax purposes or avoid paying taxes that can be eliminated through distributions to our shareholders.
Our substantial debt could materially and adversely affect our business in other ways, including (i) requiring us to use a substantial portion of our cash flow to service our indebtedness, which would reduce the cash available to fund general corporate purposes and distributions; (ii) limiting our ability to obtain additional financing to fund our working capital needs, capital expenditures, acquisitions, other debt service requirements, or other purposes; (iii) increasing our cost of incurring additional debt and our exposure to variable interest rates; (iv) increasing our vulnerability to economic and industry downturns and reducing our flexibility in responding to changing business and economic conditions; and (v) placing us at a competitive disadvantage compared to other real estate investors that are not as highly leveraged. The impact of any of these potential adverse consequences could have a material adverse effect on us.
We could be adversely affected by the financial and other covenants and provisions contained in our financing agreements.
Our Revolving Facility, senior unsecured term loans, and unsecured notes require compliance with certain financial and operating covenants, including, among others, certain leverage and interest coverage ratios and limitations on our ability to incur debt, make dividend payments, sell all or substantially all of our assets, and engage in mergers, consolidations, and certain acquisitions. These covenants may limit our operating and financial flexibility and our ability to respond to changes in our business or pursue strategic opportunities in the future, including our ability to obtain additional financing needed to address cash shortfalls or pursue growth opportunities or other accretive transactions. Further, our Revolving Facility is priced, in part, on a leverage grid that resets quarterly. A deterioration in our leverage covenant calculation could lead to a higher credit spread component within the applicable interest rate for this debt agreement and, therefore, result in higher interest expense.
In the event of a default under any of our debt agreements, our lenders or noteholders have various rights, including, but not limited to, the ability to require the acceleration of payment of all principal and interest then due and to terminate the agreements, which could have a material adverse effect on our business, limit our ability to make distributions to our shareholders, and prevent us from obtaining additional financing to address cash shortfalls or pursue growth opportunities. In addition, our debt agreements contain cross-defaults to certain other material indebtedness such that an “Event of Default” under one agreement could trigger an “Event of Default” under the other debt obligations. These provisions could allow our lenders and noteholders to accelerate the amount due under the loans and notes. If payment is accelerated, our liquid assets may not be sufficient to repay such debt in full. As of December 31, 2025, we believe we were in compliance with all applicable covenants under our debt agreements, although there can be no assurance that we will continue to remain in compliance in the future.
Adverse changes in our credit ratings could affect our borrowing capacity and borrowing terms.
Our creditworthiness is rated by nationally recognized credit rating agencies. The credit ratings assigned to us are based on our operating performance, liquidity and leverage ratios, financial condition and prospects, and other factors viewed by the credit rating agencies as relevant to our industry and the general economic outlook. Our credit rating can affect the amount of capital we access and the interest rate we receive, as well as the terms of certain existing and potential future debt financings. An adverse change in our credit rating or credit outlook, or even the initiation of a review of our credit rating that could result in an adverse change, could have a material adverse effect on our business, particularly since we rely on debt financing for growth of our business. Furthermore, our senior unsecured term loans are priced, in part, on our credit rating. A downgrade of our credit rating could result in a higher credit spread component within the applicable interest rate for those debt agreements and, therefore, higher interest expense.
We are subject to risks associated with hedging agreements, including potential performance failures by counterparties and termination costs.
We use interest rate hedging arrangements, including interest rate swaps and treasury locks, to manage our exposure to interest rate volatility. These arrangements involve risk, including the risk that counterparties may default on their hedging obligations and that these arrangements may be ineffective in reducing our exposure to interest rate changes. Developing and implementing an effective strategy for managing interest rate risk is complex, and no strategy can completely insulate us from the risks associated with fluctuations in interest rates. There can be no assurance that our hedging arrangements will qualify for hedge accounting or that our hedging activities will have the desired beneficial impact on our results of operations or financial condition. Further, should we choose to terminate a hedging agreement, there could be significant costs and cash requirements involved to fulfill our initial obligation under the agreement.
Joint venture investments could be adversely affected by the structure, terms and activities of our joint venture partners.
As of December 31, 2025, we owned interests in various joint venture investments, including interests in Delray Marketplace and a residential building at One Loudoun Downtown through consolidated joint ventures and interests in the following through unconsolidated joint ventures: a three-property retail portfolio consisting of Livingston Shopping Center, Plaza Volente, and Tamiami Crossing; the hotel component at Eddy Street Commons; the mixed-use development at The Corner – IN; Legacy West, a mixed-use asset in the Dallas/Ft. Worth MSA; and a three-property retail portfolio consisting of Denton Crossing, Parkway Towne Crossing, and The Landing at Tradition. We may pursue co-investing with third parties through other joint ventures in the future. Our joint ventures and the value and performance of the jointly owned properties may involve risks not present with respect to our wholly owned properties, including (i) shared decision-making authority, which may prevent us from taking actions that are in our best interest; (ii) restrictions on our ability to sell our interests in the joint ventures without the other partner’s consent; (iii) potential conflicts of interest or other disputes, including potential litigation or arbitration that would prevent management from focusing their time and effort on our business; (iv) potential losses or increased costs or expenses arising from actions taken in respect of the joint ventures; (v) actions by our partners that could jeopardize our REIT status, require us to pay taxes, or subject the properties owned by the joint venture to liabilities greater than those contemplated by the terms of the joint venture agreements; and (vi) joint venture agreements may contain buy-sell provisions pursuant to which one partner may initiate procedures requiring us to buy the other partner’s interest, all of which could affect our business, financial condition, results of operations, and cash flows. In addition, some of our joint venture partners are foreign entities, which are subject to U.S. laws governing foreign investments. Changes to these laws, including the Foreign Investment in Real Property Tax Act (“FIRPTA”) or CFIUS regulations, could increase tax burdens, impose new compliance obligations, delay or restrict transactions, or limit the foreign entity’s ability to participate in the joint venture. Any such changes could negatively affect the joint venture’s structure, operations, or returns and may negatively impact our business and financial results.
We face significant competition and risks in pursuing acquisition opportunities.
We continue to evaluate the market for potential acquisitions and may acquire properties when we believe strategic opportunities exist. When we pursue acquisitions, we may face competition from other real estate investors, some of whom may have substantial capital and a willingness to accept more risk than we do, which could (i) limit our ability to acquire properties, (ii) increase the purchase price we are required to pay, thus reducing the return to our shareholders, and (iii) cause us to agree to material restrictions or limitations in the purchase and sale agreements. In addition, properties we acquire in the future may fail to successfully integrate into our existing operating platform or achieve the expected occupancy and/or rental rates within the projected time frame, if at all, which may result in the properties’ failure to achieve the expected investment returns. In certain circumstances, we may abandon a potential acquisition after spending significant resources to pursue the opportunity. These factors and any others could impede our growth and materially and adversely affect our financial condition and results of operations.
We may be unable to sell properties at the time we desire, on favorable terms, or at all, which could limit our ability to access capital through dispositions.
Real estate investments are relatively illiquid and generally cannot be sold quickly. Our ability to dispose of properties on advantageous terms depends upon many factors that are beyond our control, and we cannot predict the various market conditions affecting real estate investments that will exist in the future. We may be unable to sell any of our properties on terms that are favorable to us or at all, and each individual sale will depend upon, among other things, (i) general economic and market conditions, (ii) competition from other sellers, (iii) increases in market capitalization rates, (iv) individual asset characteristics, and (v) the availability of attractive financing for potential buyers of our real estate. Further, we may incur expenses and transaction costs in connection with dispositions.
In addition, the Internal Revenue Code of 1986, as amended (the “Code”), generally imposes a 100% penalty tax on gains recognized by REITs upon the disposition of assets if the assets are held primarily for sale in the ordinary course of business rather than for investment, which could cause us to forgo or defer sales of properties that might otherwise be in our best interest to sell. This in turn may limit our ability to appropriately adjust our portfolio mix in response to market conditions. We will also be subject to income taxes on gains from the sale of any properties owned by any taxable REIT subsidiary (“TRS”).
We could experience a decline in the fair value of our real estate assets and be subject to impairment charges.
Our real estate properties are carried at cost unless circumstances indicate that the carrying value of these assets may not be recoverable through future operations. We periodically evaluate whether there are any indicators, including declines in property operating performance and general market conditions, that the carrying value of our real estate assets may be impaired. Changes in our disposition strategy or in the marketplace may alter the holding period of an asset or group of assets, which may result in an impairment loss that could be material to our financial condition or operating performance. To the extent the carrying value of the asset exceeds the estimated future undiscounted property cash flows, an impairment loss is recognized equal to the excess of the carrying value over the estimated fair value, which is highly subjective and involves a significant degree of management judgment regarding various assumptions. During the years ended December 31, 2025, 2024 and 2023, we recognized impairment charges totaling $54.4 million, $66.2 million, and $0.5 million, respectively. There can be no assurance that we will not recognize additional impairment charges in the future related to our assets, which could have a material adverse effect on our results of operations in the period in which the impairment charge is recognized.
We could be materially and adversely affected if we are found to be in breach of a ground lease at one of our properties or are unable to renew a ground lease.
As of December 31, 2025, we had nine properties in our portfolio that are either completely or partially on land that is owned by third parties and leased to us pursuant to ground leases. If we are found to be in breach of a ground lease and that breach cannot be cured, or we are unable to extend the lease terms or purchase the fee interest in the underlying land prior to expiration, for which no assurance can be given, we could lose our interest in the improvements and the right to operate the property. As a result, we would be unable to derive income from such property, which could materially and adversely affect us. Assuming we exercise all available options to extend the terms, our ground leases will expire between 2045 and 2115. In certain cases, our ability to exercise the extension option is subject to the condition that we are not in default under the terms of the ground lease at the time we exercise such option, and we can provide no assurances that we will be able to exercise the extension options at such times.
Natural disasters, severe weather conditions, climate change, and terrorism or other acts of crime or violence could have an adverse impact on our financial condition and results of operations.
A significant number of our properties are located in areas that are susceptible to, or have been affected by, natural disasters and severe weather conditions such as hurricanes, tropical storms, tornadoes, earthquakes, floods, and wildfires. Changing weather patterns and climatic conditions, primarily as a result of climate change, may affect the predictability and frequency of natural disasters and severe weather conditions in some parts of the world and create additional uncertainty as to future trends and exposures, including certain areas in which our portfolio is concentrated, such as the states of Texas, Florida, and North Carolina and the MSAs of New York, Atlanta, Seattle, Chicago, and Washington, D.C. Natural disasters, severe weather, and climate change may delay new development and redevelopment projects, increase the costs of repairing or replacing damaged properties, raise future operating and insurance expenses, lead to population migration, and negatively impact the demand for retail space in the affected areas; in extreme cases, these factors may affect our ability to operate the properties altogether.
In addition, changes in federal, state, and local laws and regulations on climate may require us to (i) make additional investments in our properties, resulting in increased capital expenditures and operating costs, (ii) implement new or additional processes and controls to facilitate compliance, and/or (iii) pay additional energy, insurance, and real estate taxes, or potentially pay fines for noncompliance. For example, “green” building codes may seek to reduce emissions by imposing certain standards for design, construction materials, water and energy usage and efficiency, and waste management. These developments could increase the costs of maintaining or improving our properties and result in increased compliance costs or additional operating restrictions that could adversely impact our tenants’ businesses and their ability to pay rent, which could adversely affect our financial condition, results of operations, and cash flows.
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
Under various laws, ordinances, and regulations, as an owner or operator of real property, we may be or may become liable for the costs of investigation, removal, or remediation of certain hazardous or toxic substances (including petroleum products) released on, from or in our properties (potentially including former properties), or for property damage or bodily injury (including third-party claims), fines, liens, or natural resource damages arising from the presence of such hazardous or toxic substances. In addition, we could be liable for the costs of investigating or remediating contamination at off-site waste disposal facilities to which we have arranged for the disposal or treatment of hazardous or toxic substances. Under certain laws, such liability may be imposed regardless of our knowledge, whether we released the hazardous or toxic substances, or compliance with environmental laws; and the liability may be joint and several. Some properties in our portfolio contain, may have contained, or are adjacent to or near other properties that have contained or currently contain underground storage tanks for petroleum products or other hazardous or toxic substances, and some of our properties have tenants that may use hazardous or toxic substances in the course of their business. Indemnities in our lease agreements may not fully protect us if a tenant responsible for environmental noncompliance or contamination becomes insolvent. As is the case with many community and neighborhood shopping centers, many of our properties have or had on-site dry cleaners and gas stations, the prior or current use of which could potentially increase our environmental liability exposure. The costs associated with investigating and removing or remediating hazardous or toxic substances, as well as other contamination-related liabilities, may be substantial and could exceed the property’s value. Additionally, the presence of these hazardous or toxic substances, or the failure to properly remediate them, may negatively impact our ability to sell or lease a contaminated property, borrow funds using the property as collateral, increase future development costs, or result in operational restrictions on the property.

Certain of our properties have confirmed ACBM, and other properties may contain such materials. Environmental laws require that ACBM be properly managed and maintained, and fines and penalties may be imposed on building owners or operators for failure to comply with these requirements. Furthermore, third parties may be allowed to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers.
Federal, state, and local governments impose environmental laws and regulations that govern our operations and those of our tenants, including with respect to air emissions, wastewater, stormwater, and the use, storage, and disposal of hazardous and toxic substances and petroleum products. We evaluate our properties for compliance with applicable environmental laws on a limited basis. The cost of complying with such laws and regulations may be significant, and those laws may become more stringent over time. Failure to comply with environmental laws, including neglecting to obtain required permits or licenses, could result in substantial fines or possible loss of operational authority.
We can provide no assurance that existing environmental studies with respect to our properties reveal all potential environmental liabilities or that current or future uses, conditions, or changes in environmental laws and regulations, including those related to climate change, will not result in environmental liabilities, additional costs, or operating restrictions on our properties or negatively affect our ability to sell or develop our properties or borrow funds using our properties as collateral.
Compliance with the ADA and fire, safety, and other regulations may require us to make significant capital expenditures.
All of the properties in our portfolio are required to comply with Title III of the ADA to the extent that they are public accommodations as defined by the ADA. Compliance with the ADA may necessitate removing access barriers, and noncompliance could lead to significant capital expenditures and legal fees to cure violations. Although we believe our properties substantially comply with the present requirements of the ADA, we have not conducted an audit or investigation of all of them to determine our compliance. While our tenants are typically obligated to cover costs associated with compliance, if required changes involve greater expenditures or faster timelines than anticipated, the ability of some of our tenants to cover these costs could be limited. In addition, we are required to operate our properties in compliance with applicable fire and safety regulations, building codes, and other land use regulations as adopted by governmental entities. We may be required to make substantial capital expenditures to comply with these regulations, and our ability to renovate affected properties could be restricted, which could affect our cash flows and results of operations.
Use of artificial intelligence presents risks and challenges that could impact our business.
As with many technological innovations, the use of artificial intelligence, including generative and agentic AI tools, presents risks and challenges that could adversely affect our business. We are evaluating AI solutions to assist our employees with research, content generation, data synthesis, and decision support. Our vendors may incorporate AI tools into their services and deliverables without telling us, and the companies that provide these AI tools may not meet existing or rapidly evolving regulatory or industry standards with respect to security, privacy, and data protection. Further, we may not be able to control how third-party AI technologies that we use are developed or maintained, how data we input is used or disclosed, even where we have sought contractual protections with respect to these matters, or how these third parties comply with evaluating regulatory or industry standards governing AI. In addition, the use of AI tools may introduce errors or inadequacies that are not easily detectable, including deficiencies, inaccuracies, or biases in the data used for AI training or in the content, analyses, or recommendations generated by AI applications. Because of these problems, these models could lead us to make flawed decisions that could result in adverse consequences to us, including reputational and competitive harm, loss of customers, and legal liability. Moreover, uncertainty in the regulatory environment related to AI may require significant resources to modify and maintain business practices to comply with applicable law, the nature of which continues to evolve and may prevent or limit our ability to use AI in our business, lead to regulatory fines or penalties, or require us to change our business practices. If we cannot use AI, or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage, which could adversely affect our business. Furthermore, investments in AI might not yield the expected benefits.
In addition, investors, analysts, and other market participants may use AI tools to process, summarize, or interpret our financial information or other data about us. The use of AI tools in financial and market analysis may introduce risks similar to those described above, including an inaccurate interpretation of our financial or operational performance or market trends or conditions, which in turn could result in inaccurate conclusions or investment recommendations.
Focus on corporate responsibility may impose additional costs and expose us to new risks.
Investors and other stakeholders continue to focus on understanding how companies address a variety of corporate responsibility matters and may look to corporate responsibility ratings systems or disclosure frameworks developed by third parties to allow comparisons between companies on corporate responsibility factors to guide their investment strategies. We provide corporate disclosures regarding our existing corporate responsibility programs and goals, including greenhouse gas emissions reduction targets and other sustainability initiatives, within our annual Corporate Responsibility Reports, which are published on our website. We also use GRESB, an independent organization that provides validated corporate responsibility performance data and peer benchmarks, as a method of engaging with shareholders. The focus and activism associated with corporate responsibility and related matters may constrain our business operations or cause us to incur additional costs. We may also face reputational damage in the event our corporate responsibility initiatives do not meet the standards set by various constituents, including those of third-party providers of corporate responsibility ratings and reports, which continue to evolve. Moreover, although we may publish voluntary disclosures in our Corporate Responsibility Reports, these disclosures are often based on hypothetical assumptions that may not accurately represent current risks, actual events, or forecasts of expected risks or events. Furthermore, should peer companies outperform us in these areas, potential or current investors may choose to invest with our competitors, which could have a material and adverse impact on our financial condition, the market price of our common shares, and our ability to raise capital.
As we continue to evolve our corporate responsibility practices, we could also be criticized by corporate responsibility detractors for the scope or nature of our corporate responsibility initiatives or goals. We could also encounter negative reactions from governmental actors (such as anti-corporate responsibility legislation or retaliatory legislation), tenants, and residents, which could have a material adverse effect on us.
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
(1) There are ownership limits and restrictions on transferability in our declaration of trust. To qualify as a REIT, no more than 50% of the value of our outstanding common shares may be owned, actually or constructively, by five or fewer individuals at any time during the last half of each taxable year. To ensure that we will not fail to satisfy this requirement and for anti-takeover reasons, our declaration of trust generally prohibits any shareholder (other than an excepted holder or certain designated investment entities, as defined in our declaration of trust) from owning (actually, constructively, or by attribution) more than 7% of the value or number, whichever is more restrictive, of our outstanding common shares. Our declaration of trust provides an excepted holder limit that allows certain members of the Kite family (and certain entities controlled by Kite family members) as a group to own more than 7% of our outstanding common shares, subject to applicable tax attribution rules. Currently, any single excepted holder would be attributed all the common shares owned by the other excepted holders, and, accordingly, the excepted holders as a group would not be allowed to own in excess of 21.5% in value or number, whichever is more restrictive, of our common shares. If at a later time there was not one excepted holder that would be attributed all of the shares owned by the excepted holders as a group, the excepted holder limit would not permit each excepted holder to own in excess of 21.5% of our common shares. Rather, the excepted holder limit would prevent two or more excepted holders who are treated as individuals under the applicable tax attribution rules from owning a higher percentage of our common shares than the maximum amount of common shares that could be owned by any one excepted holder (21.5%), plus the maximum amount of common shares that could be owned by any one or more other individual common shareholders who are not excepted holders (7%). Certain entities that are defined as designated investment entities in our declaration of trust, which generally includes pension funds, mutual funds, and certain investment management companies, are permitted to own up to 9.8% in value or number, whichever is more restrictive, of the outstanding shares of any class or series of shares so long as each beneficial owner of the shares owned by such designated investment entity would satisfy the 7% ownership limit if those beneficial owners owned directly their proportionate share of the common shares owned by the designated investment entity. Our Board of Trustees may waive, and has waived in the past, the ownership limits, subject to certain conditions. In addition, our declaration of trust contains certain other ownership restrictions intended to prevent us from earning income from related parties if such income would cause us to fail to comply with the REIT gross income requirements. The various ownership restrictions may discourage a tender offer or other change in control transaction or compel a shareholder who has acquired our common shares in excess of these ownership limitations to dispose of the additional shares.
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
(4) The Maryland General Corporation Law, as amended (the “MGCL”), permits our Board of Trustees, without shareholder approval and regardless of what is currently provided in our declaration of trust or bylaws, to implement certain takeover defenses. Although we have opted out of these provisions of Maryland law, our Board of Trustees may opt to make these provisions applicable to us at any time, which may have the effect of inhibiting a third party from making a proposal to acquire us or impeding a change in control under circumstances that otherwise could provide the holders of our common shares with the opportunity to realize a premium over the then-prevailing market price of our common shares.
Our bylaws provide that the Circuit Court for Baltimore City, Maryland, will be the exclusive forum for any internal corporate claims and other matters, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our trustees, officers, employees, or shareholders.
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
In addition, our declaration of trust, bylaws, and indemnification agreements require us to indemnify our trustees and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. As a result, we and our shareholders may have more limited rights against our trustees and officers than might otherwise exist. Accordingly, if actions taken in good faith by any of our trustees or officers impede our performance, our shareholders’ ability to recover damages from such trustees or officers will be limited. In addition, we may be obligated to advance the defense costs incurred by our trustees and executive officers and may, at the discretion of our Board of Trustees, advance the defense costs incurred by our other officers, employees, and other agents in connection with legal proceedings.
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
To qualify as a REIT, we are required to distribute to our shareholders each year at least 90% of our “REIT taxable income,” as determined before the deduction for dividends paid and excluding net capital gains. In order to eliminate U.S. federal income tax, we are required to distribute annually 100% of our net taxable income, including capital gains. If cash available for distribution generated by our assets decreases in future periods from expected levels, our inability to make expected distributions could result in a decrease in the market price of our common shares. Distributions, if any, are made at the discretion of our Board of Trustees and depend upon our earnings, financial condition, maintenance of our REIT qualification, and other factors that our Board of Trustees may deem relevant from time to time. We may be unable to make distributions in the future at current levels or at all. In addition, some of our distributions may include a return of capital. To the extent we choose to make distributions in excess of our current and accumulated earnings and profits, such distributions would generally be considered a return of capital for U.S. federal income tax purposes to the extent of the holder’s adjusted tax basis in their common shares. A return of capital is not taxable, but it has the effect of reducing the holder’s adjusted tax basis in their investment. To the extent that distributions exceed the adjusted tax basis of a holder’s shares, they will be treated as gain from the sale or exchange of such shares. If we borrow to fund distributions, our future interest costs would increase, thereby reducing our earnings and cash available for distribution in the future. Finally, although we do not currently intend to do so, to maintain our REIT qualification, we may make distributions that are payable, in part, in our common shares. Taxable shareholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income to the extent of our current or accumulated earnings and profits. Taxable shareholders may also be required to sell shares received in such distribution or other shares or assets owned by them at a time that may be disadvantageous to satisfy any tax imposed on such distribution. If a significant number of our shareholders determine that they need to sell common shares to pay taxes owed on dividend income, such a sale may put downward pressure on the market price of our common shares.
Future offerings of debt securities, which would be senior to our equity securities, may adversely affect the market price of our common shares.
In the future, we may seek to increase our capital resources through offerings of debt securities, including unsecured notes, medium-term notes, and senior or subordinated notes, as well as debt securities that are convertible into equity. Holders of our debt securities will generally be entitled to receive interest payments, both current and in connection with any liquidation or sale, prior to the holders of our common shares. Future offerings of debt securities, or the perception that such offerings may occur, may reduce the market price of our common shares and the distributions we pay with respect to our common shares. Our shareholders will bear the risk that future offerings of debt securities, which we may generally issue without shareholder consent, will reduce the market price of our equity securities.
RISKS RELATED TO TAX MATTERS
If the October 2021 merger with RPAI did not qualify as a reorganization, there may be adverse tax consequences.
The parties intended that the October 2021 merger with RPAI be treated as a reorganization within the meaning of Section 368(a) of the Code, and it was a condition to the merger that we and RPAI received opinions from each party’s respective counsel to the effect that, for U.S. federal income tax purposes, the merger constitutes a reorganization within the meaning of Section 368(a) of the Code. These tax opinions represent the legal judgment of counsel rendering the opinion and are not binding on the Internal Revenue Service (the “IRS”) or any court. If the merger fails to qualify as a reorganization, U.S. holders of shares of RPAI common stock generally would recognize gain or loss, as applicable, equal to the difference between (i) the sum of the fair market value of the Company’s common shares and cash in lieu of fractional common shares of the Company received by such holder in the merger and (ii) such holder’s adjusted tax basis in their RPAI common stock.
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
The fact that we own direct or indirect interests in one or more entities that have elected to be taxed as REITs under the U.S. federal income tax laws (each a “Subsidiary REIT”) and hold substantially all of our assets through our Operating Partnership and its subsidiaries and joint ventures further complicates the application of the REIT requirements for us. Each Subsidiary REIT is subject to the various REIT qualification requirements that are applicable to us and certain other requirements. If a Subsidiary REIT were to fail to qualify as a REIT, then (i) it would become subject to regular U.S. federal corporate income tax, (ii) our interest in such Subsidiary REIT would cease to be a qualifying asset for purposes of the REIT asset tests, and (iii) it is possible that we would fail certain of the REIT asset tests, in which event we also would fail to qualify as a REIT unless we could avail ourselves of relief provisions. Even a technical or inadvertent mistake could jeopardize our REIT status, and, given the highly complex nature of the rules governing REITs and the ongoing importance of factual determinations, we cannot provide any assurance that we will continue to qualify as a REIT.
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
•if we were to re-elect REIT status, we would have to distribute all earnings and profits from non-REIT years before the end of the first new REIT taxable year; and
•for five years after re-electing REIT status, any taxable disposition of an owned asset would be subject to corporate-level tax on any built-in gains inherent in such asset at the time of re-election.
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
In addition, if there is an adjustment to RPAI’s taxable income or deductions for dividends paid, we could elect to use the deficiency dividend procedures to maintain RPAI’s REIT status, which could require us to make substantial distributions to our shareholders and pay a considerable amount of interest to the IRS.
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
In addition, any net taxable income earned directly by our TRSs or through entities that are disregarded for U.S. federal income tax purposes as entities separate from our TRSs will be subject to U.S. federal and possibly state corporate income tax. We have elected to treat Kite Realty Holdings, LLC and IWR Protective Corporation as TRSs of the Operating Partnership, and we may elect to treat other subsidiaries as TRSs in the future. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a TRS will be subject to an appropriate level of U.S. federal income taxation. For instance, a TRS is limited in its ability to deduct interest payments made to an affiliated REIT. In addition, the REIT is required to pay a 100% penalty tax on some payments that it receives or on some deductions taken by the TRS if the economic arrangements between the REIT, the REIT’s tenants, and the TRS are not comparable to similar arrangements between unrelated parties. Finally, some state and local jurisdictions may tax some of our income even though, as a REIT, we are not subject to U.S. federal income tax on that income because not all states and localities treat REITs the same way they are treated for U.S. federal income tax purposes. To the extent that we and our affiliates are required to pay U.S. federal, state, and local taxes, we will have less cash available for distributions to our shareholders.
REIT distribution requirements may increase our debt.
We may be required, from time to time and under certain circumstances, to accrue income for U.S. federal income tax purposes that has not yet been received. In such an event, or when we repay the principal on our outstanding debt, we could have taxable income without sufficient cash to meet the distribution requirements of a REIT. Accordingly, we could be required to borrow funds or liquidate investments on disadvantageous terms to meet these distribution requirements, which could impact our financial condition, operating results, and cash flows. Additionally, the sale of properties resulting in significant tax gains could require higher distributions to our shareholders or payment of additional income taxes to maintain our REIT status.
Complying with the REIT requirements may cause us to forgo and/or liquidate otherwise attractive investments and may limit our ability to hedge effectively and cause us to incur tax liabilities.
To qualify as a REIT, we must continually satisfy tests concerning (i) the sources of our income, (ii) the nature and diversification of our assets, (iii) the amounts we distribute to our shareholders, and (iv) the ownership of our common shares, among other things. In order to meet these tests, we may be required to forgo investments we might otherwise make or liquidate investments from our portfolio that otherwise would be considered attractive. In addition, we may be required to make distributions to our shareholders at disadvantageous times or when funds are not readily available, which could reduce our income and amounts available for distribution to our shareholders.

In addition, the REIT provisions of the Code may limit our ability to hedge our liabilities. Generally, income from a hedging transaction will be excluded from “gross income” for purposes of the 75% and 95% gross income tests if the instrument hedges interest rate risk on liabilities used to carry or acquire real estate assets or manages the risk of certain currency fluctuations, and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that does not meet these requirements will generally constitute non-qualifying income for purposes of both gross income tests. As a result of these rules, we may be required to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through a TRS, which could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear.
Dividends paid by REITs generally do not qualify for effective tax rates as low as dividends paid by non-REIT “C” corporations.
Legislation has reduced the maximum tax rate applicable to “qualified dividend income” paid by non-REIT “C” corporations to certain non-corporate U.S. shareholders to 23.8%, including the 3.8% Medicare tax applicable to net investment income. Dividends payable by REITs, however, are generally not eligible for the reduced rates. Non-corporate shareholders may deduct 20% of their dividends from REITs, excluding qualified dividend income and capital gains dividends. For non-corporate shareholders who are in the highest marginal tax bracket of 37%, the deduction for REIT dividends yields an effective income tax rate of 29.6% on those dividends, which is higher than the 20% tax rate on qualified dividend income paid by non-REIT “C” corporations. These rules do not adversely affect the taxation of REITs; however, they could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the shares of non-REIT “C” corporations that pay dividends, which could adversely affect the value of our common shares.
We may face adverse consequences if a transaction initially intended to qualify as a Code Section 1031 tax-deferred exchange is later determined to be taxable.
Occasionally, we may dispose of properties in transactions that are intended to qualify as “like-kind exchanges” under Section 1031 of the Code (a “1031 Exchange”). It is possible that the qualification of a transaction as a 1031 Exchange could be challenged and determined to be currently taxable. If this occurs, our taxable income and earnings and profits would increase, which could increase the income applicable to our shareholders and, therefore, may require additional distributions to shareholders or, in lieu of that, require us to pay corporate income tax, including possible interest and penalties. As a result, we may need to borrow funds to pay additional distributions or taxes, which could cause us to have less cash available to distribute to our shareholders. Moreover, legislation might be enacted that could modify or repeal the laws with respect to 1031 Exchanges, which could make it more difficult or impossible for us to dispose of properties on a tax-deferred basis.
If the Operating Partnership fails to qualify as a partnership for U.S. federal income tax purposes, we could fail to qualify as a REIT and suffer other adverse consequences.
We believe that our Operating Partnership has been organized and operated in a manner that allows it to be treated as a partnership and not as an association or a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes. As a partnership, our Operating Partnership is not subject to U.S. federal income tax on its income. Instead, each of its partners is allocated its share of our Operating Partnership’s income. We can provide no assurance, however, that the IRS will not challenge our Operating Partnership’s status as a partnership for U.S. federal income tax purposes or that a court would not sustain such a challenge. If the IRS were successful in treating our Operating Partnership as an association or a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, would cease to qualify as a REIT. Failure to qualify as a partnership would subject the Operating Partnership to U.S. federal corporate income tax, which would significantly reduce the amount of cash available for debt service and for distribution to its partners, including the Parent Company.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management Process
The Company relies extensively on IT systems to operate and manage its business and process transactions. Therefore, cybersecurity incidents pose a risk to our business and have the potential to impact it. The Company’s cybersecurity risk management program leverages the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, which is used to benchmark and tailor the Company’s strategies and program to our risk profile and specific operational needs and goals.
As risk management is an ongoing process, the Company regularly assesses its cybersecurity risks and adjusts its program accordingly. Multiple monitoring solutions automatically log potential cyber threats and proactively address them. Our monitoring tools use well-established scoring mechanisms to aid in the overall risk assessment. The scoring ranks potential threats by potential severity and likelihood and includes a review of mitigating factors. The Company prioritizes its cybersecurity investments based on the likelihood and impact of potential threats.
We recognize that cybercriminals frequently target employees to gain unauthorized access to information systems. Therefore, from onboarding and at least annually thereafter, the Company educates and trains its employees on cybersecurity leading practices using a variety of methods, which is supplemented throughout the year with regular phishing and other cyber-related testing. The Company regularly performs internal and external penetration testing and vulnerability scanning with the support of well-established third-party providers. The IT staff and management review any identified deficiencies or vulnerabilities, and remediation steps are taken based on the criticality of the results.
Cybersecurity tools and services are configured to identify threats and risks that may be associated with the use of third-party applications or solutions. We prioritize our cybersecurity efforts relating to third parties based on the likelihood and potential impact of cybersecurity threats. These efforts may include reviewing security documentation or protocols for key vendors, service providers, and external users of our systems.
The Company has developed cybersecurity incident response plans to contain, investigate, respond to, and recover from cybersecurity incidents that may jeopardize the confidentiality, integrity, or availability of our IT systems. Key members of management, including the Company’s Chief Financial Officer, Chief Operating Officer, Chief Administrative and Transformation Officer, and Chief Legal Officer, as well as employees from IT, internal audit, human resources, and marketing and communications, serve on the Company’s security incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. Our response plans require prompt notification to members of senior management in the event of a significant cybersecurity incident and prompt briefings on further developments as appropriate.
Risks And Impact From Cybersecurity Threats
We have identified cyber attacks and other cybersecurity incidents on our IT systems and those of third parties, including through e-mail phishing attempts and scams, but none of the risks from cybersecurity threats or incidents identified as of December 31, 2025, including third-party incidents, during any of the prior three fiscal years, has materially affected or is reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. However, evolving cybersecurity threats make it increasingly challenging to anticipate, detect, and defend against them and any incidents. For more information regarding our cybersecurity risks, see “We and our tenants face risks related to cyber attacks that could cause loss of confidential information and other business disruptions” in Item 1A, “Risk Factors,” within this Annual Report on Form 10-K.
Board of Trustees Oversight
Our Board of Trustees oversees various risks the Company may face from time to time. While the full Board of Trustees has primary responsibility for risk oversight, it has delegated to the Audit Committee the responsibility for overseeing the Company’s enterprise risk management and risk mitigation policies and programs, including matters related to privacy and cybersecurity. The Audit Committee reviews the Company’s cybersecurity risks and the effectiveness of its cybersecurity program every quarter, including current threat levels and ongoing program enhancements. The Audit Committee receives quarterly reports on these topics from the Senior Vice President—Chief Administrative and Transformation Officer and the Vice President—Internal Audit and Enterprise Risk Management. In addition, when appropriate, the Company’s Chief Financial Officer will report cybersecurity risks and incidents to the Board of Trustees.

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
Key members of the IT team responsible for information security include individuals with over 20 years of experience in industries such as real estate, global retail, fintech, and insurance, as well as backgrounds with top IT service and solutions providers. Our team is supported by a third-party company that we have retained to act as our chief information officer based on the third-party company’s extensive experience in the industry and knowledge regarding appropriate cybersecurity processes and procedures, and its ability to assess the integrity of those processes and procedures. The IT team provides quarterly reports to the Company’s senior management, which typically address, among other things, the Company’s cybersecurity strategy, initiatives, key security metrics, business response plans, and the evolving cybersecurity threat landscape.
The Company has cybersecurity insurance designed to cover certain expenses related to cybersecurity incidents. The Company also carries other insurance that may cover ancillary aspects of a cybersecurity incident; however, damage and claims arising from a cybersecurity incident may exceed the amount of any insurance available.

ITEM 2. PROPERTIES
As of December 31, 2025, we own interests in a portfolio of 167 operating retail/mixed-use properties, including 159 wholly owned properties and eight properties owned through four unconsolidated joint ventures, totaling approximately 26.9 million square feet in 24 states, excluding (i) two operating retail properties classified as held for sale as of December 31, 2025, (ii) Eastgate Crossing, a 152,682 square foot multi-tenant retail property in the Durham-Chapel Hill MSA that was reclassified from our operating portfolio in September 2025 due to significant disruption caused by severe flooding as a result of Tropical Storm Chantal, and (iii) two standalone office properties with 0.4 million square feet. Of the 167 operating retail/mixed-use properties, 10 contain an office component. We also own interests in one development project that is under construction as of December 31, 2025 and an additional two properties with future redevelopment opportunities. See “Schedule III – Consolidated Real Estate and Accumulated Depreciation” for a list of encumbrances on our properties.
Operating Properties
The following table summarizes the geographic diversity of the Company’s retail/mixed-use operating properties and standalone office properties by region and state, ranked by ABR, as of December 31, 2025 (GLA and ABR in thousands):

Region/State	Number of Properties(1)	Owned GLA(2)	Total Weighted ABR(3)	% of Weighted ABR(3)
South
Texas	40	7,503	$170,956	28.1%
Florida	30	3,476	69,565	11.4%
Virginia	7	1,307	39,553	6.5%
Maryland	9	1,541	34,528	5.7%
Georgia	11	1,849	31,428	5.2%
North Carolina	6	1,076	25,421	4.2%
Tennessee	3	580	9,459	1.6%
Oklahoma	2	309	4,850	0.8%
South Carolina	2	262	3,827	0.6%
Total South	110	17,903	389,587	64.1%

West
Washington	10	1,627	32,416	5.3%
Nevada	5	846	30,131	5.0%
Arizona	3	395	10,209	1.7%
Utah	2	388	8,776	1.4%
California	1	292	5,402	0.9%
Total West	21	3,548	86,934	14.3%

Midwest
Indiana	15	1,928	39,804	6.5%
Illinois	7	1,222	27,422	4.5%
Michigan	1	308	7,106	1.2%
Missouri	1	453	4,258	0.7%
Ohio	1	236	2,189	0.4%
Total Midwest	25	4,147	80,779	13.3%

Northeast
New York	6	748	27,157	4.5%
New Jersey	4	342	12,153	2.0%
Massachusetts	1	264	4,816	0.8%
Connecticut	1	206	4,084	0.7%
Pennsylvania	1	136	1,982	0.3%
Total Northeast	13	1,696	50,192	8.3%

Total(4)	169	27,294	$607,492	100.0%
(1)Number of properties represents consolidated and unconsolidated retail/mixed-use properties and standalone office properties.
(2)Owned GLA represents gross leasable area owned by the Company and excludes the square footage of development and redevelopment projects.
(3)Total weighted ABR and percent of weighted ABR includes ground lease rent and represents the Company’s share of the ABR at consolidated and unconsolidated properties.
(4)Excludes two operating retail properties classified as held for sale as of December 31, 2025 and Eastgate Crossing.

Development and Redevelopment Projects
 In addition to our operating properties, as of December 31, 2025, we own an interest in one development project that is currently under construction. The following table sets forth information with respect to the Company’s active development project as of December 31, 2025:

Project	MSA	KRG Ownership %	Projected Completion Date(1)	Total Owned GLA	Total Multifamily Units	Total Project Costs – at KRG's Share	KRG Equity Requirement	KRG Remaining Spend	Estimated Stabilized NOI to KRG	Estimated Remaining NOI to Come Online(2)
Active Projects
One Loudoun Expansion(3)	Washington, D.C./Baltimore	100%	Q4 2026– Q2 2027	119,000	—	$81.0M–$91.0M	$65.0M–$75.0M	$50.0M–$60.0M	$4.7M–$6.2M	$2.0M–$3.5M
(1)Projected completion date represents the earlier of one year after completion of project construction or substantial occupancy of the property. The range for the One Loudoun Expansion represents a staggered stabilization schedule for the various buildings.
(2)Estimated remaining NOI to come online excludes in-place NOI and NOI related to tenants that have signed leases but have not yet commenced paying rent.
(3)The One Loudoun Expansion project is expected to consist of retail, office, multifamily, and a hotel. The Company’s equity requirement is shown net of land sale net proceeds of $15.9 million.

Tenant Diversification
No individual retail tenant accounted for more than 2.6% of the portfolio’s ABR for the year ended December 31, 2025. The following table summarizes the top 25 tenants at the Company’s operating retail/mixed-use properties and standalone office properties based on minimum rents in place as of December 31, 2025 (GLA and dollars in thousands):

Tenant	Primary DBA/ Number of Stores	Number of Stores(1)	Total Leased GLA(2)	ABR(3)	% of Weighted ABR(4)
The TJX Companies, Inc.	T.J. Maxx (16), Marshalls (12), HomeGoods (10), Homesense (5), Sierra (4), T.J. Maxx & HomeGoods combined (2)	49	1,398	$15,647	2.6%
Ross Stores, Inc.	Ross Dress for Less (28), dd’s DISCOUNTS (1)	29	824	11,468	1.9%
PetSmart, Inc.		29	593	9,861	1.6%
Best Buy Co., Inc.	Best Buy (14), Pacific Sales (1)	15	593	9,002	1.5%
Dick’s Sporting Goods, Inc.	Dick’s Sporting Goods (10), Foot Locker (3), Golf Galaxy (2)	15	613	8,646	1.4%
Publix Super Markets, Inc.		15	720	7,725	1.3%
Gap Inc.	Old Navy (22), Athleta (3), The Gap (3), Banana Republic (2)	30	399	7,137	1.2%
Michaels Stores, Inc.	Michaels	22	483	6,096	1.0%
The Kroger Co.	Kroger (6), Harris Teeter (2), QFC (1), Smith’s (1)	10	356	5,962	1.0%
Lowe’s Companies, Inc.		6	—	5,958	1.0%
BJ’s Wholesale Club, Inc.		3	115	5,892	1.0%
Ulta Beauty, Inc.		24	246	5,134	0.8%
Fitness International, LLC	LA Fitness (4), XSport Fitness (1)	5	206	5,098	0.8%
Burlington Stores, Inc.		12	456	5,030	0.8%
Total Wine & More		12	287	4,992	0.8%
Whole Foods Market, Inc.		7	238	4,917	0.8%
The Container Store Group, Inc.		7	151	4,650	0.8%
Five Below, Inc.		26	237	4,429	0.7%
Trader Joe’s		10	137	4,216	0.7%
Albertsons Companies, Inc.	Safeway (3), Tom Thumb (2), Jewel-Osco (1)	6	281	4,198	0.7%
Petco Health and Wellness Company, Inc.		15	218	3,986	0.7%
Dollar Tree, Inc.		24	281	3,940	0.6%
KnitWell Group	Chico’s (6), Talbots (6), Ann Taylor (4), White House Black Market (4), LOFT (3), Soma (3)	26	111	3,897	0.6%
Sprouts Farmers Market, Inc.		7	194	3,854	0.6%
NYC Department of Education		1	76	3,826	0.6%
Total Top Tenants		405	9,213	$155,561	25.5%
(1)Number of stores represents stores at consolidated and unconsolidated properties.
(2)Total leased GLA excludes the square footage of structures located on land owned by the Company and ground-leased to tenants.
(3)ABR represents the monthly contractual rent for December 31, 2025, for each applicable tenant multiplied by 12 and does not include tenant reimbursements. ABR represents 100% of the ABR at consolidated properties and the Company’s share of the ABR at unconsolidated properties, including ground lease rent.
(4)Percent of weighted ABR includes ground lease rent and represents the Company’s share of the ABR at consolidated and unconsolidated properties.

Lease Expirations
In 2026, leases representing 7.0% of total ABR are scheduled to expire. The following table summarizes the scheduled lease expirations for tenants at the Company’s operating retail/mixed-use properties and standalone office properties as of December 31, 2025, assuming none of the tenants exercise renewal options (dollars in thousands, except per square foot data):

		Expiring GLA(2)						Expiring Retail ABR per Sq. Ft.(3)
	Number of Expiring Leases(1)	Shop Tenants	Anchor Tenants	Office Tenants	Expiring ABR (Pro rata)	Expiring Ground Lease ABR (Pro rata)	% of Total ABR (Pro rata)	Shop Tenants	Anchor Tenants	Total
2026	380	852,116	720,775	118,995	$40,930	$1,493	7.0%	$32.52	$15.24	$24.60
2027	542	1,168,106	2,045,496	157,140	72,096	5,354	12.7%	35.02	15.16	22.38
2028	579	1,223,758	2,369,763	323,920	84,978	6,228	15.0%	37.18	14.56	22.26
2029	557	1,167,579	2,595,330	185,070	85,449	3,581	14.7%	36.99	15.45	22.13
2030	438	1,054,896	1,629,174	121,401	59,462	5,696	10.7%	33.87	13.26	21.36
2031	322	739,740	1,572,658	245,981	54,087	3,977	9.6%	36.08	14.54	21.43
2032	219	532,388	1,232,573	179,104	39,079	536	6.5%	34.39	14.11	20.23
2033	202	519,194	699,678	30,589	30,851	4,156	5.8%	38.67	15.59	25.42
2034	178	357,536	673,807	79,914	28,016	2,230	5.0%	43.06	17.22	26.18
2035	165	381,653	770,845	49,784	27,030	899	4.6%	36.63	16.40	23.10
Beyond	210	395,915	1,379,446	191,147	46,443	4,920	8.4%	44.51	19.04	24.72
	3,792	8,392,881	15,689,545	1,683,045	$568,421	$39,070	100.0%	$36.35	$15.29	$22.63
(1)Lease expirations table reflects rents in place as of December 31, 2025 and does not include option periods; 2026 expirations include 27 month-to-month tenants. This column also excludes ground leases.
(2)Expiring GLA excludes the square footage of structures located on land owned by the Company and ground-leased to tenants.
(3)ABR represents the monthly contractual rent as of December 31, 2025 for each applicable tenant multiplied by 12. Excludes tenant reimbursements and ground lease revenue.
Lease Activity – New and Renewal
During 2025, the Company executed new and renewal leases on 683 individual spaces totaling 4.6 million square feet (13.8% cash leasing spread on 501 comparable leases). New leases were signed on 226 individual spaces for 1.2 million square feet of GLA (24.3% cash leasing spread on 123 comparable leases), while non-option renewal leases were signed on 289 individual spaces for 1.2 million square feet of GLA (16.9% cash leasing spread on 210 comparable leases) and option renewals were signed on 168 individual spaces for 2.2 million square feet of GLA (7.4% cash leasing spread). The blended cash spread for comparable new and non-option renewal leases was 20.3%. Comparable new and renewal leases are defined as those for which the space was occupied by a tenant within the last 12 months.
ITEM 3. LEGAL PROCEEDINGS
We are not subject to any material litigation, nor, to management’s knowledge, is any material litigation currently threatened against us. We are parties to routine litigation, claims, and administrative proceedings arising in the ordinary course of business. Management believes that such matters will not have a material adverse impact on our consolidated financial condition, results of operations, or cash flows taken as a whole.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common shares trade on the New York Stock Exchange (the “NYSE”) under the symbol “KRG.” On February 13, 2026, the closing price of our common shares on the NYSE was $25.03.
Holders
On February 13, 2026, there were 8,417 registered holders of record of our common shares, which does not include beneficial or non-registered holders that hold their shares through various brokerage firms. This figure does not represent the actual number of beneficial owners since our common shares are often held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.
Distributions, if any, will be declared and paid at the discretion of our Board of Trustees and will depend upon a number of factors, including the amount of cash generated by operating activities, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code, and such other factors as our Board of Trustees deem relevant.
Distributions by us to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes will be taxable to shareholders as either ordinary dividend income or capital gain income if so declared by us. Distributions in excess of taxable earnings and profits generally will be treated as a non-taxable return of capital. These distributions, to the extent they do not exceed the shareholder’s adjusted tax basis in its common shares, have the effect of deferring taxation until the sale of a shareholder’s common shares. To the extent that distributions are both in excess of taxable earnings and profits and the shareholder’s adjusted tax basis in its common shares, the distribution will be treated as a gain from the sale of common shares. In order to maintain our qualification as a REIT, we must make annual distributions to shareholders of at least 90% of our “REIT taxable income” (determined before the deduction for dividends paid and excluding net capital gains), and we must make distributions to shareholders equal to 100% of our net taxable income to eliminate U.S. federal income tax liability. Under certain circumstances, we could be required to make distributions in excess of cash available for distributions to meet such requirements. For the taxable year ended December 31, 2025, approximately 83.2% of our distributions to shareholders constituted taxable ordinary income dividends, and approximately 16.8% constituted taxable capital gains dividends.
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
Issuer Repurchases; Unregistered Sales of Securities
From time to time, certain of our employees surrender common shares owned by them to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under the Company’s 2013 Equity Incentive Plan, as amended and restated as of May 11, 2022. These shares are repurchased by the Company. The following table summarizes the common share repurchases made during the three months ended December 31, 2025 and amounts outstanding under our Share Repurchase Program:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2025 to October 31, 2025	321,862		$22.25	321,862	$222,901,000
November 1, 2025 to November 30, 2025	2,593,394	(2)	$22.39	2,586,992	$164,990,000
December 1, 2025 to December 31, 2025	4,818,652		$23.39	4,818,652	$52,301,000
Total	7,733,908		$23.00	7,727,506
(1)Represents amounts outstanding under the Company’s authorized Share Repurchase Program, which was announced in February 2021. In April 2022, the Company’s Board of Trustees increased the size of the program from $150.0 million to $300.0 million and, in

November 2025, extended the program for an additional year. The program may be suspended or terminated at any time by the Company and will terminate on February 28, 2027, if not terminated or extended prior to that date. In February 2026, our Board of Trustees authorized a $300.0 million increase to the size of the Share Repurchase Program, authorizing share repurchases up to a maximum of $600.0 million of our common shares.
(2)Includes 6,402 common shares owned by employees that were surrendered to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under the Company’s 2013 Equity Incentive Plan, as amended and restated as of May 11, 2022.
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
The following graph compares the cumulative total shareholder return of our common shares for the period from December 31, 2020 to December 31, 2025, to the S&P 500 Index and the published NAREIT All Equity REIT Index over the same period. The graph assumes that the value of the investment in our common shares and each index was $100 at December 31, 2020 and that all cash distributions were reinvested. The shareholder return shown on the graph below is not indicative of future performance.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
Among Kite Realty Group Trust, the S&P 500 Index,
and the FTSE NAREIT Equity REITs Index

$250
$200
$150
$100
$50
$0
12/20
3/21
6/21
9/21
12/21
3/22
6/22
9/22
12/22
3/23
6/23
9/23
12/23
3/24
6/24
9/24
12/24
3/25
6/25
9/25
12/25
Kite Realty Group Trust
S&P 500
FTSE NAREIT Equity REITs

The actual returns shown on the graph above are as follows:

	12/20	6/21	12/21	6/22	12/22	6/23	12/23	6/24	12/24	6/25	12/25
Kite Realty Group Trust	$100.00	$149.87	$150.92	$121.96	$152.12	$165.22	$172.90	$173.26	$199.65	$183.67	$199.15
S&P 500	$100.00	$115.25	$128.71	$103.02	$105.40	$123.20	$133.10	$153.46	$166.40	$176.73	$196.16
FTSE NAREIT Equity REITs	$100.00	$121.96	$143.24	$114.30	$108.34	$114.15	$123.21	$123.05	$133.97	$133.63	$137.83
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the accompanying audited consolidated financial statements and related notes thereto and Item 1A, “Risk Factors,” appearing elsewhere in this Annual Report on Form 10-K. In this discussion, unless the context suggests otherwise, the terms “the Company,” “we,” “us,” and “our” refer to Kite Realty Group Trust and its direct and indirect subsidiaries, including Kite Realty Group, L.P.
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
As of December 31, 2025, we own interests in a portfolio of 167 operating retail/mixed-use properties, including 159 wholly owned properties and eight properties owned through four unconsolidated joint ventures, totaling approximately 26.9 million square feet, excluding (i) two operating retail properties classified as held for sale as of December 31, 2025, (ii) Eastgate Crossing, a 152,682 square foot multi-tenant retail property in the Durham-Chapel Hill MSA that was reclassified from our operating portfolio in September 2025 due to significant disruption caused by severe flooding as a result of Tropical Storm Chantal, and (iii) two standalone office properties with 0.4 million square feet. Of the 167 operating retail/mixed-use properties, 10 contain an office component. We also own interests in one development project that is under construction as of December 31, 2025 and an additional two properties with future redevelopment opportunities.
Inflation and Tariffs
We continue to monitor the impact of inflation and tariffs on our operating and financial performance. Although inflation has moderated significantly from peak levels experienced during 2022, inflation may increase in the future as a result of multiple factors, including the tariffs implemented by the U.S. government in 2025 on imported goods from specific countries. These tariffs may lead to higher prices for many of the products that our tenants sell, potentially reducing consumer demand and spending and negatively impacting our tenants’ sales volume and overall health. This, in turn, has and could in the future put downward pricing pressure on rents that we are able to charge to new or renewing tenants, such that rent spreads and, in some cases, our percentage rents could be adversely impacted. Additionally, uncertainty regarding the scope and duration of the current and potential tariffs can lead to significant business uncertainty, affecting our tenants’ strategic planning and store expansion plans. Many of our leases contain provisions designed to mitigate the adverse impact of inflation, including stated rent increases and requirements for tenants to pay a share of operating expenses, including common area maintenance, real estate taxes, insurance, or other operating expenses related to the maintenance of our properties, with escalation clauses in most leases. Over the past few years, we have made significant progress in executing leases that include higher fixed-rent increases while also including consumer price index-based, anti-gouging protection for tenants. However, the stated rent increases or limits on such tenant’s obligation to pay its share of operating expenses could be lower than the increase in inflation at any given time. Inflation may also increase labor or other general and administrative expenses, which cannot be easily reduced.
Historically, economic indicators such as GDP growth, consumer confidence, and employment have been correlated with demand for certain of our tenants’ products and services. An economic recession could, among other impacts, increase the number of our tenants that are unable to meet their lease obligations to us and limit the demand from new tenants for space in our properties.

Portfolio Update
Over the past two years, demand for open-air retail real estate has been strong due to the limited availability of desirable retail space and limited new construction over the previous 15 years. As a result, in 2024, we experienced our highest annual leasing activity in the Company’s history with approximately 5.0 million square feet of leasing volume, and in 2025, we leased approximately 4.6 million square feet at 13.8% comparable blended cash leasing spreads. Open-air centers are thriving for a variety of reasons, including their ability to function as last-mile fulfillment centers and their convenient and affordable nature for retailers and consumers. Their appeal includes conveniently located and easily accessible parking fields, lower operating expenses as compared to other retail formats, and essential anchors that drive daily trips. In addition, the Company’s property types are particularly suited for retailers’ current and evolving needs, including curbside pick-up and buying online and picking up in store (“BOPIS”), which we believe will benefit from tenant demand for additional space. The strength of the Company’s real estate is further evidenced by our continued strong cash leasing spreads and ABR for the retail portfolio of $22.63 per square foot as of December 31, 2025.
In evaluating potential acquisition, development, and redevelopment opportunities, we look for strong sub-markets where average household income, educational attainment, population density, traffic counts, and daytime workforce populations are above the broader market average. We also focus on locations that are benefiting from current population migratory patterns, namely major cities in business-friendly states with no or relatively low income taxes and mild or temperate climates. In our largest submarkets, household incomes are significantly higher and state income taxes are relatively lower than the medians for the broader markets.
In addition to targeting submarkets with strong consumer demographics, we focus on having the most desirable tenant mix at each shopping center. We have aggressively targeted and executed leases with prominent grocers, including Lidl, Aldi, Whole Foods, Trader Joe’s, Sprouts Farmers Market, and BJ’s Wholesale Club; expanding retailers such as Nordstrom Rack, Homesense, Ross Dress for Less, Burlington, Sierra, J.Crew Factory, and Boot Barn; service and restaurant retailers; and other retailers such as Ulta Beauty, Barnes & Noble, REI, Five Below, L.L.Bean, and Total Wine & More. Additionally, we have identified cost-efficient ways to relocate, re-tenant, and renegotiate leases at several of our properties, which allows us to attract more suitable tenants.
As part of our portfolio management, in 2025, we began disposing of select properties and land parcels that were no longer core components of our growth strategy and sold a total of $621.7 million of larger-format and other non-core assets. These dispositions have reduced our exposure to at-risk tenants and have elevated the overall quality of our portfolio. We are exploring opportunities to improve the portfolio by identifying and executing additional dispositions of non-core and/or larger-format assets in 2026. We expect to use the net proceeds from these dispositions towards a combination of acquisitions completed via 1031 Exchange, debt reduction, share repurchases, and/or special dividends. In order to allow for additional share repurchases, in February 2026, our Board of Trustees authorized a $300.0 million increase to the size of our Share Repurchase Program, authorizing share repurchases up to a maximum of $600.0 million of our common shares.
Capital and Financing Activities
In 2025, we maintained a conservative balance sheet and ample liquidity to fund future growth. We ended 2025 with approximately $1.0 billion of combined cash and borrowing capacity on the Revolving Facility. In addition, as of December 31, 2025, we had $410.6 million of debt principal scheduled to mature through December 31, 2026, which we expect will be satisfied through a combination of cash flows generated from operations, capital markets transactions, and borrowings on the Revolving Facility.
The three investment-grade credit ratings we maintain provide us with access to the unsecured public bond market, which we may continue to use in the future to finance acquisitions, repay maturing debt, and maintain steady interest rates.
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

Results of Operations
As of December 31, 2025, we own interests in a portfolio of 167 operating retail/mixed-use properties, excluding two operating retail properties classified as held for sale as of December 31, 2025 and Eastgate Crossing, which was reclassified from our operating portfolio in September 2025 due to significant disruption caused by severe flooding as a result of Tropical Storm Chantal. We also own interests in two standalone office properties, one development project that is currently under construction, and two additional properties with future redevelopment opportunities. The following table sets forth the total operating properties and development projects we own as of December 31, 2025, 2024 and 2023:

	Number of Properties
	2025	2024	2023
Operating retail/mixed-use properties(1)	167	179	180
Standalone office properties	2	2	1
Active development and redevelopment projects	1	2	2
Future development and redevelopment opportunities	2	2	2
(1)Included within the operating retail/mixed-use properties are 10 properties that contain an office component as of December 31, 2025, 2024 and 2023.
Our development, redevelopment, and operating property acquisition and disposition activities between 2023 and 2025 affect the comparability of our results of operations for the year ended December 31, 2025. Therefore, we believe it is most useful to review the comparisons of our results of operations for these years (as set forth below under “Comparison of Operating Results for the Years Ended December 31, 2025 and 2024”) in conjunction with the discussion of our activities during those periods, which is set forth below.
Acquisitions
The following operating properties were acquired during the years ended December 31, 2025, 2024 and 2023:

Property Name	MSA	Acquisition Date	Retail GLA
Prestonwood Place	Dallas/Ft. Worth	September 22, 2023	155,975
Parkside West Cobb	Atlanta	August 30, 2024	141,627
Village Commons	Miami	January 15, 2025	170,976
Legacy West(1)	Dallas/Ft. Worth	April 28, 2025	342,011
(1)We acquired a 52% interest in Legacy West in a joint venture for a gross purchase price of $785.0 million, including the assumption of $304.0 million of debt with an interest rate of 3.80%. Our share of the purchase price is $408.2 million. Legacy West also contains 443,553 square feet of office space and 782 multifamily units.

Dispositions
The following operating and other properties were sold during the years ended December 31, 2025, 2024 and 2023:

Property Name	MSA	Disposition Date	GLA
Kingwood Commons	Houston	May 8, 2023	158,172
Pan Am Plaza & Garage	Indianapolis	June 8, 2023	—
Reisterstown Road Plaza	Baltimore	September 11, 2023	376,683
Eastside	Dallas/Ft. Worth	October 24, 2023	43,640
Ashland & Roosevelt	Chicago	May 31, 2024	104,176
Stoney Creek Commons	Indianapolis	April 4, 2025	84,094
Fullerton Metrocenter	Los Angeles	June 25, 2025	241,027
Denton Crossing(1)	Dallas/Ft. Worth	June 27, 2025	343,345
Parkway Towne Crossing(1)	Dallas/Ft. Worth	June 27, 2025	180,736
The Landing at Tradition(1)	Port St. Lucie, FL	June 27, 2025	397,199
Humblewood Shopping Center	Houston	July 21, 2025	85,682
DePauw University Bookstore and Café	Indianapolis	October 10, 2025	11,974
Paradise Valley Marketplace	Phoenix	November 20, 2025	80,951
Belle Isle Station	Oklahoma City	December 8, 2025	196,158
Central Texas Marketplace	Waco	December 8, 2025	429,653
International Speedway Square	Daytona Beach	December 8, 2025	240,251
Pavilion at King’s Grant	Charlotte	December 8, 2025	303,212
Peoria Crossing	Phoenix	December 8, 2025	238,004
Portofino Shopping Center	Houston	December 8, 2025	342,863
Shops at Park Place	Dallas/Ft. Worth	December 8, 2025	137,605
Watauga Pavilion	Dallas/Ft. Worth	December 8, 2025	205,643
(1)We contributed this previously wholly owned property into a newly formed joint venture (the “Seed Asset Joint Venture”) and have retained a 52% noncontrolling interest in the property.
In addition to the above dispositions, Coram Plaza, a 138,385 square foot multi-tenant retail property in the New York MSA, is classified as held for sale as of December 31, 2025.
In January 2024, the joint venture that owned Glendale Center Apartments, of which we have an 11.5% ownership interest, sold the 267-unit property to a third party. Glendale Center Apartments is adjacent to our Glendale Town Center operating retail property in the Indianapolis MSA.

Development and Redevelopment Projects
The following properties were under active development or redevelopment at various times during the years ended December 31, 2025, 2024 and 2023 and removed from our operating portfolio:

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
(2)The property is comprised of the development project (which has been excluded from the Company’s same property pool due to the ongoing development) and the remaining retail operating portion of the property (which is included in the Company’s same property pool as of December 31, 2025).
(3)This property has been identified as a redevelopment property and is not included in the operating portfolio or the same property pool. The redevelopment project at Hamilton Crossing Centre includes the creation of a mixed-use development.
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
(6)This property is included in the operating portfolio and is not included in the same property pool because it was reclassified from active development into our operating portfolio in March 2025.
In addition, in December 2024, the Company disposed of the first phase of a land parcel and the rights to develop 24 residential units at the One Loudoun Expansion in the Washington, D.C. MSA. The Company is under contract to sell the remaining land and the rights to develop an additional 54 residential units, which are expected to close in phases through 2026. Subsequent to December 31, 2025, the Company closed on the sale of the second phase of a land parcel and the rights to develop 14 residential units at the One Loudoun Expansion for a sales price of $3.7 million.

Comparison of Operating Results for the Years Ended December 31, 2025 and 2024
The following table reflects changes in the components of our consolidated statements of operations for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024	Change
Revenue:
Rental income	$830,771	$826,548	$4,223
Other property-related revenue	9,354	6,268	3,086
Fee income	4,240	4,663	(423)
Total revenue	844,365	837,479	6,886

Expenses:
Property operating	116,113	113,601	2,512
Real estate taxes	104,531	103,893	638
General, administrative and other	55,459	52,558	2,901
Depreciation and amortization	373,287	393,335	(20,048)
Impairment charges	51,849	66,201	(14,352)
Total expenses	701,239	729,588	(28,349)

Other (expense) income:
Interest expense	(132,577)	(125,691)	(6,886)
Income tax expense of taxable REIT subsidiaries	(467)	(139)	(328)
Gain (loss) on sales of operating properties, net	291,962	(864)	292,826
Net gains from outlot sales	6,096	4,363	1,733
Loss on extinguishment of debt	—	(180)	180
Equity in loss of unconsolidated subsidiaries	(11,650)	(1,158)	(10,492)
Gain on sale of unconsolidated property, net	—	2,325	(2,325)
Other income, net	9,038	17,869	(8,831)
Net income	305,528	4,416	301,112
Net income attributable to noncontrolling interests	(6,865)	(345)	(6,520)
Net income attributable to common shareholders	$298,663	$4,071	$294,592

Property operating expense to total revenue ratio	13.8%	13.6%
Rental income (including tenant reimbursements) increased $4.2 million, or 0.5%, due to the following (in thousands):

Net Change Year Ended December 31, 2024 to 2025
Properties or components of properties sold or held for sale during 2024 and/or 2025	$(17,026)
Properties under redevelopment or acquired during 2024 and/or 2025	6,621
Properties fully operational during 2024 and 2025 and other	14,628
Total change in rental income	$4,223
The net increase of $14.6 million in rental income for properties that were fully operational during 2024 and 2025 is primarily due to increases in (i) base minimum rent of $13.5 million due to contractual rent changes and an increase in leasing spreads and (ii) tenant reimbursements of $4.4 million due to higher recoverable common area maintenance expenses. These variances were partially offset by an increase in bad debt expense of $2.0 million and decreases in overage rent of $0.8 million and lease termination income of $0.6 million. The occupancy of the fully operational properties decreased from 91.8% for 2024 to 91.4% for 2025.
We continued to experience strong leasing volumes in 2025 and generate higher base rent on new leases and renewals. The average base rent for new comparable leases signed in 2025 was $29.78 per square foot compared to the average expiring base rent of $23.96 per square foot in that period. The average base rent for renewals signed in 2025 was $17.62 per square foot compared to the average expiring base rent of $16.41 per square foot in that period. For the entire portfolio, the spread between leased and occupied square footage is approximately 340 basis points and represents approximately $37.0 million of NOI, the majority of which is expected to come online in 2026. In addition, the ABR per square foot of our operating retail portfolio continued to improve, as it increased to $22.63 per square foot as of December 31, 2025 from $21.15 per square foot as of December 31, 2024.
Other property-related revenue primarily consists of parking revenues and other miscellaneous activity. This revenue increased by $3.1 million primarily as a result of the receipt of $3.6 million during the year ended December 31, 2025 related to the air rights lease at Eddy Street Commons in the South Bend, IN MSA.
We recorded fee income of $4.2 million and $4.7 million during the years ended December 31, 2025 and 2024, respectively, from property management and development services provided to third parties and unconsolidated joint ventures. The decrease in fee income is primarily due to development fees earned during the year ended December 31, 2024 related to the development of a hotel on the Pan Am Plaza site that did not reoccur in 2025, partially offset by management fees earned during 2025 related to the Legacy West Joint Venture and the Seed Asset Joint Venture.
Property operating expenses increased $2.5 million, or 2.2%, due to the following (in thousands):

Net Change Year Ended December 31, 2024 to 2025
Properties or components of properties sold or held for sale during 2024 and/or 2025	$(2,104)
Properties under redevelopment or acquired during 2024 and/or 2025	1,129
Properties fully operational during 2024 and 2025 and other	3,487
Total change in property operating expenses	$2,512
The net increase of $3.5 million in property operating expenses for properties that were fully operational during 2024 and 2025 is primarily due to increases in the following: (i) snow removal expenses of $1.0 million, (ii) landscaping and parking lot expenses of $0.5 million, (iii) non-recoverable operating expenses of $0.4 million, the majority of which relates to vacancies caused by retailer bankruptcies, (iv) utilities of $0.4 million, (v) administrative expenses of $0.4 million, and (vi) security expenses of $0.3 million. As a percentage of revenue, property operating expenses increased from 13.6% to 13.8%, primarily due to an increase in expenses in 2025.
Real estate taxes increased $0.6 million, or 0.6%, due to the following (in thousands):

Net Change Year Ended December 31, 2024 to 2025
Properties or components of properties sold or held for sale during 2024 and/or 2025	$(3,008)
Properties under redevelopment or acquired during 2024 and/or 2025	1,231
Properties fully operational during 2024 and 2025 and other	2,415
Total change in real estate taxes	$638
The net increase of $2.4 million in real estate taxes for properties that were fully operational during 2024 and 2025 is primarily due to higher real estate tax assessments and lower capitalized real estate taxes at certain properties in the portfolio in 2025, along with a decrease in real estate tax refunds received during the year ended December 31, 2025. The majority of real estate tax expenses are recoverable from tenants, and such recovery is reflected within “Rental income” in the accompanying consolidated statements of operations and comprehensive income (loss).
General, administrative and other expenses increased $2.9 million, or 5.5%, primarily due to an increase in payroll expenses, consulting fees, and state and local income taxes, partially offset by lower corporate communication expenses in 2025.

Depreciation and amortization expense decreased $20.0 million, or 5.1%, due to the following (in thousands):

Net Change Year Ended December 31, 2024 to 2025
Properties or components of properties sold or held for sale during 2024 and/or 2025	$(16,261)
Properties under redevelopment or acquired during 2024 and/or 2025	562
Properties fully operational during 2024 and 2025 and other	(4,349)
Total change in depreciation and amortization expense	$(20,048)
The net increase of $0.6 million in depreciation and amortization at properties under redevelopment or acquired during 2024 and/or 2025 is primarily due to the acquisitions of Parkside West Cobb in 2024 and Village Commons in 2025. The net decrease of $4.3 million in depreciation and amortization at properties that were fully operational during 2024 and 2025 is primarily due to the timing of placing assets in service and writing off tenant-related assets as a result of tenant move-outs.
Based on the results of our evaluations for impairment (see Note 4 to the accompanying consolidated financial statements), we recorded $51.8 million of impairment charges during the year ended December 31, 2025 on the following properties: (i) $12.5 million impairment charge on Coram Plaza, a retail operating property in the New York MSA; (ii) $17.0 million impairment charge on City Center, a retail operating property in the New York MSA; and (iii) $22.3 million impairment charge on the Carillon medical office building and retail portion of the property located in the Washington, D.C. MSA. During the year ended December 31, 2024, we recorded a $66.2 million impairment charge related to City Center.
Interest expense increased $6.9 million, or 5.5%, primarily due to interest incurred on the $350.0 million in aggregate principal amount of 4.95% senior unsecured notes due 2031 (the “Notes Due 2031”) issued in August 2024 and the Notes Due 2032 issued in June 2025, an increase in interest incurred on the Company’s unsecured revolving line of credit due to increased borrowings, and less favorable interest rate swaps in 2025 compared to the prior year, partially offset by a decrease in interest incurred on the unsecured term loans and private placement notes (see Note 9 to the accompanying consolidated financial statements).
We recorded a net gain on sales of operating properties of $292.0 million for the year ended December 31, 2025 on the sales of 13 operating retail properties and the contribution of three previously wholly owned properties to the Seed Asset Joint Venture compared to a net loss on sales of operating properties of $0.9 million for the year ended December 31, 2024 primarily on the sale of Ashland & Roosevelt, which loss was offset by the receipt of a $0.6 million escrow related to the sale of Reisterstown Road Plaza that previously closed on September 11, 2023.
We recorded a net gain from outlot sales of $6.1 million for the year ended December 31, 2025 primarily on the sale of land at Lakewood Towne Center in the Seattle MSA, compared to a net gain from outlot sales of $4.4 million recorded during the year ended December 31, 2024 primarily on the sale of a land parcel and the rights to develop 24 residential units at the One Loudoun Expansion in the Washington, D.C. MSA and two outparcels at two properties.
Equity in loss of unconsolidated joint ventures increased $10.5 million primarily due to the April 2025 acquisition of 52% of Legacy West in a joint venture along with the contribution of three previously wholly owned properties to the Seed Asset Joint Venture in June 2025, of which we own 52%.
During the year ended December 31, 2024, we recognized a $2.3 million gain on sale of unconsolidated property related to our share of the gain on the sale of Glendale Center Apartments. No such gain was recorded during the year ended December 31, 2025.
Other income, net decreased $8.8 million, or 49.4%, primarily due to a decrease in interest income earned during the year ended December 31, 2025 compared to the prior year.
Management’s discussion of the financial condition, changes in financial condition, and results of operations for the year ended December 31, 2024, with comparison to the year ended December 31, 2023, was included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2024.

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
We also use same property NOI (“Same Property NOI”), a non-GAAP financial measure, to evaluate the performance of our properties. Same Property NOI is net income excluding properties that have not been owned for the full periods presented. Same Property NOI also excludes (i) net gains from outlot sales, (ii) straight-line rent revenue, (iii) lease termination income in excess of lost rent, (iv) amortization of lease intangibles, and (v) significant prior period expense recoveries and adjustments, if any. When we receive payments in excess of any accounts receivable for terminating a lease, Same Property NOI will include such excess payments as monthly rent until the earlier of the expiration of 12 months or the start date of a replacement tenant. We believe that Same Property NOI is helpful to investors as a measure of our operating performance because it includes only the NOI of properties that have been owned for the full periods presented. We believe such presentation eliminates disparities in net income due to the acquisition or disposition of properties during the particular periods presented and thus provides a more consistent metric for the comparison of our properties. Same Property NOI includes the results of properties that have been owned for the entire current and prior year reporting periods. Same Property NOI for all periods presented includes 52% of the NOI from the three previously wholly owned properties that were contributed to the Seed Asset Joint Venture in June 2025.
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
For the year ended December 31, 2025, the Same Property Pool excludes the following:
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

The following table presents Same Property NOI and a reconciliation to net income attributable to common shareholders for the years ended December 31, 2025 and 2024 (unaudited) (dollars in thousands):

	Year Ended December 31,
	2025	2024	Change
Number of properties in Same Property Pool for the period(1)	163	163

Leased percentage at period end	95.0%	95.5%
Economic occupancy percentage at period end	91.7%	92.9%
Economic occupancy percentage(2)	91.4%	91.8%

Same Property NOI(3)	$539,690	$524,600	2.9%

Reconciliation of Same Property NOI to most directly comparable GAAP measure:
Net operating income – same properties	$539,690	$524,600
Net operating income – non-same activity(4)	79,791	90,722
Net gains from outlot sales	6,096	4,363
Total property NOI	625,577	619,685	1.0%
Other income, net	1,161	21,235
General, administrative and other	(55,459)	(52,558)
Loss on extinguishment of debt	—	(180)
Impairment charges	(51,849)	(66,201)
Depreciation and amortization	(373,287)	(393,335)
Interest expense	(132,577)	(125,691)
Gain (loss) on sales of operating properties, net	291,962	(864)
Gain on sale of unconsolidated property, net	—	2,325
Net income attributable to noncontrolling interests	(6,865)	(345)
Net income attributable to common shareholders	$298,663	$4,071
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
(3)Same Property NOI for all periods presented includes 52% of the NOI from the three previously wholly owned properties that were contributed to the Seed Asset Joint Venture in June 2025.
(4)Includes non-cash activity across the portfolio as well as NOI from properties not included in the Same Property Pool, including properties sold during both periods.
Our Same Property NOI increased 2.9% in 2025 compared to 2024 primarily due to contractual rent growth and higher base rent driven by positive new and renewal leasing spreads, partially offset by higher bad debt expense.
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
From time to time, we may report or provide guidance with respect to “FFO, as adjusted,” which removes the impact of certain non-recurring and non-operating transactions or other items the Company does not consider to be representative of its core operating results, including, without limitation, (i) gains or losses associated with the early extinguishment of debt, (ii) gains or losses associated with litigation involving the Company that is not in the normal course of business, (iii) merger and acquisition costs, (iv) the impact on earnings from significant and non-recurring employee severance costs and recruiting expenses, including sign-on bonuses and search fees, (v) the excess of redemption value over carrying value of preferred stock redemption, and (vi) the impact of prior period bad debt or the collection of accounts receivable previously written off (“prior period collection impact”), which are not otherwise adjusted in our calculation of FFO.
Core Funds From Operations (“Core FFO”) is a non-GAAP financial measure of operating performance that modifies FFO for certain non-cash transactions that result in recording income or expense and impact our period-over-period performance, including (i) amortization of deferred financing costs, (ii) non-cash compensation expense and other, (iii) straight-line rent related to minimum rent and common area maintenance, (iv) market rent amortization income, and (v) amortization of debt discounts, premiums and hedge instruments, and includes adjustments related to our pro rata share from unconsolidated joint ventures for these categories as applicable. We believe that Core FFO is useful to investors in evaluating our core cash flow-generating operations by adjusting for items that we do not consider to be part of our core business operations, allowing for comparison of our core operating performance between periods. Core FFO should not be considered as an alternative to net income as an indicator of our performance or as an alternative to cash flow as a measure of liquidity or our ability to make distributions. Our computation of Core FFO may differ from the methodology for calculating Core FFO used by other REITs, and therefore, may not be comparable to such other REITs.

Our calculations of FFO and reconciliations to net income and Core FFO for the years ended December 31, 2025, 2024 and 2023 (unaudited) are as follows (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Net income	$305,528	$4,416	$48,383
Less: net income attributable to noncontrolling interests in properties	(311)	(280)	(257)
Less/add: (gain) loss on sales of operating properties, net	(291,962)	864	(22,601)
Less: gain on sale of unconsolidated property, net	—	(2,325)	—
Add: impairment charges	51,849	66,201	477
Add: depreciation and amortization of consolidated and unconsolidated entities, net of noncontrolling interests	403,534	394,847	427,335
NAREIT FFO of the Operating Partnership(1)	468,638	463,723	453,337
Less: Limited Partners’ interests in FFO	(10,001)	(7,889)	(6,447)
FFO attributable to common shareholders(1)	$458,637	$455,834	$446,890
NAREIT FFO per share of the Operating Partnership – diluted	$2.10	$2.07	$2.03

Reconciliation of NAREIT FFO to Core FFO(2)
NAREIT FFO of the Operating Partnership(1)	$468,638	$463,723	$453,337
Add:
Amortization of deferred financing costs	7,060	4,650	3,609
Non-cash compensation expense and other	12,098	11,794	11,063
Less:
Straight-line rent – minimum rent and common area maintenance	11,710	12,085	11,820
Market rent amortization income	9,946	10,082	12,117
Amortization of debt discounts, premiums and hedge instruments	5,707	13,592	19,503
Core FFO of the Operating Partnership	$460,433	$444,408	$424,569
Core FFO per share of the Operating Partnership – diluted	$2.06	$1.99	$1.90
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
The following table presents a reconciliation of our EBITDA, Adjusted EBITDA, and Annualized Adjusted EBITDA to net income (the most directly comparable GAAP measure) and a calculation of Net Debt to Adjusted EBITDA (in thousands):

Three Months Ended December 31, 2025
Net income	$185,075
Depreciation and amortization	87,799
Interest expense	32,409
Income tax benefit of taxable REIT subsidiaries	152
EBITDA	305,435
Unconsolidated EBITDA, as adjusted	10,310
Impairment charges	12,544
Gain on sales of operating properties, net	(183,107)
Other income and expense, net	1,126
Noncontrolling interests	(212)
Adjustments for dispositions(1)	(6,293)
Adjusted EBITDA	139,803

Annualized Adjusted EBITDA(2)	$559,212

Company share of Net Debt:
Mortgage and other indebtedness, net	$3,025,478
Add: Company share of unconsolidated joint venture debt	202,986
Add: debt discounts, premiums and issuance costs, net	2,459
Less: Partner share of consolidated joint venture debt(3)	(9,753)
Company’s consolidated debt and share of unconsolidated debt	3,221,170
Less: cash and cash equivalents	(36,761)
Less: restricted cash and escrow deposits	(441,605)
Less: Company share of unconsolidated joint venture cash and cash equivalents	(16,448)
Company share of Net Debt	$2,726,356
Net Debt to Adjusted EBITDA	4.9x
(1)Adjustments for dispositions relate to current quarter GAAP operating income for the sale of 10 properties during the three months ended December 31, 2025 during the period of ownership.
(2)Represents Adjusted EBITDA for the three months ended December 31, 2025 (as shown in the table above) multiplied by four.
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
As of December 31, 2025, we had approximately $36.8 million in cash and cash equivalents on hand, $441.6 million in restricted cash and escrow deposits, and $1.0 billion of remaining availability under the Revolving Facility compared to $410.6 million of debt maturities due in 2026. During the year ended December 31, 2025, we completed (i) a public offering of

$300.0 million in aggregate principal amount of the Notes Due 2032, the proceeds of which were used to repay the $150.0 million unsecured term loan that was scheduled to mature on July 17, 2026, borrowings on the Revolving Facility, and the $80.0 million principal balance of the 4.47% senior unsecured notes that matured on September 10, 2025, and (ii) the repayment of the $350.0 million principal balance of the 4.00% senior unsecured notes that matured on March 15, 2025 using proceeds from the $350.0 million in aggregate principal amount of the Notes Due 2031. We believe we will have adequate liquidity over the next 12 months and beyond to operate our business and meet our cash requirements.
We derive the majority of our revenue from tenants who lease space from us under existing lease agreements at each of our properties. Therefore, our ability to generate cash from operations is dependent upon the rents that we are able to charge and collect from our tenants. While we believe that the nature of the properties in which we typically invest—primarily neighborhood and community shopping centers—provides a relatively stable revenue flow, an economic downturn, tenant bankruptcies, inflation, tariffs, labor shortages, supply chain constraints, severe weather events, and/or increasing energy prices and interest rates, among other events, could adversely affect the ability of some of our tenants to meet their lease obligations.
Our Principal Capital Resources
For a discussion of cash generated from operations, see “Cash Flows” beginning on page 50. In addition to cash generated from operations, our other principal capital resources are discussed below.
Over the last several years, we have made substantial progress in enhancing our liquidity position and reducing our leverage and borrowing costs. We continue to focus on a balanced approach to growth and staggering debt maturities to retain our financial flexibility.
As of December 31, 2025, we had approximately $1.0 billion available under the Revolving Facility for future borrowings. We also had $36.8 million in cash and cash equivalents as of December 31, 2025.
We were in compliance with all applicable financial covenants under the Revolving Facility, unsecured term loans, and senior unsecured notes as of December 31, 2025.
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
Our Principal Liquidity Needs
Short-Term Liquidity Needs
Near-Term Debt Maturities. As of December 31, 2025, we have $10.6 million of secured debt, excluding scheduled monthly principal payments, and $400.0 million of unsecured debt scheduled to mature in 2026. We believe we have sufficient liquidity to repay these obligations through a combination of cash flows generated from operations, capital markets transactions, and borrowings on the Revolving Facility.
Other Short-Term Liquidity Needs. The requirements for qualifying as a REIT and for a tax deduction for some or all of the dividends paid to shareholders necessitate that we distribute at least 90% of our taxable income on an annual basis. Such requirements cause us to have substantial liquidity needs over both the short and long term. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our operating properties, scheduled interest and principal payments on our debt of approximately $125 million and $4.6 million, respectively, in 2026, expected dividend payments to our common shareholders and common unit holders, and recurring capital expenditures.

 In February 2026, our Board of Trustees declared a cash distribution of $0.29 per common share and Common Unit for the first quarter of 2026, which is expected to be paid on April 16, 2026 to common shareholders and common unit holders of record as of April 9, 2026. Future distributions, if any, are at the discretion of the Board of Trustees, who will continue to evaluate our sources and uses of capital, liquidity position, operating fundamentals, maintenance of our REIT qualification, and other factors they may deem relevant. We believe we have sufficient liquidity to pay any dividend from available cash on hand and borrowings on the Revolving Facility.
Other short-term liquidity needs include expenditures for tenant improvements, external leasing commissions, and recurring capital expenditures. During the year ended December 31, 2025, we incurred $28.7 million for recurring capital expenditures on operating properties and $84.2 million for tenant improvements and external leasing commissions, which includes costs to re-lease anchor space at our operating properties related to tenants open and operating as of December 31, 2025 (excluding development and redevelopment properties). We currently anticipate incurring approximately $130 million in additional major tenant improvement costs related to executed leases for tenants not yet open at a number of our operating properties over the next 12 to 24 months. We believe we can fund these costs through cash flows generated from operations or borrowings on the Revolving Facility.
During the year ended December 31, 2025, we completed the major redevelopment construction activities at The Corner – IN and reclassified the property from active development into our operating portfolio in March 2025. As of December 31, 2025, the retail and office portions of the expansion project at One Loudoun Expansion in the Washington, D.C. MSA were under construction. Our share of the total estimated costs for this project is approximately $81.0 million to $91.0 million, of which our share of the expected funding requirement is approximately $65.0 million to $75.0 million. As of December 31, 2025, we have incurred $15.0 million of these costs. We anticipate incurring the majority of the remaining costs for this project over the next 12 to 24 months and believe we can fund this project through cash flows generated from operations or borrowings on the Revolving Facility.
Share Repurchase Program
In February 2021, our Board of Trustees approved a share repurchase program under which the Company may repurchase, from time to time, up to an aggregate of $150.0 million of our common shares. In April 2022, our Board of Trustees authorized a $150.0 million increase to the size of the share repurchase program, authorizing share repurchases up to a maximum of $300.0 million of our common shares (the “Share Repurchase Program”). The Company intends to fund any future repurchases under the Share Repurchase Program with available cash on hand or availability under the Revolving Facility, subject to any applicable restrictions. The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will depend upon prevailing market conditions, regulatory requirements, and other factors. In November 2025, the Company extended the Share Repurchase Program for an additional year to February 28, 2027, if not terminated or extended prior to that date. During the year ended December 31, 2025, the Company repurchased 10.9 million common shares at an average price per share of $22.82 for a total of $247.7 million. As of December 31, 2025, $52.3 million remained available for repurchases of common shares under the Company’s Share Repurchase Program. Subsequent to December 31, 2025, the Company repurchased 2.2 million common shares at an average price per share of $23.92 for a total of $52.3 million. Additionally, in February 2026, our Board of Trustees authorized a $300.0 million increase to the size of the Share Repurchase Program, authorizing share repurchases up to a maximum of $600.0 million of our common shares.
Long-Term Liquidity Needs
Our long-term liquidity needs consist primarily of funds necessary to pay for any new development projects, redevelopment of existing properties, non-recurring capital expenditures, property acquisitions, payment of indebtedness at maturity, and obligations under ground leases.
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
Commitments under Ground Leases. We are obligated under 11 ground leases for approximately 98 acres of land as of December 31, 2025. Most of these ground leases require fixed annual rent payments, and the expiration dates of the remaining initial terms range from 2028 to 2092. Assuming we exercise all available options to extend the terms of our ground leases, they will expire between 2045 and 2115.
Capital Expenditures on Consolidated Properties
The following table summarizes cash capital expenditures for our development and redevelopment projects and other capital expenditures for the year ended December 31, 2025 (in thousands):

Year Ended December 31, 2025
Active development and redevelopment projects	$25,712
Recurring operating capital expenditures (primarily tenant improvements) and other	127,536
Total	$153,248
We capitalize certain indirect costs, such as interest, payroll, and other general and administrative costs related to these development activities. If we had experienced a 10% reduction in development and redevelopment activities without a corresponding decrease in indirect project costs, we would have recorded an additional expense of $0.3 million for the year ended December 31, 2025.
Impact of Changes in Credit Ratings on Our Liquidity
We have received investment-grade corporate credit ratings from three nationally recognized credit rating agencies. These ratings did not change in 2025.
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
Cash Flows
As of December 31, 2025, we had cash, cash equivalents and restricted cash of $478.4 million. We may be subject to concentrations of credit risk with regard to our cash and cash equivalents. We place our cash and short-term investments with highly rated financial institutions. While we attempt to limit our exposure at any point, occasionally such cash and investments may temporarily exceed the Federal Deposit Insurance Corporation (“FDIC”) and the Securities Investor Protection Corporation (“SIPC”) insurance limits. We also maintain certain compensating balances in several financial institutions in support of borrowings from those institutions. Such compensating balances were not material to the accompanying consolidated balance sheets.
Comparison of the Year Ended December 31, 2025 to the Year Ended December 31, 2024
The following table summarizes our cash flow activities (in thousands):

	Year Ended December 31,
	2025	2024	Change
Net cash provided by operating activities	$429,659	$419,028	$10,631
Net cash provided by (used in) investing activities	613,530	(498,991)	1,112,521
Net cash (used in) provided by financing activities	(698,350)	172,085	(870,435)
Increase in cash, cash equivalents and restricted cash	344,839	92,122	252,717
Cash, cash equivalents and restricted cash, at beginning of year	133,552	41,430
Cash, cash equivalents and restricted cash, at end of year	$478,391	$133,552

Cash provided by operating activities was $429.7 million for the year ended December 31, 2025 and $419.0 million for the same period of 2024. The cash flows were positively impacted by an increase in net operating income and changes to other working capital accounts.
Cash provided by investing activities was $613.5 million for the year ended December 31, 2025 compared to cash used in investing activities of $499.0 million for the same period of 2024. Highlights of significant cash sources and uses in investing activities are as follows:
•We received net proceeds of $734.7 million from the sale of 13 operating retail properties, a portion of Hamilton Crossing Centre, a parcel and the related building at Northpointe Plaza, and a land parcel at Lakewood Towne Center along with the contribution of three previously wholly owned properties to the Seed Asset Joint Venture in 2025, compared to net proceeds of $43.6 million from the sale of Ashland & Roosevelt, six parcels of land, and the receipt of an escrow related to the disposition of Reisterstown Road Plaza in 2024;
•We invested $615.0 million of proceeds from the January 2024 public offering of $350.0 million in aggregate principal amount of 5.50% senior unsecured notes due 2034 (the “Notes Due 2034”) and the Notes Due 2031 in short-term certificates of deposit during 2024 and received $265.0 million in principal upon maturity of the certificates of deposit that matured in June and July 2024; we received $350.0 million in principal upon maturity of the short-term certificates of deposit that matured in February 2025;
•We invested $253.9 million in the Legacy West unconsolidated joint venture in 2025;
•In 2025, we acquired Village Commons for $67.9 million, while in 2024, we made an acquisition deposit related to the purchase of Village Commons and acquired Parkside West Cobb for $40.6 million;
•Capital expenditures increased by $11.5 million primarily related to the timing of capital projects;
•We contributed $1.6 million to an unconsolidated joint venture in 2025 primarily related to our share of debt service on the construction loan at The Corner – IN, of which we own a 50% interest. During 2024, we contributed a total of $13.2 million to unconsolidated joint ventures primarily related to our share of the repayment of the construction loan associated with the development of the Embassy Suites at the University of Notre Dame; and
•We received distributions totaling $4.2 million from unconsolidated joint ventures in 2025. In 2024, we received a $1.6 million distribution upon the joint venture’s disposition of Glendale Center Apartments, of which we own an 11.5% interest, to a third party.
Cash used in financing activities was $698.4 million for the year ended December 31, 2025 compared to cash provided by financing activities of $172.1 million for the same period of 2024. Highlights of significant cash sources and uses in financing activities are as follows:
•In 2025, we borrowed $518.0 million on the Revolving Facility and received $298.5 million from the Notes Due 2032, while in 2024, we borrowed $40.0 million on the Revolving Facility and received total proceeds of $693.0 million from the Notes Due 2034 and the Notes Due 2031;
•We repaid the following in 2025: (i) $433.0 million of borrowings on the Revolving Facility, (ii) $350.0 million principal balance of the 4.00% senior unsecured notes that matured on March 15, 2025, (iii) $150.0 million unsecured term loan that was scheduled to mature on July 17, 2026, (iv) $80.0 million principal balance of the 4.47% senior unsecured notes that matured on September 10, 2025, and (v) $5.2 million of mortgages payable compared to the following repayments in 2024: (a) $149.6 million principal balance of the 4.58% senior unsecured notes that matured on June 30, 2024, (b) $120.0 million unsecured term loan that matured on July 17, 2024, (c) $40.0 million of borrowings on the Revolving Facility, and (d) $5.1 million of mortgages payable;
•We paid $248.0 million, including commissions, to repurchase common shares through our Share Repurchase Program in 2025;
•We made distributions to common shareholders and holders of common partnership interests in the Operating Partnership of $242.9 million in 2025 compared to distributions of $225.5 million in 2024; and
•We incurred $19.0 million in debt and equity issuance costs in 2024 primarily related to the restatement and extension of the Revolving Facility and the $250M Term Loan.

Management’s discussion of the cash flows for the year ended December 31, 2023, with a comparison to the year ended December 31, 2024, was included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2024.
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
We provide repayment and completion guarantees on loans totaling $66.2 million associated with the development of The Corner mixed-use project in the Indianapolis MSA. As of December 31, 2025, the outstanding balance of the loans was $69.1 million, of which our share was $34.5 million.
Our share of estimated future costs for under-construction and future developments and redevelopments is further discussed beginning on page 48 in the “Short-Term Liquidity Needs” and “Long-Term Liquidity Needs” sections.
Outstanding Indebtedness
The following table provides details on our consolidated indebtedness outstanding as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Senior unsecured notes	$2,075,000	$2,205,000
Senior exchangeable notes – fixed rate	175,000	175,000
Unsecured revolving line of credit	85,000	—
Unsecured term loans	550,000	700,000
Mortgages payable – fixed rate	130,737	133,585
Mortgages payable – variable rate	12,200	14,600
Debt discounts, premiums and issuance costs, net	(2,459)	(1,255)
Mortgage and other indebtedness, net	$3,025,478	$3,226,930
Consolidated indebtedness, including weighted average interest rates and weighted average maturities as of December 31, 2025, considering the impact of interest rate swaps, is summarized below (dollars in thousands):

	Amount Outstanding	Ratio	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate debt(1)	$2,530,737	84%	4.28%	4.5
Variable rate debt	497,200	16%	4.73%	2.5
Debt discounts, premiums and issuance costs, net	(2,459)	N/A	N/A	N/A
Mortgage and other indebtedness, net	$3,025,478	100%	4.36%	4.2
(1)Fixed rate debt includes the portion of variable rate debt that has been hedged by interest rate swaps. As of December 31, 2025, $150.0 million in variable rate debt is hedged to a fixed rate through July 17, 2026.
Mortgage indebtedness is collateralized by certain real estate properties and leases and is generally repaid in monthly installments of principal and interest with maturities over various terms through 2033.

The interest rate on our variable rate mortgage is based on SOFR plus 215 basis points as of December 31, 2025. The one-month SOFR interest rate was 3.69% as of December 31, 2025. Fixed interest rates on our mortgages payable range from 3.75% to 5.73%.
Critical Accounting Estimates
Our significant accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies,” to the accompanying consolidated financial statements. As disclosed in Note 2, the preparation of financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. We believe the following discussion addresses our most critical accounting policies, which are those that are most important to the compilation of our financial condition and results of operations and, in some cases, require management’s most difficult, subjective, or complex judgments.
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
We recognize the sale of real estate when control transfers to the buyer. As part of our ongoing business strategy, we will, from time to time, sell properties, land parcels, and outlots, some of which are ground-leased to tenants.
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
Impairment losses for investment properties and intangible assets are measured when the undiscounted cash flows estimated to be generated by the investment properties during the expected holding period are less than their carrying amounts. The evaluation of impairment is subject to certain management assumptions, including projected net operating income, anticipated holding period, expected capital expenditures, and the capitalization rate used to estimate the property’s residual value. Impairment losses are recorded as the excess of the carrying value over the estimated fair value of the asset. Our impairment review for land and development properties assumes we have the intent and ability to complete the developments or projected uses for the land parcels. If we determine those plans will not be completed or our assumptions with respect to operating assets are not realized, an impairment loss may be appropriate.
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
Acquisition of Investment Properties
Real estate assets are recognized on our consolidated balance sheets at historical cost, less accumulated depreciation and amortization. Upon acquisition of real estate operating properties, we estimate the fair value of acquired identifiable tangible assets (consisting of land, buildings and improvements) and identified intangible assets and liabilities (consisting of above-market and below-market leases and in-place leases), assumed debt, and any noncontrolling interest in the acquiree at the date of acquisition based upon an evaluation of information and estimates available at the acquisition date. Based on these estimates, we record the estimated fair value to the applicable assets and liabilities. In making estimates of fair value, several sources are used, including information obtained as a result of pre-acquisition due diligence, marketing, and leasing activities. The estimates of fair value were determined to have primarily relied upon Level 2 and Level 3 inputs, as defined below.
Fair value is determined for tangible assets and intangible assets and liabilities, including:
•the fair value of the building on an as-if-vacant basis and the fair value of the land determined either by comparable market data, real estate tax assessments, independent appraisals, or other relevant data;
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
•the value of having a lease in place at the acquisition date. We use independent and internal sources for our estimates to determine the respective in-place lease values. Our estimates of value use methods similar to those used by independent appraisers. Factors we consider in our analysis include an estimate of costs to execute similar leases, including tenant improvements, leasing commissions, and foregone costs related to the reimbursement of property operating expenses, and fair market rent received during the estimated lease-up period as if the space were vacant. The value of in-place leases is amortized to depreciation and amortization expense over the remaining initial terms of the respective leases; and
•the fair value of any assumed financing that is determined to have above- or below-market terms. We use third-party and independent sources for our estimates to determine the respective fair value of each mortgage and other indebtedness, including related derivative instruments, assumed. The fair market value of each is amortized to interest expense over the remaining initial terms of the respective instruments.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future earnings, cash flows, and fair values relevant to financial instruments depend upon prevailing interest rates. We are exposed to interest rate changes primarily through our Revolving Facility, unsecured term loans, and other property-specific variable-rate mortgages. Our objectives with respect to interest rate risk are to balance the potential impact of interest rate changes on our operations and cash flows against our goal of lowering our overall borrowing costs. To achieve these objectives, we may borrow at fixed or variable rates and enter into derivative financial instruments such as interest rate swaps, hedges, or treasury locks to mitigate our interest rate risk. As a matter of policy, we do not use financial instruments for trading or speculative transactions.
As of December 31, 2025, we had $3.0 billion of outstanding consolidated indebtedness (inclusive of net unamortized debt discounts, premiums and issuance costs of $2.5 million). In addition, we were party to three consolidated interest rate hedge agreements totaling $150.0 million maturing in July 2026. Reflecting the effects of these hedge agreements, our fixed and variable rate debt would have been $2.5 billion (84%) and $497.2 million (16%), respectively, of our total consolidated indebtedness as of December 31, 2025.
As of December 31, 2025, we had $400.0 million of fixed-rate debt scheduled to mature in 2026. A 100-basis-point change in interest rates on this debt as of December 31, 2025 would change our annual cash flow by $4.0 million. A 100-basis-point change in interest rates on our unhedged variable rate debt as of December 31, 2025 would change our annual cash flow by $5.0 million. Based upon the terms of our variable rate debt, we are most vulnerable to a change in short-term SOFR interest rates.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements of the Company included in this Report are listed in Part IV, Item 15 of this report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Kite Realty Group Trust
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Parent Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Parent Company’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes to the Parent Company’s internal control over financial reporting during the fourth quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
Management Report on Internal Control Over Financial Reporting
The Parent Company is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision of and with the participation of the Parent Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Parent Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control – Integrated Framework, the Parent Company’s management has concluded that its internal control over financial reporting was effective as of December 31, 2025. The Parent Company’s independent auditors, KPMG LLP, an independent registered public accounting firm, have issued a report on its internal control over financial reporting as stated in their report, which is included herein.

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
Kite Realty Group, L.P.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Operating Partnership’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Operating Partnership’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes to the Operating Partnership’s internal control over financial reporting during the fourth quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
Management Report on Internal Control Over Financial Reporting
The Operating Partnership is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision of and with the participation of the Operating Partnership’s management, including its Chief Executive Officer and Chief Financial Officer, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control – Integrated Framework, the Operating Partnership’s management has concluded that its internal control over financial reporting was effective as of December 31, 2025. The Operating Partnership’s independent auditors, KPMG LLP, an independent registered public accounting firm, have issued a report on its internal control over financial reporting as stated in their report, which is included herein.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Trustees of Kite Realty Group Trust:
Opinion on Internal Control Over Financial Reporting
We have audited Kite Realty Group Trust and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule III – Consolidated Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements), and our report dated February 17, 2026 expressed an unqualified opinion on those consolidated financial statements.
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
Chicago, Illinois
February 17, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of Kite Realty Group, L.P. and Board of Trustees of Kite Realty Group Trust:
Opinion on Internal Control Over Financial Reporting
We have audited Kite Realty Group, L.P. and subsidiaries’ (the Partnership) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), partners’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule III – Consolidated Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements), and our report dated February 17, 2026 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Chicago, Illinois
February 17, 2026

ITEM 9B. OTHER INFORMATION
Trading Arrangements
During the three months ended December 31, 2025, none of our officers or trustees adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is hereby incorporated by reference to the material appearing in our 2026 Annual Meeting Proxy Statement, which we intend to file within 120 days after our fiscal year-end in accordance with Regulation 14A (the “Proxy Statement”).
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
Consolidated financial statements for the Company and the Operating Partnership listed on the index immediately preceding the financial statements at the end of this report.
(2)	Financial Statement Schedule:
Financial statement schedule for the Company and the Operating Partnership listed on the index immediately preceding the financial statements at the end of this report.
(3)	Exhibits
EXHIBIT INDEX

Exhibit No.	Description	Location

2.1	Agreement and Plan of Merger by and among Kite Realty Group Trust, KRG Magellan, LLC and Inland Diversified Real Estate Trust, Inc., dated February 9, 2014	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on February 11, 2014

2.2	Agreement and Plan of Merger, dated as of July 18, 2021, by and among Kite Realty Group Trust, KRG Oak, LLC, and Retail Properties of America, Inc.	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 19, 2021

3.1	Articles of Amendment and Restatement of Declaration of Trust of Kite Realty Group Trust, as supplemented and amended	Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 28, 2022

3.2	Third Amended and Restated Bylaws of Kite Realty Group Trust, effective November 8, 2023	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on November 9, 2023

3.3	Certificate of Limited Partnership of Kite Realty Group, L.P.	Incorporated by reference to Exhibit 3.7 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 22, 2021

4.1	Form of Common Share Certificate	Incorporated by reference to Exhibit 4.1 to Kite Realty Group Trust’s registration statement on Form S-11 (File No. 333-114224) declared effective by the SEC on August 10, 2004

4.2	Indenture, dated September 26, 2016, between Kite Realty Group, L.P., as Issuer, and U.S. Bank National Association, as Trustee	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 27, 2016

4.3	First Supplemental Indenture, dated September 26, 2016, among Kite Realty Group, L.P., as Issuer, Kite Realty Group Trust, as Possible Future Guarantor, and U.S. Bank National Association, as Trustee	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 27, 2016

4.4	Form of Global Note representing the 4.000% Senior Notes due 2026 (included in Exhibit 4.3)	Incorporated by reference to Exhibits 4.2 and 4.3 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 27, 2016

4.5
Second Supplemental Indenture, dated January 17, 2024, among Kite Realty Group, L.P., as Issuer, Kite Realty Group Trust, as Possible Future Guarantor, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as Trustee
Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on January 17, 2024

Exhibit No.	Description	Location

4.6	Form of Global Note representing the 5.500% Senior Notes due 2034 (included in Exhibit 4.5)	Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on January 17, 2024

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
Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on June 27, 2025

4.10	Form of Global Note representing the 5.20% Senior Notes due 2032 (included in Exhibit 4.9)	Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on June 27, 2025

4.11	Indenture, dated as of March 22, 2021, among Kite Realty Group, L.P., as Issuer, Kite Realty Group Trust, as REIT, and U.S. Bank National Association, as Trustee	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 22, 2021

4.12	Form of Global Note representing the 0.75% Exchangeable Senior Notes due 2027 (included in Exhibit 4.11)	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 22, 2021

4.13	Indenture, dated March 12, 2015, by and between Retail Properties of America, Inc. as Issuer and U.S. Bank National Association as Trustee	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Retail Properties of America, Inc. filed with the SEC on March 12, 2015

4.14	Third Supplemental Indenture, dated August 25, 2020, by and between Retail Properties of America, Inc. as Issuer and U.S. Bank National Association as Trustee	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Retail Properties of America, Inc. filed with the SEC on August 25, 2020

4.15	Fourth Supplemental Indenture, dated as of October 22, 2021, between Kite Realty Group, L.P., as Successor Company, and U.S. Bank National Association, as Trustee	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

4.16	Description of the Registrant’s Securities	Incorporated by reference to Exhibit 4.14 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 20, 2024

10.1	Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P., dated as of August 16, 2004	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.2	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P., dated as of December 7, 2010	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on December 13, 2010

10.3	Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 12, 2012

Exhibit No.	Description	Location

10.4	Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 29, 2014

10.5	Amendment No. 4 to Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 5, 2019

10.6	Amendment No. 5 to Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 26, 2019

10.7	Amendment No. 6 to Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P.	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust filed with the SEC on August 7, 2023

10.8	Executive Employment Agreement, dated as of December 29, 2020, by and between the Company and John A. Kite*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on December 31, 2020

10.9	Executive Employment Agreement, dated as of December 29, 2020, by and between the Company and Thomas K. McGowan*	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on December 31, 2020

10.10	Executive Employment Agreement, dated as of December 29, 2020, by and between the Company and Heath R. Fear*	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on December 31, 2020

10.11	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group Trust, Kite Realty Group, L.P. and John A. Kite*	Incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.12	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group Trust, Kite Realty Group, L.P. and Thomas K. McGowan*	Incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.13	Indemnification Agreement, dated as of November 5, 2018, by and among Kite Realty Group Trust, Kite Realty Group, L.P. and Heath R. Fear*	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on November 7, 2018

10.14	Indemnification Agreement, dated as of March 8, 2013, by and between Kite Realty Group Trust, Kite Realty Group, L.P. and Victor J. Coleman*	Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on March 8, 2013

10.15	Indemnification Agreement, dated as of March 7, 2014, by and between Kite Realty Group Trust, Kite Realty Group, L.P. and Christie B. Kelly*	Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on March 7, 2014

10.16	Indemnification Agreement, dated as of March 7, 2014, by and between Kite Realty Group Trust, Kite Realty Group, L.P. and David R. O’Reilly*	Incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on March 7, 2014

10.17	Indemnification Agreement, dated as of March 7, 2014, by and between Kite Realty Group Trust, Kite Realty Group, L.P. and Barton R. Peterson*	Incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on March 7, 2014

Exhibit No.	Description	Location

10.18	Indemnification Agreement, dated as of February 27, 2015, by and between Kite Realty Group Trust, Kite Realty Group, L.P., and Charles H. Wurtzebach*	Incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

10.19	Indemnification Agreement, dated as of February 16, 2020, by and between Kite Realty Group Trust, Kite Realty Group, L.P. and Caroline L. Young*	Incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 22, 2021

10.20	Indemnification Agreement, dated as of March 24, 2021, by and among Kite Realty Group Trust, Kite Realty Group, L.P. and Derrick Burks*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 25, 2021

10.21	Indemnification Agreement, dated as of October 22, 2021, by and among Kite Realty Group Trust, Kite Realty Group, L.P. and Bonnie S. Biumi*	Incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.22	Indemnification Agreement, dated as of October 22, 2021, by and among Kite Realty Group Trust, Kite Realty Group, L.P. and Steven P. Grimes*	Incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.23	Indemnification Agreement, dated as of October 22, 2021, by and among Kite Realty Group Trust, Kite Realty Group, L.P. and Peter L. Lynch*	Incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.24	Kite Realty Group Trust 2008 Employee Share Purchase Plan*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 12, 2008

10.25
Registration Rights Agreement, dated as of August 16, 2004, by and among the Company, Alvin E. Kite, Jr., John A. Kite, Paul W. Kite, Thomas K. McGowan, Daniel R. Sink, George F. McMannis, Mark Jenkins, C. Kenneth Kite, David Grieve and KMI Holdings, LLC
Incorporated by reference to Exhibit 10.32 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.26	Amendment No. 1 to Registration Rights Agreement, dated August 29, 2005, by and among the Company and the other parties listed on the signature page thereto	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust filed with the SEC on November 14, 2005

10.27	Registration Rights Agreement, dated as of March 22, 2021, by and among Kite Realty Group Trust, Kite Realty Group, L.P. and the initial purchasers party thereto	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 22, 2021

10.28	Tax Protection Agreement, dated August 16, 2004, by and among the Company, Kite Realty Group, L.P., Alvin E. Kite, Jr., John A. Kite, Paul W. Kite, Thomas K. McGowan and C. Kenneth Kite	Incorporated by reference to Exhibit 10.33 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.29	Form of 2014 Outperformance Plan LTIP Unit Award Agreement*	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 29, 2014

10.30	Form of 2016 Outperformance Plan LTIP Unit Award Agreement*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on February 3, 2016

10.31	Kite Realty Group Trust 2013 Equity Incentive Plan, as amended and restated as of May 11, 2022*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 13, 2022

Exhibit No.	Description	Location

10.32	Form of Nonqualified Share Option Agreement under 2013 Equity Incentive Plan*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 14, 2013

10.33	Form of Restricted Share Agreement under 2013 Equity Incentive Plan*	Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 14, 2013

10.34	Retail Properties of America, Inc. Amended and Restated 2014 Long-Term Equity Compensation Plan*	Incorporated by reference to Exhibit 10.1 of the Registration on Form S-8 of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.35	Kite Realty Group Trust Trustee Deferred Compensation Plan*	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust filed with the SEC on August 9, 2006

10.36	Form of Performance Share Unit Agreement under 2013 Equity Incentive Plan*	Incorporated by reference to Exhibit 10.38 of the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2017

10.37	Form of Performance Restricted Share Agreement under 2013 Equity Incentive Plan*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on November 7, 2018

10.38	Form of Appreciation Only LTIP Unit Agreement*	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 5, 2019

10.39	Form of LTIP Unit Agreement*	Incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 22, 2021

10.40	Form of Performance LTIP Unit Agreement*	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust filed with the SEC on May 6, 2022

10.41	Term Loan Agreement, dated as of October 25, 2018, by and among Kite Realty Group, L.P., KeyBank National Association, as Administrative Agent, and the other lenders party thereto	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 26, 2018

10.42
First Amendment to Term Loan Agreement, dated as of December 21, 2022, by and among Kite Realty Group, L.P., Kite Realty Group Trust, KeyBank National Association, as Administrative Agent, and the other lenders party thereto
Incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 21, 2023

10.43
Second Amendment to Term Loan Agreement, dated as of October 3, 2024, by and among Kite Realty Group, L.P., Kite Realty Group Trust, KeyBank National Association, as Administrative Agent, and the other lenders party thereto
Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 8, 2024

10.44
Third Amendment to Term Loan Agreement, dated as of July 28, 2025, by and among Kite Realty Group, L.P., Kite Realty Group Trust, KeyBank National Association, as Administrative Agent, and the other lenders party thereto
Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 30, 2025

10.45	Amended and Restated Springing Guaranty, dated as of October 3, 2024, by Kite Realty Group Trust in favor of KeyBank National Association, as Agent	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 8, 2024

Exhibit No.	Description	Location

10.46	Note Purchase Agreement, dated as of August 28, 2015, by and among Kite Realty Group, L.P., and the other parties named therein as Purchasers	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 3, 2015

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

10.48
First Amendment to Sixth Amended and Restated Credit Agreement, dated as of October 22, 2021, by and among Kite Realty Group, L.P., Kite Realty Group Trust, KeyBank National Association, as Administrative Agent, and the lenders party thereto
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.49
Second Amendment to Sixth Amended and Restated Credit Agreement, dated as of July 29, 2022, by and among Kite Realty Group, L.P., Kite Realty Group Trust, KeyBank National Association, as Administrative Agent, and the lenders party thereto
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 2, 2022

10.50
Third Amendment to Sixth Amended and Restated Credit Agreement, dated as of October 3, 2024, by and among Kite Realty Group, L.P., Kite Realty Group Trust, KeyBank National Association, as Administrative Agent, and the other lenders party thereto
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 8, 2024

10.51
Fourth Amendment to Sixth Amended and Restated Credit Agreement, dated as of July 28, 2025, by and among Kite Realty Group, L.P., Kite Realty Group Trust, KeyBank National Association, as Administrative Agent, and the other lenders party thereto
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 30, 2025

10.52	Springing Guaranty, dated as of October 22, 2021, by Kite Realty Group Trust	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.53
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

10.54
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

10.55
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

10.56
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

Exhibit No.	Description	Location

10.58	Springing Guaranty, dated as of October 22, 2021, by Kite Realty Group Trust	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.59	Note Purchase Agreement dated as of September 30, 2016, among Retail Properties of America, Inc. as issuer and certain institutions as purchasers	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Retail Properties of America, Inc. filed with the SEC on October 5, 2016

10.60	Assumption Agreement with respect to the 2016 Note Purchase Agreement, dated as of October 22, 2021, by Kite Realty Group, L.P.	Incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.61	Springing Guaranty with respect to the 2016 Note Purchase Agreement, dated as of October 22, 2021, by Kite Realty Group Trust	Incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.62	Note Purchase Agreement dated as of April 5, 2019 among Retail Properties of America, Inc. as issuer and certain institutions as purchasers	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Retail Properties of America, Inc. filed with the SEC on April 9, 2019

10.63	Assumption Agreement with respect to the 2019 Note Purchase Agreement, dated as of October 22, 2021, by Kite Realty Group, L.P.	Incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

10.64	Springing Guaranty with respect to the 2019 Note Purchase Agreement, dated as of October 22, 2021, by Kite Realty Group Trust	Incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 22, 2021

19.1	Policy on Inside Information and Insider Trading	Incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 12, 2025

21.1	List of Subsidiaries	Filed herewith

23.1	Consent of KPMG LLP relating to the Parent Company	Filed herewith

23.2	Consent of KPMG LLP relating to the Operating Partnership	Filed herewith

31.1	Certification of principal executive officer of the Parent Company required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of principal financial officer of the Parent Company required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

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
Filed herewith

Exhibit No.	Description	Location

97.1	Kite Realty Group Trust Compensation Recovery Policy	Incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 20, 2024

101.INS	Inline XBRL Instance Document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith
*Denotes a management contract or compensatory plan contract or arrangement.
ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

KITE REALTY GROUP TRUST
(Registrant)

/s/ JOHN A. KITE

John A. Kite
Date:	February 17, 2026	Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ HEATH R. FEAR

Heath R. Fear
Date:	February 17, 2026	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

KITE REALTY GROUP, L.P.
(Registrant)
By: Kite Realty Group Trust, its sole general partner

/s/ JOHN A. KITE

John A. Kite
Date:	February 17, 2026	Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ HEATH R. FEAR

Heath R. Fear
Date:	February 17, 2026	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN A. KITE	Chairman, Chief Executive Officer, and Trustee (Principal Executive Officer)	February 17, 2026
(John A. Kite)

/s/ BONNIE S. BIUMI	Trustee	February 17, 2026
(Bonnie S. Biumi)

/s/ DERRICK BURKS	Trustee	February 17, 2026
(Derrick Burks)

/s/ VICTOR J. COLEMAN	Trustee	February 17, 2026
(Victor J. Coleman)

/s/ STEVEN P. GRIMES	Trustee	February 17, 2026
(Steven P. Grimes)

/s/ CHRISTIE B. KELLY	Trustee	February 17, 2026
(Christie B. Kelly)

/s/ PETER L. LYNCH	Trustee	February 17, 2026
(Peter L. Lynch)

/s/ DAVID R. O’REILLY	Trustee	February 17, 2026
(David R. O’Reilly)

/s/ BARTON R. PETERSON	Trustee	February 17, 2026
(Barton R. Peterson)

/s/ CHARLES H. WURTZEBACH	Trustee	February 17, 2026
(Charles H. Wurtzebach)

/s/ CAROLINE L. YOUNG	Trustee	February 17, 2026
(Caroline L. Young)

/s/ HEATH R. FEAR	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 17, 2026
(Heath R. Fear)

/s/ JOSEPH D. SCHMID	Interim Chief Accounting Officer	February 17, 2026
(Joseph D. Schmid)

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Trustees of Kite Realty Group Trust:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Kite Realty Group Trust and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule III – Consolidated Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 17, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of investment properties for potential impairment
As discussed in Note 2 to the consolidated financial statements, investment properties, at cost was $7,003,479 thousand as of December 31, 2025. The Company’s investment properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. This review for potential impairment triggering events requires certain assumptions, estimates, and significant judgment, including about the anticipated holding period for an investment property.
We identified the evaluation of certain investment properties for potential impairment as a critical audit matter. Subjective and challenging auditor judgment was required to evaluate the Company’s intent and ability to hold investment properties for particular periods of time. A shortening of the anticipated holding period could indicate a potential impairment.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of a certain internal control related to the Company’s process to evaluate potential impairment triggering events, including a control related to the evaluation of the holding period. We compared the holding periods assumed in the Company’s analysis to the Company’s historical holding periods for similar properties. We inquired of Company management and inspected documents, such as meeting minutes of the board of trustees and its sub-committees, and management’s capital allocation committee to evaluate the Company’s intent and ability to hold investment properties for particular periods of time. We read external communications with investors and analysts in order to identify information regarding potential sales of the Company’s investment properties. We obtained management representations regarding potential disposal plans, if any.
/s/ KPMG LLP
We have served as the Company’s auditor since 2020.
Chicago, Illinois
February 17, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of Kite Realty Group, L.P. and Board of Trustees of Kite Realty Group Trust:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Kite Realty Group, L.P. and subsidiaries (the Partnership) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), partners’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule III – Consolidated Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 17, 2026 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.
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
Evaluation of investment properties for potential impairment
As discussed in Note 2 to the consolidated financial statements, investment properties, at cost was $7,003,479 thousand as of December 31, 2025. The Partnership’s investment properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. This review for potential impairment triggering events requires certain assumptions, estimates, and significant judgment, including about the anticipated holding period for an investment property.
We identified the evaluation of certain investment properties for potential impairment as a critical audit matter. Subjective and challenging auditor judgment was required to evaluate the Partnership’s intent and ability to hold investment properties for particular periods of time. A shortening of the anticipated holding period could indicate a potential impairment.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of a certain internal control related to the Partnership’s process to evaluate potential impairment triggering events, including a control related to the evaluation of the holding period. We compared the holding periods assumed in the Partnership’s analysis to the Partnership’s historical holding periods for similar properties. We inquired of Partnership management and inspected documents, such as meeting minutes of Kite Realty Group Trust’s (the Parent Company’s) board of trustees and its sub-committees, and management’s capital allocation committee to evaluate the Partnership’s intent and ability to hold investment properties for particular periods of time. We read external communications with investors and analysts in order to identify information regarding potential sales of the Partnership’s investment properties. We obtained management representations regarding potential disposal plans, if any.
/s/ KPMG LLP
We have served as the Partnership’s auditor since 2020.
Chicago, Illinois
February 17, 2026

KITE REALTY GROUP TRUST
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2025	December 31, 2024
Assets:
Investment properties, at cost:	$7,003,479	$7,634,191
Less: accumulated depreciation	(1,656,191)	(1,587,661)
Net investment properties	5,347,288	6,046,530

Cash and cash equivalents	36,761	128,056
Tenant and other receivables, including accrued straight-line rent of $70,940 and $67,377, respectively	127,865	125,768
Restricted cash and escrow deposits	441,605	5,271
Deferred costs, net	181,553	238,213
Short-term deposits	—	350,000
Prepaid and other assets	93,913	104,627
Investments in unconsolidated subsidiaries	364,407	19,511
Assets associated with investment properties held for sale	71,105	73,791
Total assets	$6,664,497	$7,091,767

Liabilities and Equity:
Liabilities:
Mortgage and other indebtedness, net	$3,025,478	$3,226,930
Accounts payable and accrued expenses	221,118	202,651
Deferred revenue and other liabilities	221,813	246,100
Liabilities associated with investment properties held for sale	4,314	4,009
Total liabilities	3,472,723	3,679,690

Commitments and contingencies
Limited Partners’ interests in the Operating Partnership	116,245	98,074

Equity:
Common shares, $0.01 par value, 490,000,000 shares authorized, 208,979,900 and 219,667,067 shares issued and outstanding at December 31, 2025 and 2024, respectively	2,090	2,197
Additional paid-in capital	4,612,280	4,868,554
Accumulated other comprehensive income	23,079	36,612
Accumulated deficit	(1,563,840)	(1,595,253)
Total shareholders’ equity	3,073,609	3,312,110
Noncontrolling interests	1,920	1,893
Total equity	3,075,529	3,314,003
Total liabilities and equity	$6,664,497	$7,091,767
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue:
Rental income	$830,771	$826,548	$810,146
Other property-related revenue	9,354	6,268	6,830
Fee income	4,240	4,663	4,366
Total revenue	844,365	837,479	821,342

Expenses:
Property operating	116,113	113,601	107,958
Real estate taxes	104,531	103,893	102,426
General, administrative and other	55,459	52,558	56,142
Depreciation and amortization	373,287	393,335	426,361
Impairment charges	51,849	66,201	477
Total expenses	701,239	729,588	693,364

Other (expense) income:
Interest expense	(132,577)	(125,691)	(105,349)
Income tax expense of taxable REIT subsidiaries	(467)	(139)	(533)
Gain (loss) on sales of operating properties, net	291,962	(864)	22,601
Net gains from outlot sales	6,096	4,363	1,662
Loss on extinguishment of debt	—	(180)	—
Equity in (loss) earnings of unconsolidated subsidiaries	(11,650)	(1,158)	33
Gain on sale of unconsolidated property, net	—	2,325	—
Other income, net	9,038	17,869	1,991
Net income	305,528	4,416	48,383
Net income attributable to noncontrolling interests	(6,865)	(345)	(885)
Net income attributable to common shareholders	$298,663	$4,071	$47,498

Net income per common share – basic and diluted	$1.37	$0.02	$0.22

Weighted average common shares outstanding – basic	218,310,451	219,614,149	219,344,832
Weighted average common shares outstanding – diluted	218,429,473	219,727,496	219,728,283

Net income	$305,528	$4,416	$48,383
Change in fair value of derivatives	(13,637)	(15,937)	(22,008)
Total comprehensive income (loss)	291,891	(11,521)	26,375
Comprehensive income attributable to noncontrolling interests	(6,762)	(231)	(786)
Comprehensive income (loss) attributable to the Company	$285,129	$(11,752)	$25,589
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST
Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2022	219,185,658	$2,192	$4,897,736	$74,344	$(1,207,757)	$3,766,515
Stock compensation activity	189,610	2	10,789	—	—	10,791
Other comprehensive loss	—	—	—	(21,909)	—	(21,909)
Distributions to common shareholders	—	—	—	—	(212,824)	(212,824)
Net income attributable to common shareholders	—	—	—	—	47,498	47,498
Exchange of redeemable noncontrolling interests for common shares	73,161	—	1,568	—	—	1,568
Adjustment to redeemable noncontrolling interests	—	—	(23,501)	—	—	(23,501)
Balance at December 31, 2023	219,448,429	$2,194	$4,886,592	$52,435	$(1,373,083)	$3,568,138

Stock compensation activity	218,638	3	10,767	—	—	10,770
Other comprehensive loss	—	—	—	(15,823)	—	(15,823)
Distributions to common shareholders	—	—	—	—	(226,241)	(226,241)
Net income attributable to common shareholders	—	—	—	—	4,071	4,071
Adjustment to redeemable noncontrolling interests	—	—	(28,805)	—	—	(28,805)
Balance at December 31, 2024	219,667,067	$2,197	$4,868,554	$36,612	$(1,595,253)	$3,312,110

Stock compensation activity	168,219	1	10,656	—	—	10,657
Shares repurchased through Share Repurchase Program	(10,855,386)	(108)	(247,855)	—	—	(247,963)
Other comprehensive loss	—	—	—	(13,533)	—	(13,533)
Distributions to common shareholders	—	—	—	—	(267,250)	(267,250)
Net income attributable to common shareholders	—	—	—	—	298,663	298,663
Adjustment to redeemable noncontrolling interests	—	—	(19,075)	—	—	(19,075)
Balance at December 31, 2025	208,979,900	$2,090	$4,612,280	$23,079	$(1,563,840)	$3,073,609
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$305,528	$4,416	$48,383
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	380,155	397,985	429,970
(Gain) loss on sales of operating properties, net	(291,962)	864	(22,601)
Net gains from outlot sales	(6,096)	(4,363)	(1,662)
Gain on sale of unconsolidated property, net	—	(2,325)	—
Impairment charges	51,849	66,201	477
Loss on extinguishment of debt	—	180	—
Straight-line rent	(10,354)	(12,089)	(11,812)
Compensation expense for equity awards	10,804	10,740	10,116
Amortization of debt fair value adjustments	(6,273)	(12,038)	(13,366)
Amortization of in-place lease assets and liabilities	(8,300)	(10,078)	(12,025)
Equity in loss (earnings) of unconsolidated joint ventures	11,650	1,158	(33)
Changes in assets and liabilities:
Tenant receivables	(2,906)	(2,610)	(940)
Deferred costs and other assets	(8,402)	(20,442)	(28,217)
Accounts payable, accrued expenses, deferred revenue and other liabilities	3,966	1,429	(3,642)
Net cash provided by operating activities	429,659	419,028	394,648

Cash flows from investing activities:
Acquisitions of interests in properties	(67,854)	(40,561)	(78,274)
Capital expenditures	(152,005)	(140,470)	(144,656)
Net proceeds from outlot sales	12,858	13,198	3,166
Net proceeds from sales of operating properties	721,823	30,409	137,687
Investments in unconsolidated subsidiaries	(253,924)	—	—
Investment in short-term deposits	—	(615,000)	—
Proceeds from short-term deposits	350,000	265,000	—
Small business loan repayments	—	—	346
Distributions from unconsolidated joint ventures	4,201	1,618	—
Capital contributions to unconsolidated joint ventures	(1,569)	(13,185)	—
Net cash provided by (used in) investing activities	613,530	(498,991)	(81,731)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	78	74	86
Repurchases of common shares upon the vesting of restricted shares	(1,339)	(907)	(767)
Shares repurchased through Share Repurchase Program	(247,963)	—	—
Debt and equity issuance costs	(4,279)	(18,992)	(767)
Loan proceeds	816,539	732,993	369,095
Loan payments	(1,018,248)	(314,756)	(544,410)
Distributions paid – common shareholders	(236,477)	(221,793)	(210,546)
Distributions paid – redeemable noncontrolling interests	(6,377)	(3,717)	(2,952)
Distributions to noncontrolling interests	(284)	(817)	(3,196)
Net cash (used in) provided by financing activities	(698,350)	172,085	(393,457)

Net change in cash, cash equivalents and restricted cash	344,839	92,122	(80,540)
Cash, cash equivalents and restricted cash, beginning of year	133,552	41,430	121,970
Cash, cash equivalents and restricted cash, end of year	$478,391	$133,552	$41,430

Supplemental disclosures:
Cash paid for interest, net of capitalized interest	$133,407	$130,630	$120,870
Non-cash investing and financing activities:
Accrued capital expenditures and tenant improvements	$7,241	$10,259	$9,780
Contribution of real estate and working capital in exchange for equity investment in unconsolidated joint venture	$122,622	$—	$—
Exchange of redeemable noncontrolling interests for common shares	$—	$—	$1,568
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except unit and per unit data)

	December 31, 2025	December 31, 2024
Assets:
Investment properties, at cost:	$7,003,479	$7,634,191
Less: accumulated depreciation	(1,656,191)	(1,587,661)
Net investment properties	5,347,288	6,046,530

Cash and cash equivalents	36,761	128,056
Tenant and other receivables, including accrued straight-line rent of $70,940 and $67,377, respectively	127,865	125,768
Restricted cash and escrow deposits	441,605	5,271
Deferred costs, net	181,553	238,213
Short-term deposits	—	350,000
Prepaid and other assets	93,913	104,627
Investments in unconsolidated subsidiaries	364,407	19,511
Assets associated with investment properties held for sale	71,105	73,791
Total assets	$6,664,497	$7,091,767

Liabilities and Equity:
Liabilities:
Mortgage and other indebtedness, net	$3,025,478	$3,226,930
Accounts payable and accrued expenses	221,118	202,651
Deferred revenue and other liabilities	221,813	246,100
Liabilities associated with investment properties held for sale	4,314	4,009
Total liabilities	3,472,723	3,679,690

Commitments and contingencies
Limited Partners’ interests in the Operating Partnership	116,245	98,074

Partners’ Equity:
Common equity, 208,979,900 and 219,667,067 units issued and outstanding at December 31, 2025 and 2024, respectively	3,050,530	3,275,498
Accumulated other comprehensive income	23,079	36,612
Total Partners’ equity	3,073,609	3,312,110
Noncontrolling interests	1,920	1,893
Total equity	3,075,529	3,314,003
Total liabilities and equity	$6,664,497	$7,091,767
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except unit and per unit data)

	Year Ended December 31,
	2025	2024	2023
Revenue:
Rental income	$830,771	$826,548	$810,146
Other property-related revenue	9,354	6,268	6,830
Fee income	4,240	4,663	4,366
Total revenue	844,365	837,479	821,342

Expenses:
Property operating	116,113	113,601	107,958
Real estate taxes	104,531	103,893	102,426
General, administrative and other	55,459	52,558	56,142
Depreciation and amortization	373,287	393,335	426,361
Impairment charges	51,849	66,201	477
Total expenses	701,239	729,588	693,364

Other (expense) income:
Interest expense	(132,577)	(125,691)	(105,349)
Income tax expense of taxable REIT subsidiaries	(467)	(139)	(533)
Gain (loss) on sales of operating properties, net	291,962	(864)	22,601
Net gains from outlot sales	6,096	4,363	1,662
Loss on extinguishment of debt	—	(180)	—
Equity in (loss) earnings of unconsolidated subsidiaries	(11,650)	(1,158)	33
Gain on sale of unconsolidated property, net	—	2,325	—
Other income, net	9,038	17,869	1,991
Net income	305,528	4,416	48,383
Net income attributable to noncontrolling interests	(311)	(280)	(257)
Net income attributable to common unitholders	$305,217	$4,136	$48,126

Allocation of net income:
Limited Partners	$6,554	$65	$628
Parent Company	298,663	4,071	47,498
	$305,217	$4,136	$48,126

Net income per unit – basic and diluted	$1.37	$0.02	$0.22

Weighted average common units outstanding – basic	223,073,641	223,416,919	222,514,956
Weighted average common units outstanding – diluted	223,192,663	223,530,266	222,898,407

Net income	$305,528	$4,416	$48,383
Change in fair value of derivatives	(13,637)	(15,937)	(22,008)
Total comprehensive income (loss)	291,891	(11,521)	26,375
Comprehensive income attributable to noncontrolling interests	(311)	(280)	(257)
Comprehensive income (loss) attributable to common unitholders	$291,580	$(11,801)	$26,118
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Statements of Partners’ Equity
(in thousands)

	General Partner		Total
	Common Equity	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2022	$3,692,171	$74,344	$3,766,515
Stock compensation activity	10,791	—	10,791
Other comprehensive loss attributable to Parent Company	—	(21,909)	(21,909)
Distributions to Parent Company	(212,824)	—	(212,824)
Net income attributable to Parent Company	47,498	—	47,498
Conversion of Limited Partner Units to shares of the Parent Company	1,568	—	1,568
Adjustment to redeemable noncontrolling interests	(23,501)	—	(23,501)
Balance at December 31, 2023	$3,515,703	$52,435	$3,568,138

Stock compensation activity	10,770	—	10,770
Other comprehensive loss attributable to Parent Company	—	(15,823)	(15,823)
Distributions to Parent Company	(226,241)	—	(226,241)
Net income attributable to Parent Company	4,071	—	4,071
Adjustment to redeemable noncontrolling interests	(28,805)	—	(28,805)
Balance at December 31, 2024	$3,275,498	$36,612	$3,312,110

Stock compensation activity	10,657	—	10,657
Units repurchased in connection with Share Repurchase Program	(247,963)	—	(247,963)
Other comprehensive loss attributable to Parent Company	—	(13,533)	(13,533)
Distributions to Parent Company	(267,250)	—	(267,250)
Net income attributable to Parent Company	298,663	—	298,663
Adjustment to redeemable noncontrolling interests	(19,075)	—	(19,075)
Balance at December 31, 2025	$3,050,530	$23,079	$3,073,609
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$305,528	$4,416	$48,383
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	380,155	397,985	429,970
(Gain) loss on sales of operating properties, net	(291,962)	864	(22,601)
Net gains from outlot sales	(6,096)	(4,363)	(1,662)
Gain on sale of unconsolidated property, net	—	(2,325)	—
Impairment charges	51,849	66,201	477
Loss on extinguishment of debt	—	180	—
Straight-line rent	(10,354)	(12,089)	(11,812)
Compensation expense for equity awards	10,804	10,740	10,116
Amortization of debt fair value adjustments	(6,273)	(12,038)	(13,366)
Amortization of in-place lease assets and liabilities	(8,300)	(10,078)	(12,025)
Equity in loss (earnings) of unconsolidated joint ventures	11,650	1,158	(33)
Changes in assets and liabilities:
Tenant receivables	(2,906)	(2,610)	(940)
Deferred costs and other assets	(8,402)	(20,442)	(28,217)
Accounts payable, accrued expenses, deferred revenue and other liabilities	3,966	1,429	(3,642)
Net cash provided by operating activities	429,659	419,028	394,648

Cash flows from investing activities:
Acquisitions of interests in properties	(67,854)	(40,561)	(78,274)
Capital expenditures	(152,005)	(140,470)	(144,656)
Net proceeds from outlot sales	12,858	13,198	3,166
Net proceeds from sales of operating properties	721,823	30,409	137,687
Investments in unconsolidated subsidiaries	(253,924)	—	—
Investment in short-term deposits	—	(615,000)	—
Proceeds from short-term deposits	350,000	265,000	—
Small business loan repayments	—	—	346
Distributions from unconsolidated joint ventures	4,201	1,618	—
Capital contributions to unconsolidated joint ventures	(1,569)	(13,185)	—
Net cash provided by (used in) investing activities	613,530	(498,991)	(81,731)

Cash flows from financing activities:
Contributions from the General Partner	78	74	86
Repurchases of common shares upon the vesting of restricted shares	(1,339)	(907)	(767)
Units repurchased in connection with Share Repurchase Program	(247,963)	—	—
Debt and equity issuance costs	(4,279)	(18,992)	(767)
Loan proceeds	816,539	732,993	369,095
Loan payments	(1,018,248)	(314,756)	(544,410)
Distributions paid – common unitholders	(236,477)	(221,793)	(210,546)
Distributions paid – redeemable noncontrolling interests	(6,377)	(3,717)	(2,952)
Distributions to noncontrolling interests	(284)	(817)	(3,196)
Net cash (used in) provided by financing activities	(698,350)	172,085	(393,457)

Net change in cash, cash equivalents and restricted cash	344,839	92,122	(80,540)
Cash, cash equivalents and restricted cash, beginning of year	133,552	41,430	121,970
Cash, cash equivalents and restricted cash, end of year	$478,391	$133,552	$41,430

Supplemental disclosures:
Cash paid for interest, net of capitalized interest	$133,407	$130,630	$120,870
Non-cash investing and financing activities:
Accrued capital expenditures and tenant improvements	$7,241	$10,259	$9,780
Contribution of real estate and working capital in exchange for equity investment in unconsolidated joint venture	$122,622	$—	$—
Conversion of Limited Partner Units to shares of the Parent Company	$—	$—	$1,568
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION
Kite Realty Group Trust (the “Parent Company”) is a publicly held REIT that, through its majority-owned subsidiary, Kite Realty Group, L.P. (the “Operating Partnership”), owns interests in various operating subsidiaries and joint ventures engaged in the ownership, operation, acquisition, development, and redevelopment of high-quality, open-air, grocery-anchored shopping centers and vibrant mixed-use assets that are primarily located in high-growth Sun Belt markets and select strategic gateway markets in the United States. The terms “Company,” “we,” “us,” and “our” refer to the Parent Company and the Operating Partnership, collectively, and those entities owned or controlled by the Parent Company and/or the Operating Partnership.
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
The Parent Company is the sole general partner of the Operating Partnership and, as of December 31, 2025, owned approximately 97.7% of the common partnership interests in the Operating Partnership (the “General Partner Units”). The remaining 2.3% of the common partnership interests (the “Limited Partner Units” and, together with the General Partner Units, the “Common Units”) were owned by the limited partners. As the sole general partner of the Operating Partnership, the Parent Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. The Parent Company and the Operating Partnership operate as one enterprise. The management of the Parent Company consists of the same members as the management of the Operating Partnership. As the sole general partner with control of the Operating Partnership, the Parent Company consolidates the Operating Partnership for financial reporting purposes, and the Parent Company does not have any significant assets other than its investment in the Operating Partnership.
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
In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205, Presentation of Financial Statements, certain prior year balances have been reclassified to conform to the current period presentation. Specifically, all gains on sales of land parcels have been presented in a single line item, “Net gains from outlot sales,” rather than the previous presentation where it was included as a component of “Other property-related revenue” in the accompanying consolidated statements of operations and comprehensive income (loss).
Unless otherwise noted, all dollar amounts are stated in thousands, except share, per share, and per square foot data. Number of properties and square feet are unaudited.
F

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025, the Company’s portfolio consisted of the following:

	Properties	Square Footage
Operating retail/mixed-use properties	159	24,733,200
Operating retail/mixed-use properties – unconsolidated joint ventures	8	2,146,882
Total operating retail/mixed-use properties(1)	167	26,880,082
Standalone office properties(2)	2	412,812
Development and redevelopment projects:
One Loudoun Expansion	—	119,000
Hamilton Crossing Centre	1	—
Edwards Multiplex – Ontario	1	124,614
(1)Included within the operating retail/mixed-use properties are 10 properties that contain an office component. Excludes two operating retail properties classified as held for sale as of December 31, 2025, as well as Eastgate Crossing, a 152,682 square foot multi-tenant retail property in the Durham-Chapel Hill metropolitan statistical area (“MSA”) that was reclassified from our operating portfolio in September 2025 due to significant disruption caused by severe flooding as a result of Tropical Storm Chantal.
(2)Standalone office properties include the Company’s headquarters at 30 South Meridian and the Carillon medical office building, which was reclassified from active redevelopment into our office portfolio in December 2024.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Investment Properties
Capitalization and Depreciation
Investment properties are recorded at cost and include costs of land acquisition, development, predevelopment, construction, certain allocated overhead, tenant allowances and improvements, and interest and real estate taxes incurred during construction. Significant renovations and improvements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. If a tenant vacates a space prior to the lease expiration, terminates its lease, or otherwise notifies the Company of its intent to do so, any related unamortized tenant allowances are expensed over the shortened lease period. Ordinary repairs and maintenance that do not extend the useful lives of the respective assets are expensed as incurred and included within “Property operating” expense in the accompanying consolidated statements of operations and comprehensive income (loss).
Predevelopment costs are incurred prior to vertical construction and for certain land held for development during the due diligence phase and include contract deposits, legal and engineering, the cost of internal resources, and other professional fees related to evaluating the feasibility of developing or redeveloping a shopping center or other project. These predevelopment costs are capitalized and included within “Investment properties, at cost” in the accompanying consolidated balance sheets. If we determine that the completion of a development project is no longer probable, all previously incurred predevelopment costs are immediately expensed. Land is transferred to construction in progress once construction commences on the related project.
We also capitalize costs such as land acquisition, building construction, interest, real estate taxes, and the cost of personnel directly involved in the development of our properties. As a portion of a development project becomes operational, we begin depreciating a pro rata amount of the related costs.
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

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the composition of the Company’s investment properties as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Land, buildings and improvements	$6,938,588	$7,591,036
Construction in progress	64,891	43,155
Investment properties, at cost	$7,003,479	$7,634,191
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
Impairment losses for investment properties and intangible assets are measured when the undiscounted cash flows estimated to be generated by the investment properties during the expected holding period are less than their carrying amounts. The evaluation of impairment is subject to certain management assumptions, including projected net operating income, anticipated holding period, expected capital expenditures, and the capitalization rate used to estimate the property’s residual value. Impairment losses are recorded as the excess of the carrying value over the estimated fair value of the asset. Our impairment review for land and development properties assumes we have the intent and ability to complete the developments or projected uses for the land parcels. If we determine those plans will not be completed or our assumptions with respect to operating assets are not realized, an impairment loss may be appropriate.
Investment Properties Held for Sale
The Company classifies an operating property as held for sale only when the property is available for immediate sale in its present condition and for which management believes it is probable that a sale of the property will be completed within one year, among other factors. An operating property classified as held for sale is carried at the lower of cost or fair value less estimated costs to sell. Depreciation and amortization are suspended during the held-for-sale period. Two properties are classified as held for sale as of December 31, 2025 and one property was classified as held for sale as of December 31, 2024.
Acquisition of Investment Properties
Real estate assets are recognized on our consolidated balance sheets at historical cost, less accumulated depreciation and amortization. Upon acquisition of real estate operating properties, we estimate the fair value of acquired identifiable tangible assets (consisting of land, buildings and improvements) and identified intangible assets and liabilities (consisting of above-

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
market and below-market leases and in-place leases), assumed debt, and any noncontrolling interest in the acquiree at the date of acquisition based upon an evaluation of information and estimates available at the acquisition date. Based on these estimates, we record the estimated fair value to the applicable assets and liabilities. In making estimates of fair value, several sources are used, including information obtained as a result of pre-acquisition due diligence, marketing, and leasing activities. The estimates of fair value were determined to have primarily relied upon Level 2 and Level 3 inputs, as defined below.
Fair value is determined for tangible assets and intangible assets and liabilities, including:
•the fair value of the building on an as-if-vacant basis and the fair value of the land determined either by comparable market data, real estate tax assessments, independent appraisals, or other relevant data;
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
•the value of having a lease in place at the acquisition date. We use independent and internal sources for our estimates to determine the respective in-place lease values. Our estimates of value use methods similar to those used by independent appraisers. Factors we consider in our analysis include an estimate of costs to execute similar leases, including tenant improvements, leasing commissions, and foregone costs related to the reimbursement of property operating expenses, and fair market rent received during the estimated lease-up period as if the space were vacant. The value of in-place leases is amortized to depreciation and amortization expense over the remaining initial terms of the respective leases; and
•the fair value of any assumed financing that is determined to have above- or below-market terms. We use third-party and independent sources for our estimates to determine the respective fair value of each mortgage and other indebtedness, including related derivative instruments, assumed. The fair market value of each is amortized to interest expense over the remaining initial terms of the respective instruments.
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
Consolidation and Investments in Joint Ventures
The accompanying financial statements are presented on a consolidated basis and include all accounts of the Parent Company, the Operating Partnership, the taxable REIT subsidiaries (“TRSs”) of the Operating Partnership, subsidiaries of the Operating Partnership that are controlled, and any variable interest entities (“VIEs”) in which the Operating Partnership is the primary beneficiary. In general, a VIE is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) has equity investors that do not provide sufficient financial resources for the entity to support its activities, (b) does not have equity investors with voting rights, or (c) has equity investors whose votes are disproportionate from their economics, and substantially all of the activities are conducted on behalf of the investor with disproportionately fewer voting rights.
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
In determining whether to consolidate a VIE with the Operating Partnership, we consider all relationships between the Operating Partnership and the applicable VIE, including development and management agreements and other contractual arrangements, in determining whether we have the power to direct the activities of the VIE that most significantly affect the VIE’s performance. As of December 31, 2025, we owned investments in two consolidated joint ventures that were VIEs in which the partners did not have substantive participating rights, and we were the primary beneficiary. As of December 31, 2025, these consolidated VIEs had mortgage debt totaling $107.3 million, which was secured by assets of the VIEs totaling $221.6 million. The Operating Partnership guarantees the mortgage debt of these VIEs.
The Operating Partnership is considered a VIE, as the limited partners do not hold kick-out rights or substantive participating rights. The Parent Company consolidates the Operating Partnership as it is the primary beneficiary in accordance with the VIE model. We use the nature-of-distribution approach for purposes of determining whether distributions should be classified as either a return on investment, which would be included in operating activities, or a return of investment, which would be included in investing activities in the accompanying consolidated statements of cash flows. Under this approach, we assess the nature of all distributions to determine the appropriate classification.
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
The following table summarizes our total cash, cash equivalents and restricted cash as presented in the accompanying consolidated statements of cash flows for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash and cash equivalents	$36,761	$128,056	$36,413
Restricted cash and escrow deposits	441,605	5,271	5,017
Restricted cash associated with investment property held for sale	25	225	—
Cash, cash equivalents and restricted cash	$478,391	$133,552	$41,430
Restricted Cash and Escrow Deposits
Restricted cash and escrow deposits consist of cash held for real estate taxes, property maintenance, insurance, and other requirements at specific properties as required by lending institutions, certain municipalities, or other agreements, as well as funds held in escrow for potential Code Section 1031 tax-deferred exchange transactions (“1031 Exchanges”).
Short-Term Deposits
In January 2024, the Company invested $265.0 million in short-term deposits at Goldman Sachs Bank USA (“Goldman Sachs”) and KeyBank National Association (“KeyBank”). These short-term deposits earned interest at a weighted average interest rate of 5.34% with a maturity date of July 2024. During the year ended December 31, 2024, the Company earned $6.3 million of interest income on the January 2024 deposits, which is recorded within “Other income, net” in the accompanying consolidated statements of operations and comprehensive income (loss).
In August 2024, the Company invested $350.0 million in short-term deposits at Goldman Sachs and KeyBank. These short-term deposits earned interest at a weighted average interest rate of 5.05% with a maturity date of February 2025. During the years ended December 31, 2025 and 2024, the Company earned $2.5 million and $6.6 million, respectively, of interest income on the August 2024 deposits, which is recorded within “Other income, net” in the accompanying consolidated statements of operations and comprehensive income (loss).

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair Value Measurements
We follow the framework established under ASC 820, Fair Value Measurements and Disclosures, for measuring the fair value of non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis but only in certain circumstances, such as a business combination or upon determination of an impairment.
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
In instances where the determination of the fair value measurement is based upon inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest-level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
Note 3, “Acquisitions,” to the accompanying consolidated financial statements includes a discussion of the fair values recorded for wholly owned asset acquisitions. Level 3 inputs to these transactions include our estimations of net rental rates of retail anchors and small shop spaces, capitalization rates, and disposal values. Note 4, “Dispositions and Impairment Charges,” to the accompanying consolidated financial statements includes a discussion of the fair values recorded when we recognized impairment charges during the years ended December 31, 2025, 2024 and 2023. Level 2 inputs to these transactions include the expected sales price from an executed sales contract, and Level 3 inputs consist of our estimation of capitalization rates. Note 9, “Mortgage and Other Indebtedness,” to the accompanying consolidated financial statements includes a discussion of the estimated fair value of fixed- and variable-rate debt, which are estimated using Level 2 and Level 3 inputs. As discussed in Note 10, “Derivative Instruments, Hedging Activities and Other Comprehensive Income,” to the accompanying consolidated financial statements, we have determined that derivative valuations are classified within Level 2 of the fair value hierarchy.
Cash and cash equivalents, accounts receivable, escrows and deposits, and other working capital balances approximate fair value.
Derivative Financial Instruments
The Company accounts for its derivative financial instruments at fair value calculated in accordance with ASC 820, Fair Value Measurements and Disclosures. Gains and losses resulting from changes in the fair value of the derivatives are accounted for depending on their use and whether they qualify for hedge accounting. We use derivative instruments such as interest rate swaps or interest rate locks to mitigate interest rate risk on the related financial instruments.
Changes in the fair value of derivatives that qualify as cash flow hedges are recorded within “Accumulated other comprehensive income” in the accompanying consolidated balance sheets and amortized over the underlying term of the hedged transaction, while any ineffective portion of a derivative’s change in fair value is recognized immediately in earnings. For derivative contracts designated as fair value hedges, the gain or loss on the derivative is included within “Mortgage and other indebtedness, net” in the accompanying consolidated balance sheets. We include the gain or loss on the hedged item in the same account as the offsetting gain or loss on the related derivative contract. As of December 31, 2025 and 2024, all of our derivative financial instruments qualify for hedge accounting.
Revenue Recognition
As a lessor of real estate assets, the Company retains substantially all of the risks and benefits of ownership and accounts for its leases as operating leases.

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Contractual minimum base rent, percentage rent, and expense reimbursements from tenants for common area maintenance expenses, insurance, and real estate taxes are our principal sources of revenue. Base minimum rents are recognized on a straight-line basis over the terms of the respective leases. Certain lease agreements contain provisions that provide for additional rents based upon a tenant’s sales volume (contingent overage rent). Overage rent is recognized when tenants achieve the specified sales targets as defined in their lease agreements and is included within “Rental income” in the accompanying consolidated statements of operations and comprehensive income (loss). If we determine that collectibility is probable, we recognize income from rentals based on the methodology described above. If we determine that collectibility is not probable, we recognize income only to the extent that cash has been received from the tenant. We have accounts receivable due from tenants and are subject to the risk of tenant defaults and bankruptcies, which may affect the collection of outstanding receivables. These receivables are reduced for credit loss, which is recognized as a reduction to rental income. We regularly evaluate the collectibility of lease-related receivables by analyzing past-due account balances and consider such factors as the credit quality of the tenant, historical write-off experience, tenant creditworthiness, and current economic trends when evaluating the collectibility of rental income. Although we estimate uncollectible receivables and provide for them through charges against income, actual experience may differ from those estimates.
We recognize the sale of real estate when control transfers to the buyer. As part of our ongoing business strategy, we will, from time to time, sell properties, land parcels, and outlots, some of which are ground-leased to tenants. Net gains realized on outlot sales were $6.1 million, $4.4 million, and $1.7 million for the years ended December 31, 2025, 2024 and 2023, respectively, and are presented in “Net gains from outlot sales” in the accompanying consolidated statements of operations and comprehensive income (loss).
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
An allowance for uncollectible accounts, including future credit losses of the accrued straight-line rent receivables, is maintained for estimated losses resulting from the inability of certain tenants to meet contractual obligations under their lease agreements. Accounts are written off when, in the opinion of management, the balance is deemed uncollectible. The provision for revenues deemed uncollectible represented 0.8%, 0.6%, and 0.3% of total revenues in each of the years ended December 31, 2025, 2024 and 2023, respectively.
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
For the year ended December 31, 2025, the percentage of the Company’s revenue recognized from tenants leasing space in the states where the majority of our portfolio is concentrated, which includes Texas, Florida, Virginia, New York, and Indiana, was as follows:

Texas	26.1%
Florida	11.4%
Virginia	7.5%
New York	7.1%
Indiana	6.7%

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income Taxes and REIT Compliance
Parent Company
The Parent Company has been organized and operated, and it intends to continue to operate, in a manner that will enable it to maintain its qualification as a REIT for U.S. federal income tax purposes. As a result, it generally will not be subject to U.S. federal income tax on the earnings that it distributes to the extent it distributes its “REIT taxable income” (determined before the deduction for dividends paid and excluding net capital gains) to shareholders of the Parent Company and meets certain other requirements on a recurring basis. To the extent that it satisfies this distribution requirement but distributes less than 100% of its taxable income, it will be subject to U.S. federal income tax on its undistributed REIT taxable income at regular corporate income tax rates. REITs are subject to a number of organizational and operational requirements. If the Parent Company fails to qualify as a REIT in any taxable year, it will be subject to U.S. federal income tax on its taxable income at regular corporate income tax rates for a period of four years following the year in which qualification is lost. Additionally, we may also be subject to certain taxes enacted by the Inflation Reduction Act of 2022 that are applicable to non-REIT corporations, including the non-deductible 1% excise tax on certain stock repurchases. We may also be subject to certain U.S. federal, state, and local taxes on our income and property and to U.S. federal income and excise taxes on our undistributed taxable income even if the Parent Company does qualify as a REIT. The Operating Partnership intends to continue to make distributions to the Parent Company in amounts sufficient to assist the Parent Company in adhering to REIT requirements and maintaining its REIT status.
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
Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest related to unrecognized tax benefits within “Interest expense” and penalties within “General, administrative and other” expenses in the accompanying consolidated statements of operations and comprehensive income (loss).
Our tax return for the year ended December 31, 2025 has not been filed as of the filing date of this Annual Report on Form 10-K of the Parent Company and the Operating Partnership. The taxable information presented for our dividends paid in 2025 is based upon management’s estimate. Consequently, the taxable nature of dividends is subject to change. The following table summarizes the tax characterization of the dividends paid by the Parent Company for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Ordinary income	83.2%	96.4%	90.6%
Return of capital	0.0%	0.0%	0.0%
Capital gains	16.8%	3.6%	9.4%
	100.0%	100.0%	100.0%
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

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Noncontrolling Interests
We report the non-redeemable noncontrolling interests in subsidiaries as equity, and the amount of consolidated net income attributable to these noncontrolling interests is set forth separately in the accompanying consolidated financial statements. The following table summarizes the non-redeemable noncontrolling interests in consolidated properties for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Noncontrolling interests balance as of January 1,	$1,893	$2,430	$5,370
Net income allocable to noncontrolling interests, excluding redeemable noncontrolling interests	311	280	256
Distributions to noncontrolling interests(1)	(284)	(817)	(3,196)
Noncontrolling interests balance as of December 31,	$1,920	$1,893	$2,430
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
Under terms defined in the joint venture agreement, after construction completion and stabilization of the development project (as defined in the joint venture agreement), the Company has the ability to call, and the joint venture partner has the ability to put to the Company, subject to certain conditions, the joint venture partner’s interest in the joint venture at fair value. As of December 31, 2025, the conditions for exercising the put and call options have been met, but neither the Company nor the joint venture partner has exercised their respective options.
The joint venture is considered a VIE primarily because the Company’s joint venture partner does not have substantive kick-out rights or substantive participating rights. The Company is considered the primary beneficiary, as it has a controlling financial interest in the joint venture. As such, the Company has consolidated this joint venture and presented the joint venture partner’s interests as noncontrolling interests.
Redeemable Noncontrolling Interests – Limited Partners
Limited Partner Units are redeemable noncontrolling interests in the Operating Partnership. We classify redeemable noncontrolling interests in the Operating Partnership outside of permanent equity in the accompanying consolidated balance sheets because we may be required to pay cash to holders of Limited Partner Units upon redemption of their interests in the Operating Partnership or deliver registered shares upon their conversion. The carrying amount of the redeemable noncontrolling interests in the Operating Partnership is reflected at the greater of historical book value or redemption value with a corresponding adjustment to additional paid-in capital. As of December 31, 2025 and 2024, the redemption value of the redeemable noncontrolling interests in the Operating Partnership exceeded the historical book value, and the balances were accordingly adjusted to redemption value.

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We allocate net operating results of the Operating Partnership after noncontrolling interests in the consolidated properties based on the partners’ respective weighted average ownership interests. We adjust the redeemable noncontrolling interests in the Operating Partnership at the end of each reporting period to reflect their interests in the Operating Partnership or redemption value. This adjustment is reflected in our shareholders’ and Parent Company’s equity. For the years ended December 31, 2025, 2024 and 2023, the weighted average interests of the Parent Company and the limited partners in the Operating Partnership were as follows:

	Year Ended December 31,
	2025	2024	2023
Parent Company’s weighted average interest in the Operating Partnership	97.9%	98.3%	98.6%
Limited partners’ weighted average interests in the Operating Partnership	2.1%	1.7%	1.4%
As of December 31, 2025, the Parent Company’s interest and the limited partners’ redeemable noncontrolling ownership interests in the Operating Partnership were 97.7% and 2.3%, respectively. As of December 31, 2024, the Parent Company’s interest and the limited partners’ redeemable noncontrolling ownership interests in the Operating Partnership were 98.1% and 1.9%, respectively.
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
There were 4,849,588 and 4,192,597 Limited Partner Units outstanding as of December 31, 2025 and 2024, respectively. The increase in Limited Partner Units outstanding from December 31, 2024 is due to non-cash compensation awards granted to our executive officers in the form of Limited Partner Units.
The redeemable noncontrolling interests in the Operating Partnership for the years ended December 31, 2025, 2024 and 2023 were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Redeemable noncontrolling interests balance as of January 1,	$98,074	$73,287	$53,967
Net income allocable to redeemable noncontrolling interests	6,554	65	629
Distributions declared to redeemable noncontrolling interests	(7,355)	(3,970)	(3,159)
Other, net including adjustments to redemption value	18,972	28,692	21,850
Total limited partners’ interests in the Operating Partnership as of December 31,	$116,245	$98,074	$73,287
Effects of Accounting Pronouncements
In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This guidance requires public entities to disclose, in a tabular format, the amounts of certain natural expenses included within relevant expense captions presented on the face of the income statement and provide additional disclosures about selling expenses. The new disclosure requirements are effective for annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
Any other recently issued accounting standards or pronouncements have been excluded, as they are either not relevant to the Company or they are not expected to have a material impact on the Company’s consolidated financial statements.

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3. ACQUISITIONS
Asset Acquisitions
The Company closed on the following wholly owned and unconsolidated asset acquisitions during the years ended December 31, 2025, 2024 and 2023 (dollars in thousands):

Date	Property Name	Ownership Interest	MSA	Property Type	Retail Square Footage	Acquisition Price
2025
January 15, 2025	Village Commons	100%	Miami	Multi-tenant retail	170,976	$68,400
April 28, 2025	Legacy West(1)	52%	Dallas/Ft. Worth	Multi-tenant retail, office & multifamily	342,011	408,200
					512,987	$476,600

2024
August 30, 2024	Parkside West Cobb	100%	Atlanta	Multi-tenant retail	141,627	$40,125

2023
September 22, 2023	Prestonwood Place	100%	Dallas/Ft. Worth	Multi-tenant retail	155,975	$81,000
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
In March 2025, the Company entered into a joint venture (the “Legacy West Joint Venture”), and on April 28, 2025, the joint venture acquired Legacy West for a gross purchase price of $785.0 million, including the assumption of $304.0 million of debt with an interest rate of 3.80%. The Company owns 52% of the equity in the Legacy West Joint Venture, which is being accounted for under the equity method of accounting. The Company’s share of the purchase price is $408.2 million, and the acquisition was initially funded with borrowings of $255.0 million on the Company’s unsecured revolving line of credit. See Note 5 to the accompanying consolidated financial statements for details of the Legacy West Joint Venture.
The following table summarizes the fair value of assets acquired and liabilities assumed for the wholly owned asset acquisitions completed during the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Assets:
Investment properties, net	$62,154	$38,080	$75,506
Tenant and other receivables, net	—	18	—
Lease-related intangible assets, net(1)	7,829	4,607	6,971
Total acquired assets	69,983	42,705	82,477

Liabilities:
Accounts payable and accrued expenses	—	664	2,823
Deferred revenue and other liabilities	1,517	2,496	1,556
Total assumed liabilities	1,517	3,160	4,379

Fair value of net assets acquired	$68,466	$39,545	$78,098

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)The weighted average remaining life of leases at the acquired properties is approximately 6.1 years, 6.1 years, and 6.2 years for asset acquisitions completed during the years ended December 31, 2025, 2024 and 2023, respectively.
The range of the most significant Level 3 assumptions used in determining the value of the real estate and related assets acquired through wholly owned asset acquisitions are as follows:

	2025	2024	2023
Net rental rate per square foot – Retail Anchors	$15.50	$18.75 to $19.00	N/A
Net rental rate per square foot – Small Shops	$10.00 to $45.00	$20.00 to $45.00	$30.00 to $65.00
Discount rate	7.50%	8.50%	8.50%
The results of operations for each of the properties acquired through asset acquisitions during the years ended December 31, 2025, 2024 and 2023 have been included in operations since their respective dates of acquisition.
NOTE 4. DISPOSITIONS AND IMPAIRMENT CHARGES
The Company closed on the following dispositions of operating properties during the years ended December 31, 2025, 2024 and 2023 (dollars in thousands):

Date	Property Name	MSA	Property Type	Square Footage	Sales Price	Gain (Loss)
2025
April 4, 2025	Stoney Creek Commons	Indianapolis	Multi-tenant retail	84,094	$9,500	$4,802
June 25, 2025	Fullerton Metrocenter	Los Angeles	Multi-tenant retail	241,027	118,500	20,294
June 27, 2025	Denton Crossing(1)	Dallas/Ft. Worth	Multi-tenant retail	343,345	81,593	35,626
June 27, 2025	Parkway Towne Crossing(1)	Dallas/Ft. Worth	Multi-tenant retail	180,736	57,653	18,133
June 27, 2025	The Landing at Tradition(1)	Port St. Lucie	Multi-tenant retail	397,199	93,754	23,639
July 21, 2025	Humblewood Shopping Center(2)	Houston	Multi-tenant retail	85,682	18,250	5,890
October 10, 2025	DePauw University Bookstore and Café	Indianapolis	Single-user retail	11,974	600	413
November 20, 2025	Paradise Valley Marketplace(2)	Phoenix	Multi-tenant retail	80,951	45,000	9,269
December 8, 2025	Belle Isle Station	Oklahoma City	Multi-tenant retail	196,158	45,000	11,727
December 8, 2025	Central Texas Marketplace(2)	Waco	Multi-tenant retail	429,653	81,500	40,216
December 8, 2025	International Speedway Square(2)	Daytona Beach	Multi-tenant retail	240,251	32,900	15,399
December 8, 2025	Pavilion at King’s Grant(2)	Charlotte	Multi-tenant retail	303,212	64,450	27,790
December 8, 2025	Peoria Crossing(2)	Phoenix	Multi-tenant retail	238,004	46,500	16,391
December 8, 2025	Portofino Shopping Center(2)	Houston	Multi-tenant retail	342,863	101,200	48,977
December 8, 2025	Shops at Park Place(2)	Dallas/Ft. Worth	Multi-tenant retail	137,605	30,750	8,456
December 8, 2025	Watauga Pavilion(2)	Dallas/Ft. Worth	Multi-tenant retail	205,643	26,700	1,843
				3,518,397	$853,850	$288,865

2024
May 31, 2024	Ashland & Roosevelt	Chicago	Multi-tenant retail	104,176	$30,600	$(1,234)

2023
May 8, 2023	Kingwood Commons	Houston	Multi-tenant retail	158,172	$27,350	$4,736
June 8, 2023	Pan Am Plaza & Garage	Indianapolis	Land & garage	—	52,025	23,638
September 11, 2023	Reisterstown Road Plaza	Baltimore	Multi-tenant retail & office	376,683	48,250	(5,773)
October 24, 2023	Eastside	Dallas/Ft. Worth	Multi-tenant retail & office	43,640	14,425	—
				578,495	$142,050	$22,601
(1)The Company has retained a 52% noncontrolling interest in this property.
(2)As of December 31, 2025, disposition proceeds related to this property are temporarily restricted related to a potential 1031 Exchange.

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the three months ended December 31, 2025, the Company sold a parcel and the related building to a tenant at Northpointe Plaza in the Spokane MSA for a sales price of $4.0 million and recorded a net gain of $2.6 million on the sale.
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
During the three months ended June 30, 2025, the Company contributed three previously wholly owned properties, Denton Crossing, Parkway Towne Crossing, and The Landing at Tradition, valued at $233.0 million in the aggregate to a newly formed joint venture (the “Seed Asset Joint Venture”) (see Note 5 to the accompanying consolidated financial statements for further details), and received $112.1 million in gross proceeds for the 48% interest in the joint venture acquired by the joint venture partner.
The Company calculated the gain on sale from the Seed Asset Joint Venture in accordance with ASC 606, Revenue from Contracts with Customers, and ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets, which requires full gain recognition upon deconsolidation of a nonfinancial asset. The gain on sale was calculated as the fair value of each of the three properties (based upon the sales price for the 48% interest acquired by the joint venture partner) less the aggregate carrying value. The Company’s retained 52% equity method investment was recorded at fair value as of the transaction date, which equaled $120.9 million.
During the year ended December 31, 2024, the Company received net proceeds of $6.4 million and recognized a gain of $2.5 million in connection with the sale of the first phase of a land parcel and the rights to develop 24 residential units at the One Loudoun Expansion. In addition, during the year ended December 31, 2024, the Company received proceeds of $0.6 million and recognized a gain of $0.6 million as a result of the receipt of an escrow related to the disposition of Reisterstown Road Plaza that previously closed on September 11, 2023.
Investment Properties Held for Sale
As of December 31, 2025, the Company had entered into a contract to sell Coram Plaza, a 138,385 square foot multi-tenant retail property in the New York MSA. This property qualified for held-for-sale accounting treatment upon meeting all applicable GAAP criteria during the quarter ended December 31, 2025, at which time depreciation and amortization ceased. In addition, the assets and liabilities associated with this property are separately classified as held for sale in the accompanying consolidated balance sheets as of December 31, 2025.
In addition, City Center, a 362,278 square foot multi-tenant retail property in the New York MSA, remains held for sale as of December 31, 2025. This property qualified for held-for-sale accounting treatment upon meeting all applicable GAAP criteria as of June 30, 2024, at which time depreciation and amortization ceased, and continues to meet the GAAP criteria for held-for-sale accounting treatment as of December 31, 2025. In addition, the assets and liabilities associated with this property remain separately classified as held for sale in the accompanying consolidated balance sheets as of December 31, 2025 and 2024.

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the assets and liabilities associated with Coram Plaza and City Center, the investment properties classified as held for sale as of December 31, 2025. In addition, City Center was classified as held for sale as of December 31, 2024 (in thousands):

	December 31, 2025	December 31, 2024
Assets:
Investment properties, net	$64,899	$68,991

Tenant and other receivables	2,676	1,760
Restricted cash and escrow deposits	25	225
Deferred costs, net	3,088	2,634
Prepaid and other assets	417	181
Assets associated with investment properties held for sale	$71,105	$73,791

Liabilities:
Accounts payable and accrued expenses	$811	$544
Deferred revenue and other liabilities	3,503	3,465
Liabilities associated with investment properties held for sale	$4,314	$4,009
There were no discontinued operations for the years ended December 31, 2025, 2024 and 2023 as none of the dispositions or planned dispositions represented a strategic shift that has had, or will have, a material effect on our operations or financial results.
Valuation of Investment Properties
As of December 31, 2025, in connection with the preparation and review of the fourth quarter 2025 financial statements and in conjunction with classifying Coram Plaza as held for sale, we evaluated Coram Plaza for impairment and recorded a $12.5 million impairment charge based upon the terms and conditions of an executed contract. As of December 31, 2025, the carrying value of Coram Plaza was $24.9 million and its estimated fair value was $12.5 million, less estimated selling costs of $0.1 million; therefore, we recorded a $12.5 million impairment charge on Coram Plaza during the three months ended December 31, 2025.
As of September 30, 2025, in connection with the preparation and review of the third quarter 2025 financial statements, we evaluated the Carillon medical office building, which is included in our office portfolio, and the retail portion of Carillon for impairment and recorded impairment charges totaling $22.3 million based upon the terms and conditions of purchase offers received. A decrease in market price along with a shortening of the expected future hold period are considered impairment indicators; therefore, we assessed the recoverability of the carrying value of long-lived assets of Carillon using the held and used approach, noting the carrying value was not recoverable. As of September 30, 2025, the carrying value of the Carillon medical office building was $35.7 million and its estimated fair value was $24.0 million; therefore, we recorded an $11.7 million impairment charge on the Carillon medical office building during the three months ended September 30, 2025. As of September 30, 2025, the carrying value of the retail portion of Carillon was $36.1 million and its estimated fair value was $25.5 million; therefore, we recorded a $10.6 million impairment charge on the retail portion of Carillon during the three months ended September 30, 2025.
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
During the year ended December 31, 2024, in connection with the preparation and review of the second quarter 2024 financial statements and in conjunction with classifying City Center as held for sale as of June 30, 2024, we recorded a $66.2 million impairment charge on City Center due to changes in the facts and circumstances underlying the Company’s

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
expected future hold period of the property. We determined the impairment amount by comparing the carrying value of long-lived assets of $135.1 million as of June 30, 2024 to its estimated fair value of $69.6 million, which was determined using the income approach, less estimated selling costs of $0.7 million. The income approach involves discounting the estimated income stream and reversion (presumed sale) value of a property over an estimated hold period to a present value at a risk-adjusted rate. We used capitalization rates as a significant assumption in the valuation model, which are considered to be Level 3 inputs within the fair value hierarchy. We applied capitalization rates ranging from 6.0% to 15.0% to property income streams based upon the risk profile of the respective tenants and market rent of the leasable space. Based on this analysis, we recorded a $66.2 million impairment charge on City Center during the year ended December 31, 2024.
During the year ended December 31, 2023, in connection with the preparation and review of the third quarter 2023 financial statements, we recorded a $0.5 million impairment charge in connection with the sale of Eastside, a 43,640 square foot multi-tenant retail property in the Dallas/Ft. Worth MSA, as a result of a change in the expected hold period. We recorded the asset at the lower of cost or fair value less estimated costs to sell, which was approximately $14.1 million. The estimated fair value of Eastside was based upon the expected sales price from an executed sales contract and determined to be a Level 3 input within the fair value hierarchy. Eastside was sold on October 24, 2023 for a gross sales price of $14.4 million.
NOTE 5. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES
The following table summarizes the Company’s investments in unconsolidated joint ventures as of December 31, 2025 and 2024 (dollars in thousands):

	Date of Investment	Ownership Interest	Investment at
Joint Venture			December 31, 2025	December 31, 2024
Embassy Suites at Eddy Street Commons(1)	December 2017	35%	$8,797	$9,514
Nuveen Portfolio Joint Venture(2)	June 2018	20%	5,552	5,951
Glendale Multifamily Joint Venture(3)	May 2020	11.5%	409	536
The Corner – IN Joint Venture(4)	September 2021	50%	—	1,010
Legacy West Joint Venture	April 2025	52%	230,093	—
Seed Asset Joint Venture	June 2025	52%	117,056	—
Other investments			2,500	2,500
			$364,407	$19,511
(1)The Company formed a joint venture with an unrelated third party to develop and own an Embassy Suites hotel next to Eddy Street Commons, our operating retail property at the University of Notre Dame. The Company contributed $1.4 million in cash to the joint venture in return for a 35% ownership interest. In 2017, the joint venture entered into a $33.8 million construction loan, which was repaid during the year ended December 31, 2025, of which the Company contributed $10.2 million, representing our 35% share of the debt repaid.
(2)The Company formed a joint venture with Nuveen Real Estate, formerly known as TH Real Estate, and contributed three properties (Livingston Shopping Center, Plaza Volente, and Tamiami Crossing) to the joint venture, valued at $99.8 million in the aggregate, and, after considering third-party debt obtained by the joint venture upon formation, the Company contributed $10.0 million for a 20% noncontrolling ownership interest in the joint venture. The Company is the operating member of the joint venture and earns fees for providing property management and leasing services.
(3)The Company formed a joint venture with an unrelated third party for the planned development of a multifamily project adjacent to Glendale Town Center, our operating retail property in the Indianapolis MSA. The Company contributed land valued at $1.6 million to the joint venture and retained an 11.5% ownership interest in the joint venture. The Company’s partner is the operating member of the joint venture.
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
On January 31, 2024, the joint venture that owned Glendale Center Apartments sold the 267-unit property to a third party, resulting in a gain on sale of $20.2 million. The Company recognized its share of the gain from the sale of unconsolidated property of $2.3 million during the year ended December 31, 2024. In addition, the Company received a $1.6 million

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
distribution upon the disposition of the property during the year ended December 31, 2024. The Company maintains an investment in the joint venture, which is in the process of winding up its activities and distributing its remaining net assets.
In March 2025, the Company entered into a joint venture with a leading global investment firm, and on April 28, 2025, the joint venture acquired Legacy West in the Dallas/Fort Worth MSA. See Note 3 to the accompanying consolidated financial statements for details on the acquisition. The Company owns 52% of the equity in the Legacy West Joint Venture. The Company is the operating member of the joint venture, and an affiliate of the Company is the property manager responsible for the day-to-day management of Legacy West. The Company provides leasing, construction, and property management services to the Legacy West Joint Venture, for which it earns fees.
In June 2025, the Company entered into a second joint venture with the global investment firm and contributed three previously wholly owned properties valued at $233.0 million in the aggregate for a 52% noncontrolling interest in the Seed Asset Joint Venture. See Note 4 to the accompanying consolidated financial statements for details on the disposition. The Company is the operating member of the joint venture, and an affiliate of the Company is the property manager responsible for the day-to-day management of the three properties. The Company provides leasing, construction, and property management services to the Seed Asset Joint Venture, for which it earns fees.
The Company and our joint venture partners both have substantive participating rights over major decisions that impact the economics and operations of the joint ventures. The Company has the ability to exercise significant influence but does not have financial or operating control over these investments, and as a result, the Company accounts for these investments pursuant to the equity method of accounting. Under the equity method, the net equity investment of the Company is reflected in the accompanying consolidated balance sheets, and the Company’s share of net income or loss from each unconsolidated joint venture is included in the accompanying consolidated statements of operations and comprehensive income (loss).
NOTE 6. SHARE-BASED COMPENSATION
Overview
The Company’s 2013 Equity Incentive Plan was amended and restated as of May 11, 2022 (the “Equity Plan”) to, among other things, provide for the issuance of up to an additional 3,000,000 common share equivalents of the Company. The Equity Plan authorizes the issuance of share options, share appreciation rights, restricted shares and units, long-term incentive plan units (“LTIP Units”), “appreciation only” LTIP Units (“AO LTIP Units”), performance awards, and other share-based awards to the Company’s employees and trustees. As of December 31, 2025, there were 3,632,531 common share equivalents available for grant under the Equity Plan. The Company accounts for its share-based compensation in accordance with the fair value recognition provisions provided in ASC 718, Stock Compensation.
During the years ended December 31, 2025, 2024 and 2023, the Company recognized $10.8 million, $10.7 million, and $10.1 million of share-based compensation expense, net of amounts capitalized, respectively, which is included within “General, administrative and other” expenses in the accompanying consolidated statements of operations and comprehensive income (loss). During the years ended December 31, 2025, 2024 and 2023, the Company capitalized $1.1 million, $1.1 million, and $1.4 million of share-based compensation for development activities, respectively. The Company recognizes forfeitures as they occur.
Share Options
Pursuant to the Equity Plan, the Company may periodically grant options to purchase common shares at an exercise price equal to the grant date fair value of the Company’s common shares. The Company would issue new common shares upon the exercise of options.
There was no option activity during the years ended December 31, 2025 and 2024 as all outstanding options were exercised during 2022. In addition, no options were granted during the years ended December 31, 2025, 2024 and 2023.

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
The following table summarizes the activity for the restricted shares that were granted to the Company’s employees and Board of Trustees for the year ended December 31, 2025:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value per Share
Restricted shares outstanding as of January 1, 2025	385,236	$21.37
Shares granted	242,980	22.97
Shares forfeited	(19,128)	22.24
Shares vested	(219,580)	20.26
Restricted shares outstanding as of December 31, 2025	389,508	$22.32
The following table summarizes the restricted share grants and vestings during the years ended December 31, 2025, 2024 and 2023 (dollars in thousands, except share and per share data):

	Number of Restricted Shares Granted	Weighted Average Grant Date Fair Value per Share	Fair Value of Restricted Shares Vested
2025	242,980	$22.97	$3,324
2024	256,134	$21.20	$3,736
2023	229,551	$21.45	$3,936
As of December 31, 2025, there was $5.0 million of total unrecognized compensation expense related to restricted shares, which is expected to be recognized over a weighted average period of one year. We expect to incur approximately $3.1 million of this expense in 2026, $1.6 million in 2027, and the remainder in 2028.
LTIP Units
Time-based LTIP Unit awards were granted on a discretionary basis to the Company’s named executive officers during the years ended December 31, 2025, 2024 and 2023, based on a review of the prior year’s performance.
The following table summarizes the activity for the LTIP Units that were granted to the Company’s named executive officers for the year ended December 31, 2025:

	Number of LTIP Units	Weighted Average Grant Date Fair Value per Unit
LTIP Units outstanding as of January 1, 2025	410,709	$16.43
LTIP Units granted	198,039	18.81
LTIP Units vested	(226,779)	15.86
LTIP Units outstanding as of December 31, 2025	381,969	$18.00

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the LTIP Unit grants and vestings during the years ended December 31, 2025, 2024 and 2023 (dollars in thousands, except unit and per unit data):

	Number of LTIP Units Granted	Weighted Average Grant Date Fair Value per Unit	Fair Value of LTIP Units Vested
2025	198,039	$18.81	$5,197
2024	194,136	$16.99	$4,270
2023	163,515	$17.45	$3,740
As of December 31, 2025, there was $4.1 million of total unrecognized compensation expense related to LTIP Units, which is expected to be recognized over a weighted average period of 0.9 years. We expect to incur approximately $2.5 million of this expense in 2026, $1.4 million in 2027, and the remainder in 2028.
AO LTIP Units
During the years ended December 31, 2024 and 2023, the Company’s executive officers exercised 485,593 and 551,817 AO LTIP Units, respectively, which were previously granted in connection with the Company’s annual review of executive compensation. No AO LTIP Units were granted or exercised during the year ended December 31, 2025. AO LTIP Units are designed to have economics similar to stock options and allow the recipient, subject to vesting requirements, to realize value above a threshold level as of the grant date of the award (the “Participation Threshold”). The value of vested AO LTIP Units is realized through conversion into a number of vested LTIP Units in the Operating Partnership determined on the basis of how much the value of a common share of the Company has increased over the Participation Threshold.
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
The AO LTIP Units were valued using a Monte Carlo simulation, and the resulting compensation expense was amortized over a period of three to five years. During the years ended December 31, 2025, 2024 and 2023, the Company recognized compensation expense for the AO LTIP Units of $0.1 million, $0.8 million, and $1.7 million, respectively.
Special Long-Term Equity Award
In January 2022, the Compensation Committee of the Company’s Board of Trustees granted a total of 363,883 LTIP Units to the Company’s named executive officers as a special long-term equity award related to the October 2021 merger with RPAI, which were subject to both performance and service conditions. The LTIP Units granted were subject to an approximate three-year performance and service period, from October 23, 2021 through December 31, 2024, with the following performance components: (i) cumulative annualized net operating income for executed new leases from October 1, 2021 to December 31, 2024, which was weighted at 60%; (ii) post-merger cash general and administrative expense synergies achieved as of the end of the performance period, which was weighted at 20%; and (iii) same property net operating income margin improvement over the performance period, which was weighted at 20%. Overall performance was further subject to an absolute total shareholder return modifier that could increase (or decrease) the total number of LTIP Units that were eligible to vest by up to 25% (not to exceed the maximum number of LTIP Units). In February 2025, a total of 363,883 LTIP Units were granted to the Company’s named executive officers related to the special long-term equity award. Distributions accrued during the performance period and were paid only on LTIP Units that vested at the conclusion of the performance period, which totaled $1.0 million and were settled in cash at such time.

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7. DEFERRED COSTS AND INTANGIBLES, NET
Deferred costs consist primarily of acquired lease intangible assets, broker fees, and capitalized internal commissions incurred in connection with lease originations. Deferred leasing costs, lease intangibles, and similar costs are amortized on a straight-line basis over the terms of the related leases. As of December 31, 2025 and 2024, deferred costs consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Acquired lease intangible assets	$260,108	$357,674
Deferred leasing costs and other	91,550	89,762
	351,658	447,436
Less: accumulated amortization	(167,017)	(206,589)
	$184,641	$240,847
Less: deferred costs associated with investment properties held for sale	(3,088)	(2,634)
Deferred costs, net	$181,553	$238,213
The estimated net amounts of amortization of acquired lease intangible assets for properties owned as of December 31, 2025 for each of the next five years and thereafter are as follows (in thousands):

	Amortization of Above-Market Leases	Amortization of Acquired Lease Intangible Assets	Total
2026	$4,201	$27,023	$31,224
2027	2,965	18,230	21,195
2028	2,006	14,269	16,275
2029	992	10,154	11,146
2030	740	7,566	8,306
Thereafter	738	18,273	19,011
Total	$11,642	$95,515	$107,157
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

	Year Ended December 31,
	2025	2024	2023
Amortization of deferred leasing costs, lease intangibles and other	$60,740	$77,224	$107,542
Amortization of above-market lease intangibles	$7,861	$9,479	$12,007
NOTE 8. DEFERRED REVENUE, INTANGIBLES, NET AND OTHER LIABILITIES
Deferred revenue and other liabilities consist of (i) the unamortized fair value of below-market lease liabilities recorded in connection with purchase accounting, (ii) retainage payables for development and redevelopment projects, (iii) tenant rent payments received in advance of the month in which they are due, and (iv) lease liabilities. The amortization of below-market lease liabilities is recognized as revenue over the remaining life of the leases (including option periods for leases with below-market renewal options) through 2085. Tenant rent payments received in advance are recognized as revenue in the period to which they apply, which is typically the month following their receipt.

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025 and 2024, deferred revenue, intangibles, net and other liabilities consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Unamortized in-place lease liabilities	$110,038	$142,035
Retainage payables and other	18,479	8,317
Tenant rents received in advance	31,456	32,176
Lease liabilities	65,343	67,037
	$225,316	$249,565
Less: deferred revenue associated with investment properties held for sale	(3,503)	(3,465)
Deferred revenue and other liabilities	$221,813	$246,100
The amortization of below-market lease intangibles is included as a component of “Rental income” in the accompanying consolidated statements of operations and comprehensive income (loss) and totaled $19.8 million, $19.6 million, and $24.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The estimated net amounts of amortization of in-place lease liabilities and the resulting increase in minimum rent for properties owned as of December 31, 2025 for each of the next five years and thereafter are as follows (in thousands):

2026	$10,859
2027	8,560
2028	7,981
2029	6,827
2030	6,174
Thereafter	69,637
Total	$110,038
NOTE 9. MORTGAGE AND OTHER INDEBTEDNESS
The following table summarizes the Company’s indebtedness as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Mortgages payable	$142,937	$148,185
Senior unsecured notes	2,250,000	2,380,000
Unsecured term loans	550,000	700,000
Unsecured revolving line of credit	85,000	—
	3,027,937	3,228,185
Unamortized discounts and premiums, net	18,394	22,191
Unamortized debt issuance costs, net	(20,853)	(23,446)
Mortgage and other indebtedness, net	$3,025,478	$3,226,930
Consolidated indebtedness, including weighted average interest rates and weighted average maturities as of December 31, 2025, considering the impact of interest rate swaps, is summarized below (dollars in thousands):

	Amount Outstanding	Ratio	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate debt(1)	$2,530,737	84%	4.28%	4.5
Variable rate debt	497,200	16%	4.73%	2.5
Debt discounts, premiums and issuance costs, net	(2,459)	N/A	N/A	N/A
Mortgage and other indebtedness, net	$3,025,478	100%	4.36%	4.2

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)Fixed rate debt includes the portion of variable rate debt that has been hedged by interest rate swaps. As of December 31, 2025, $150.0 million in variable rate debt is hedged to a fixed rate through July 17, 2026.
Mortgages Payable
The following table summarizes the Company’s mortgages payable (dollars in thousands):

	December 31, 2025			December 31, 2024
	Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity	Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate mortgages payable(1)	$130,737	5.11%	6.2	$133,585	5.10%	7.1
Variable rate mortgage payable(2)	12,200	5.84%	0.6	14,600	6.48%	1.6
Total mortgages payable	$142,937			$148,185
(1)The fixed rate mortgages had interest rates ranging from 3.75% to 5.73% as of December 31, 2025 and 2024.
(2)The interest rate on the variable rate mortgage is based on the Secured Overnight Financing Rate (“SOFR”) plus 215 basis points. The one-month SOFR rate was 3.69% and 4.33% as of December 31, 2025 and 2024, respectively.
Mortgages payable, which are secured by certain real estate and, in some cases, by guarantees from the Operating Partnership, are generally due in monthly installments of principal and interest and mature over various terms through 2033. During the year ended December 31, 2025, we made scheduled principal payments of $5.2 million related to amortizing loans.
Unsecured Notes
The following table summarizes the Company’s senior unsecured notes and exchangeable senior notes (dollars in thousands):

		December 31, 2025		December 31, 2024
	Maturity Date	Balance	Interest Rate	Balance	Interest Rate
Senior notes – 4.00% due 2025	March 15, 2025	$—	—%	$350,000	4.00%
Senior notes – 4.47% due 2025(1)	September 10, 2025	—	—%	80,000	7.70%
Senior notes – 4.08% due 2026	September 30, 2026	100,000	4.08%	100,000	4.08%
Senior notes – 4.00% due 2026	October 1, 2026	300,000	4.00%	300,000	4.00%
Senior exchangeable notes – 0.75% due 2027	April 1, 2027	175,000	0.75%	175,000	0.75%
Senior notes – 4.57% due 2027(2)	September 10, 2027	75,000	4.57%	75,000	7.80%
Senior notes – 4.24% due 2028	December 28, 2028	100,000	4.24%	100,000	4.24%
Senior notes – 4.82% due 2029	June 28, 2029	100,000	4.82%	100,000	4.82%
Senior notes – 4.75% due 2030	September 15, 2030	400,000	4.75%	400,000	4.75%
Senior notes – 4.95% due 2031	December 15, 2031	350,000	4.95%	350,000	4.95%
Senior notes – 5.20% due 2032	August 15, 2032	300,000	5.20%	—	—%
Senior notes – 5.50% due 2034(3)	March 1, 2034	350,000	4.60%	350,000	4.60%
Total senior unsecured notes		$2,250,000		$2,380,000
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
Private Placement Senior Unsecured Notes
In October 2021, in connection with the merger with Retail Properties of America, Inc. (“RPAI”), the Operating Partnership entered into a number of assumption agreements pursuant to which the Operating Partnership assumed all of RPAI’s obligations under RPAI’s existing note purchase agreements related to an aggregate of $450.0 million in principal of

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
privately placed senior unsecured notes. During the year ended December 31, 2024, the Company repaid the $149.6 million principal balance of the 4.58% senior unsecured notes that matured on June 30, 2024. In addition, in August 2015, the Operating Partnership entered into a note purchase agreement in connection with the issuance of $250.0 million of senior unsecured notes at a blended interest rate of 4.41% and an average maturity of 9.8 years (collectively, the “Private Placement Notes”). During the year ended December 31, 2025, the Company repaid the $80.0 million principal balance of the 4.47% senior unsecured notes that matured on September 10, 2025 (the “Notes Due September 2025”). During the year ended December 31, 2023, the Company repaid the $95.0 million principal balance of the 4.23% senior unsecured notes that matured on September 10, 2023.
Each series of Private Placement Notes requires semi-annual interest payments each year until maturity. The Operating Partnership may prepay at any time all or, from time to time, any part of any series of the Private Placement Notes in an amount not less than 5% of the aggregate principal amount of such series of the Private Placement Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid plus a make-whole amount (as defined in the applicable note purchase agreement). The make-whole amount is equal to the excess, if any, of the discounted value of the remaining scheduled payments with respect to the Private Placement Notes being prepaid over the amount of such Private Placement Notes.
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
Publicly Placed Senior Unsecured Notes
In June 2025, the Company completed a public offering of $300.0 million in aggregate principal amount of 5.20% senior unsecured notes due 2032 (the “Notes Due 2032”). The Notes Due 2032 were priced at 99.513% of the principal amount to yield 5.281% to maturity and will mature on August 15, 2032, unless earlier redeemed. The proceeds were used to repay the $150.0 million unsecured term loan that was scheduled to mature on July 17, 2026 (the “$150M Term Loan”), borrowings on the Company’s revolving line of credit, and the Notes Due September 2025.
In August 2024, the Operating Partnership completed a public offering of $350.0 million in aggregate principal amount of 4.95% senior unsecured notes due 2031 (the “Notes Due 2031”). The Notes Due 2031 were priced at 99.328% of the principal amount to yield 5.062% to maturity and will mature on December 15, 2031, unless earlier redeemed. The proceeds were used to repay the $350.0 million principal balance of the 4.00% senior unsecured notes that matured on March 15, 2025 and for general corporate purposes.
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
The Public Placement Notes are the direct, senior unsecured obligations of the Operating Partnership and rank equally in right of payment with all of its existing and future unsecured and unsubordinated indebtedness. The Operating Partnership may redeem the Public Placement Notes at its option and in its sole discretion, at any time or from time to time, prior to three months prior to the respective maturity date (such date, the “Par Call Date”), at a redemption price equal to 100% of the principal amount of the applicable Public Placement Notes being redeemed, plus accrued and unpaid interest and a “make-

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
whole” premium calculated in accordance with the indenture. Redemptions on or after the respective Par Call Date are not subject to the addition of a “make-whole” premium.
Exchangeable Senior Notes
In March 2021, the Operating Partnership issued $175.0 million aggregate principal amount of 0.75% exchangeable senior notes that mature in April 2027 (the “Exchangeable Notes”). The Exchangeable Notes are governed by an indenture between the Operating Partnership, the Company, and U.S. Bank National Association, as trustee. The Exchangeable Notes were sold in the U.S. only to accredited investors pursuant to an exemption from the Securities Act of 1933, as amended (the “Securities Act”), and subsequently resold to qualified institutional investors pursuant to Rule 144A under the Securities Act. The net proceeds from the offering of the Exchangeable Notes were approximately $169.7 million after deducting the underwriting fees and other expenses paid by the Company. The Exchangeable Notes bear interest at a rate of 0.75% per annum, payable semi-annually in arrears, and will mature on April 1, 2027. During each of the years ended December 31, 2025, 2024 and 2023, we recognized approximately $1.3 million of interest expense related to the Exchangeable Notes.
Prior to January 1, 2027, the Exchangeable Notes are exchangeable into cash up to the principal amount of the Exchangeable Notes exchanged and, if applicable, cash or common shares or a combination thereof only upon certain circumstances and during certain periods. On or after January 1, 2027, the Exchangeable Notes will be exchangeable into cash up to the principal amount of the Exchangeable Notes exchanged and, if applicable, cash or common shares or a combination thereof at the option of the holders at any time prior to the close of business on the second scheduled trading day preceding the maturity date. The initial exchange rate was 39.6628 common shares per $1,000 principal amount of Exchangeable Notes, which was equivalent to an initial exchange price of approximately $25.21 per common share and an exchange premium of approximately 25% based upon the closing price of $20.17 per common share on March 17, 2021. The exchange rate is subject to adjustment upon the occurrence of certain events but will not be adjusted for any accrued and unpaid interest. As of December 31, 2025, the exchange rate of the Exchangeable Notes is 41.8881 common shares per $1,000 of the principal amount due to adjustments related to dividends paid.
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
In connection with the Exchangeable Notes, the Operating Partnership entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain of the initial purchasers of the Exchangeable Notes or their respective affiliates. The Capped Call Transactions initially cover, subject to anti-dilution adjustments substantially similar to those applicable to the Exchangeable Notes, the number of common shares underlying the Exchangeable Notes. The Capped Call Transactions are generally expected to reduce the potential dilution to holders of common shares upon exchange of the Exchangeable Notes. The cap price of the Capped Call Transactions was initially approximately $30.26, which represented a premium of approximately 50% over the last reported sale price of our common shares on March 17, 2021, and is subject to anti-dilution adjustments under the terms of the Capped Call Transactions. We incurred $9.8 million of costs related to the Capped Call Transactions, which are included within “Additional paid-in capital” in the accompanying consolidated balance sheets.

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unsecured Term Loans and Revolving Line of Credit
The following table summarizes the Company’s term loans and revolving line of credit (dollars in thousands):

		December 31, 2025		December 31, 2024
	Maturity Date	Balance	Interest Rate	Balance	Interest Rate
Unsecured term loan due 2026 – fixed rate(1)	July 17, 2026	$—	—%	$150,000	2.73%
Unsecured term loan due 2027 – fixed rate(2)	October 24, 2027	250,000	4.72%	250,000	3.94%
Unsecured term loan due 2029 – fixed rate(3)	July 29, 2029	300,000	3.54%	300,000	3.72%
Total unsecured term loans		$550,000		$700,000

Unsecured credit facility revolving line of credit – variable rate(4)	October 3, 2028	$85,000	4.92%	$—	5.64%
(1)As of December 31, 2024, $150,000 of SOFR-based variable rate debt had been swapped to a fixed rate of 1.68% plus a credit spread based on a ratings grid ranging from 0.75% to 1.60% through July 17, 2026. The applicable credit spread was 1.05% as of December 31, 2024. The $150M Term Loan was repaid in June 2025 and the related interest rate swaps were assigned to the $300M Term Loan effective August 1, 2025.
(2)As of December 31, 2024, $250,000 of SOFR-based variable rate debt had been swapped to a fixed rate of 2.99% plus a credit spread based on a ratings grid ranging from 0.75% to 1.60% through October 24, 2025. The applicable credit spread was 0.95% as of December 31, 2024. The maturity date of the term loan may be extended by one one-year period at the Operating Partnership’s election, subject to certain conditions.
(3)As of December 31, 2025, $150,000 of the $300,000 SOFR-based variable rate debt has been swapped to a fixed rate of 1.68% plus a credit spread based on a ratings grid ranging from 0.75% to 1.60% through July 17, 2026. The applicable credit spread was 0.85% as of December 31, 2025. The interest rate shown is the weighted average rate as of December 31, 2025. As of December 31, 2024, $300,000 of SOFR-based variable rate debt had been swapped to a fixed rate of 2.47% plus a credit spread based on a ratings grid ranging from 1.15% to 2.20% through August 1, 2025. The applicable credit spread was 1.25% as of December 31, 2024.
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
Unsecured Revolving Credit Facility
In October 2024, the Operating Partnership, as borrower, and the Company entered into the Third Amendment (the “Third Amendment”) to the Sixth Amended and Restated Credit Agreement, dated as of July 8, 2021 (as amended, the “Credit Agreement”), with a syndicate of financial institutions to provide for an unsecured revolving credit facility aggregating $1.1 billion (the “Revolving Facility”) and a seven-year $300.0 million unsecured term loan that matures in July 2029 (the “$300M Term Loan”). Under the Credit Agreement, the Operating Partnership has the option, subject to certain customary conditions, to increase the Revolving Facility and/or incur additional term loans up to a maximum aggregate amount not to exceed $2.0 billion. The Revolving Facility matures on October 3, 2028, which maturity date may be extended for either one one-year period or up to two six-month periods at the Operating Partnership’s option, subject to certain conditions. The Revolving Facility had an outstanding balance of $85.0 million as of December 31, 2025. No amounts were outstanding as of December 31, 2024.
Borrowings under the Revolving Facility bear interest at a rate per annum equal to SOFR plus a margin based on the Operating Partnership’s leverage ratio or credit rating, respectively, plus a facility fee based on the Operating Partnership’s leverage ratio or credit rating, respectively. In July 2025, the Operating Partnership, as borrower, and the Company entered into the Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement to, among other things, eliminate an additional 0.10% SOFR spread adjustment. The Revolving Facility is currently priced on the leverage-based pricing grid. In accordance with the Credit Agreement, the credit spread set forth in the leverage grid resets quarterly based on the Company’s leverage, as calculated at the previous quarter end. The Company may irrevocably elect to convert to the ratings-based pricing grid at any time. As of December 31, 2025, making such an election would have resulted in a lower interest rate; however, the Company has not made the election to convert to the ratings-based pricing grid. As specified in the Credit Amendment, in the event that the Company so elects to convert to the ratings-based pricing grid, the Company has the ability to obtain more favorable pricing in certain circumstances when its total leverage ratio is (x) less than or equal to 35.0% or (y) greater than 35.0% but less than or equal to 37.5% with respect to not more than one fiscal quarter following a period in which the condition described in clause (x)

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
was satisfied (the “Leverage Toggle”). The Credit Amendment also includes an adjustment to the sustainability-linked pricing provisions that allows the otherwise applicable interest rate margin to be reduced by up to two basis points if certain greenhouse gas emission reduction targets are achieved. The greenhouse gas emission reduction targets have not been achieved as of December 31, 2025.
The following table summarizes the key terms of the Revolving Facility as of December 31, 2025 (dollars in thousands):

				Leverage-Based Pricing		Investment-Grade Pricing
Credit Agreement	Maturity Date	Extension Options	Extension Fee	Credit Spread	Facility Fee	Credit Spread	Facility Fee
$1,100,000 unsecured revolving line of credit	October 3, 2028	1 one-year or 2 six-month	0.075%	1.05%–1.50%	0.15%–0.30%	0.725%–1.40%	0.125%–0.30%
The Operating Partnership’s ability to borrow under the Credit Agreement is subject to ongoing compliance by the Operating Partnership and its subsidiaries with various restrictive covenants, including with respect to liens, transactions with affiliates, dividends, mergers, and asset sales. In addition, the Credit Agreement requires that the Operating Partnership satisfy certain financial covenants, including (i) a maximum leverage ratio; (ii) a minimum fixed charge coverage ratio; (iii) a maximum secured indebtedness ratio; (iv) a maximum unsecured leverage ratio; and (v) a minimum unencumbered interest coverage ratio. As of December 31, 2025, we were in compliance with all such covenants.
The Credit Agreement includes customary representations and warranties, which must continue to be true and correct in all material respects as a condition for future draws under the Revolving Facility. The Credit Agreement also contains customary events of default, the occurrence of which, following any applicable grace period, would permit the lenders to, among other things, declare the principal, accrued interest, and other obligations under the Credit Agreement to be immediately due and payable.
As of December 31, 2025, we had outstanding letters of credit totaling $4.2 million with no amounts advanced against these instruments.
Unsecured Term Loans
In July 2022, in conjunction with the second amendment to the Credit Agreement, the Operating Partnership obtained a $300M Term Loan that bears interest at a rate of SOFR plus a credit spread based on a ratings-based pricing grid. The Fourth Amendment to the Credit Agreement described above reduced the ratings-based pricing credit spread from a range of 1.15% to 2.20% to a range of 0.75% to 1.60%. The Fourth Amendment also eliminated an additional 0.10% SOFR spread adjustment. Proceeds from the $300M Term Loan were used to repay outstanding indebtedness and for general corporate purposes. The Operating Partnership is permitted to prepay the $300M Term Loan in whole or in part at any time, without premium or penalty. The loan agreement for the $300M Term Loan includes the same Leverage Toggle for determining pricing and sustainability-linked pricing provisions as described above for the Credit Agreement. The greenhouse gas emission reduction targets have not been achieved as of December 31, 2025.
In October 2021, in connection with the merger with RPAI, the Operating Partnership (as successor by merger to RPAI) assumed RPAI’s $120M Term Loan and $150M Term Loan, which were originally priced on a leverage-based pricing grid with the credit spread set forth in the leverage grid resetting quarterly based upon the Company’s leverage, as calculated at the previous quarter end. The Operating Partnership had the option to irrevocably elect to convert to a ratings-based pricing grid at any time. In August 2022, the Operating Partnership made the election to convert to the ratings-based pricing grid. During the year ended December 31, 2024, the Operating Partnership repaid the $120M Term Loan that matured on July 17, 2024.
On October 31, 2024, the Operating Partnership entered into a fifth amendment to the loan agreement related to the $150M Term Loan that implemented certain changes to the representations and warranties, covenants, and events of default consistent with the Third Amendment. The loan agreement related to the $150M Term Loan included a sustainability metric based on targeted greenhouse gas emission reductions, which would result in a reduction of the otherwise applicable interest rate margin by one basis point upon achievement of targets set forth therein. During the year ended December 31, 2025, the Operating Partnership repaid the $150M Term Loan that was scheduled to mature on July 17, 2026.

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Under the loan agreement related to the $150M Term Loan, the Operating Partnership had the option to increase the term loan to $250.0 million upon the Operating Partnership’s request, subject to certain conditions including obtaining commitments from any one or more lenders, whether or not currently party to the term loan agreement, to provide such increased amounts. The Operating Partnership was permitted to prepay the $150M Term Loan in whole or in part, at any time, without being subject to a prepayment fee.
In October 2018, the Operating Partnership entered into a term loan agreement with a group of financial institutions providing for an unsecured term loan facility of up to $250.0 million (the “$250M Term Loan”). In October 2024, the Operating Partnership entered into the Second Amendment (the “Second Amendment”) to the term loan agreement that extended the maturity date of the $250M Term Loan to October 24, 2027, with the option to extend such maturity date by one one-year period at the Company’s election, subject to the payment of an extension fee and certain other customary conditions. In conjunction with the Second Amendment, the $250M Term Loan is priced on a ratings-based pricing grid with the interest rate equal to (x) a margin ranging from 0.75% to 1.60% or (y) a base rate plus a margin ranging from 0.00% to 0.60% and includes the same Leverage Toggle for determining pricing and sustainability-linked pricing provisions as described above for the Credit Agreement. In conjunction with the Second Amendment to the term loan agreement, the Company recorded a $0.2 million loss on extinguishment of debt related to the write-off of unamortized debt issuance costs. In July 2025, the Operating Partnership entered into the third amendment to the term loan agreement related to the $250M Term Loan that eliminated an additional 0.10% SOFR spread adjustment. The Operating Partnership has the option to increase the $250M Term Loan to $300.0 million, subject to certain conditions, including obtaining commitments from any one or more lenders, whether or not currently party to the term loan agreement, to provide such increased amounts. The Operating Partnership is permitted to prepay the $250M Term Loan in whole or in part, without premium or penalty.
The unsecured term loan agreements contain representations, financial and other affirmative and negative covenants, and events of default that are substantially similar to those contained in the Credit Agreement. The unsecured term loan agreements all rank pari passu with the Operating Partnership’s Revolving Facility and other unsecured indebtedness of the Operating Partnership.
The following table summarizes the key terms of the unsecured term loans as of December 31, 2025 (dollars in thousands):

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

	Year Ended December 31,
	2025	2024	2023
Amortization of debt issuance costs	$6,868	$4,650	$3,609

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Debt Discounts and Premiums
Debt discounts and premiums, including the related value of interest rate swaps that were assumed in the October 2021 merger with RPAI, are amortized over the terms of the respective loans. The following amounts of amortization are included as a component of “Interest expense” in the accompanying consolidated statements of operations and comprehensive income (loss) (in thousands):

	Year Ended December 31,
	2025	2024	2023
Amortization of debt discounts, premiums and hedge instruments	$7,221	$13,592	$19,503
In addition, the estimated amounts of the reduction to interest expense as of December 31, 2025 for each of the next five years and thereafter related to the amortization of debt discounts, premiums and assumed hedge instruments, assuming these instruments are held to maturity, are as follows (in thousands):

2026	$5,786
2027	4,709
2028	4,699
2029	3,773
2030	2,031
Thereafter	(2,084)
Total unamortized debt discounts, premiums and hedge instruments	$18,914
The following table reconciles total unamortized debt discounts, premiums and hedge instruments as of December 31, 2025 to the balance of unamortized discounts and premiums, net (in thousands):

Unamortized discounts and premiums on mortgages payable and senior unsecured notes	$18,394
Unamortized hedge instruments	520
Total unamortized debt discounts, premiums and hedge instruments	18,914
Unamortized hedge instruments (included in accumulated other comprehensive income)	(520)
Unamortized discounts and premiums, net	$18,394
Debt Maturities
The following table summarizes the scheduled maturities and principal amortization of the Company’s consolidated indebtedness as of December 31, 2025 (in thousands):

	Secured Debt
	Scheduled Principal Payments	Term Maturities	Unsecured Debt	Total
2026	$4,581	$10,600	$400,000	$415,181
2027	2,662	19,906	500,000	522,568
2028	2,943	—	185,000	187,943
2029	3,474	—	400,000	403,474
2030	2,936	100	400,000	403,036
Thereafter	3,186	92,549	1,000,000	1,095,735
	$19,782	$123,155	$2,885,000	$3,027,937
Debt discounts, premiums and issuance costs, net				(2,459)
Mortgage and other indebtedness, net				$3,025,478

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Debt Activity
During the years ended December 31, 2025, 2024 and 2023, we capitalized interest totaling $2.8 million, $3.9 million, and $3.7 million, respectively.
Fair Value of Fixed and Variable Rate Debt
As of December 31, 2025, the estimated fair value of fixed rate debt was $2.4 billion compared to the book value of $2.4 billion. The fair value was estimated using Level 2 and Level 3 inputs with cash flows discounted at current borrowing rates for similar instruments, which ranged from 4.50% to 6.49%. As of December 31, 2025, the estimated fair value of variable rate debt was $647.7 million compared to the book value of $647.2 million. The fair value was estimated using Level 2 and Level 3 inputs with cash flows discounted at current borrowing rates for similar instruments, which ranged from 4.54% to 5.84%.
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
The following table summarizes the terms and fair values of the Company’s derivative financial instruments that were designated and qualified as part of a hedging relationship as of December 31, 2025 and 2024 (dollars in thousands):

							Fair Value Assets (Liabilities)(1)
Type of Hedge	Number of Instruments	Aggregate Notional	Reference Rate	Interest Rate	Effective Date	Maturity Date	December 31, 2025	December 31, 2024
Cash Flow	Four	$—	SOFR	2.99%	12/1/2022	10/24/2025	$—	$2,307
Cash Flow	Two	—	SOFR	2.66%	8/1/2022	8/1/2025	—	884
Cash Flow	Two	—	SOFR	2.37%	11/22/2023	8/1/2025	—	2,101
Cash Flow(2)	Three	150,000	SOFR	1.68%	8/15/2022	7/17/2026	1,503	5,316
		$150,000					$1,503	$10,608

Fair Value(3)	Two	$—	SOFR	SOFR + 3.70%	4/23/2021	9/10/2025	$—	$(3,937)
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
These interest rate derivative agreements are the only assets or liabilities that we record at fair value on a recurring basis. The valuation of these assets and liabilities is determined using widely accepted techniques, including discounted cash flow analysis. These techniques consider the contractual terms of the derivatives (including the period to maturity) and use observable market-based inputs, such as interest rate curves and implied volatilities. We also incorporate credit valuation adjustments into the fair value measurements to reflect nonperformance risk on both our part and that of the respective counterparties.
We have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, although the credit valuation adjustments associated with our derivatives use Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. As of December 31, 2025 and 2024, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations are classified within Level 2 of the fair value hierarchy.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings. Approximately $9.1 million, $17.4 million, and $17.4 million was reclassified as a reduction to interest expense during the years ended December 31, 2025, 2024 and 2023, respectively. As interest payments on our derivatives are made over the next 12 months, we estimate the decrease to interest expense to be approximately $5.1 million, assuming the current SOFR curve.
Unrealized gains and losses on our interest rate derivative agreements are the only components of the change in accumulated other comprehensive income.
NOTE 11. LEASE INFORMATION
Rental Income
The Company receives rental income from the leasing of retail and office space. The lease agreements generally provide for certain increases in base rent and reimbursements for certain operating expenses, and they may require tenants to pay contingent rent to the extent their sales exceed a defined threshold. Certain tenants have the option in their lease agreement to extend their lease upon the expiration of the contractual term. Variable lease payments are based upon tenant sales information and are recognized once a tenant’s sales volume exceeds a defined threshold. Variable lease payments for the reimbursement of operating expenses are based upon the operating expense activity for the period.
Rental income related to the Company’s operating leases is comprised of the following for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Fixed contractual lease payments – operating leases	$659,955	$653,537	$637,915
Variable lease payments – operating leases	160,000	156,200	151,853
Bad debt reserve	(7,838)	(5,356)	(3,459)
Straight-line rent adjustments	11,341	12,742	13,186
Straight-line rent reserve for uncollectibility	(987)	(653)	(1,374)
Amortization of in-place lease liabilities, net	8,300	10,078	12,025
Rental income	$830,771	$826,548	$810,146
The weighted-average remaining term of the lease agreements is approximately 4.9 years. During the years ended December 31, 2025, 2024 and 2023, the Company earned overage rent totaling $6.0 million, $7.1 million, and $7.5 million, respectively.

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025, the future minimum rentals to be received under non-cancelable operating leases, excluding variable lease payments and amounts deferred under lease concession agreements, for each of the next five years and thereafter are as follows (in thousands):

Lease Payments
2026	$605,363
2027	561,582
2028	484,444
2029	393,729
2030	319,166
Thereafter	995,735
Total	$3,360,019
Commitments under Ground Leases
As of December 31, 2025, we are obligated under 11 ground leases for approximately 98 acres of land. Most of these ground leases require fixed annual rent payments. The expiration dates of the remaining initial terms of these ground leases range from 2028 to 2092, with a weighted average remaining term of 32.8 years. Certain of these leases have five- to 10-year extension options ranging in total from 20 to 25 years.
Right-of-use assets are included within “Prepaid and other assets,” and lease liabilities are reflected within “Deferred revenue and other liabilities” in the accompanying consolidated balance sheets.
During the years ended December 31, 2025, 2024 and 2023, the Company incurred ground lease expense on these operating leases of $6.3 million, $6.3 million, and $6.2 million, respectively. The Company made payments of $5.3 million, $5.2 million, and $5.2 million during the years ended December 31, 2025, 2024 and 2023, respectively, which are included within operating cash flows.
As of December 31, 2025, the future minimum lease payments due under ground leases for each of the next five years and thereafter are as follows (in thousands):

Lease Obligations
2026	$5,238
2027	5,283
2028	5,063
2029	5,018
2030	5,325
Thereafter	95,918
$121,845
Adjustment for discounting	(56,502)
Lease liabilities as of December 31, 2025	$65,343
NOTE 12. SEGMENT REPORTING
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
The following table presents information on the Company’s reported segment revenue, net operating income, and significant segment expenses that are provided to the CODM and included within the Company’s single reportable operating segment measure of profit or loss:

	Year Ended December 31,
	2025	2024	2023
Revenue:
Minimum rent	$655,575	$650,331	$642,255
Tenant reimbursements	177,015	174,510	163,877
Bad debt reserve	(7,838)	(5,356)	(3,459)
Other property-related revenue	7,192	4,424	4,754
Overage rent	6,019	7,063	7,473
Total revenue	837,963	830,972	814,900

Expenses:
Property operating – recoverable	99,372	96,894	90,180
Property operating – non-recoverable	15,291	15,455	16,348
Real estate taxes	103,819	103,301	101,780
Total expenses	218,482	215,650	208,308

Net operating income	619,481	615,322	606,592

Other (expense) income:
Net gains from outlot sales	6,096	4,363	1,662
Other general and administrative expenses	(55,459)	(52,558)	(56,142)
Fee income	4,240	4,663	4,366
Impairment charges	(51,849)	(66,201)	(477)
Depreciation and amortization	(373,287)	(393,335)	(426,361)
Interest expense	(132,577)	(125,691)	(105,349)
Equity in (loss) earnings of unconsolidated subsidiaries	(11,650)	(1,158)	33
Gain on sale of unconsolidated property, net	—	2,325	—
Income tax expense of taxable REIT subsidiaries	(467)	(139)	(533)
Loss on extinguishment of debt	—	(180)	—
Other income, net	9,038	17,869	1,991
Gain (loss) on sales of operating properties, net	291,962	(864)	22,601
Net income	305,528	4,416	48,383
Net income attributable to noncontrolling interests	(6,865)	(345)	(885)
Net income attributable to common shareholders	$298,663	$4,071	$47,498

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13. SHAREHOLDERS’ EQUITY
Distributions
On October 28, 2025, our Board of Trustees declared a cash distribution of $0.29 per common share and Common Unit for the fourth quarter of 2025. On December 29, 2025, our Board of Trustees also declared a special cash distribution of $0.145 per common share and Common Unit. These distributions were paid on January 16, 2026, to common shareholders and common unitholders of record as of January 9, 2026.
For the years ended December 31, 2025, 2024 and 2023, we declared cash distributions totaling $1.245, $1.03, and $0.97, respectively, per common share and Common Unit.
Share Repurchase Program
In February 2021, our Board of Trustees approved a share repurchase program under which the Company may repurchase, from time to time, up to an aggregate of $150.0 million of our common shares. In April 2022, our Board of Trustees authorized a $150.0 million increase to the size of the share repurchase program, authorizing share repurchases up to a maximum of $300.0 million of our common shares (the “Share Repurchase Program”). The Company intends to fund any future repurchases under the Share Repurchase Program with cash on hand or availability under the Revolving Facility, subject to any applicable restrictions. The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will depend upon prevailing market conditions, regulatory requirements, and other factors. In November 2025, the Company extended the Share Repurchase Program for an additional year to February 28, 2027, if not terminated or extended prior to that date. During the year ended December 31, 2025, the Company repurchased 10.9 million common shares at an average price per share of $22.82 for a total of $247.7 million. As of December 31, 2025, $52.3 million remained available for repurchases of common shares under the Company’s Share Repurchase Program. The Company did not repurchase any shares during the years ended December 31, 2024 and 2023.
Subsequent to December 31, 2025, the Company repurchased 2.2 million common shares at an average price per share of $23.92 for a total of $52.3 million. Additionally, in February 2026, our Board of Trustees authorized a $300.0 million increase to the size of the Share Repurchase Program, authorizing share repurchases up to a maximum of $600.0 million of our common shares.
Dividend Reinvestment and Share Purchase Plan
We maintain a dividend reinvestment and share purchase plan that offers shareholders and new investors the option to invest all or a portion of their common share dividends in additional common shares. Participants in this plan are also able to make optional cash investments with certain restrictions.
NOTE 14. EARNINGS PER SHARE OR UNIT
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
Potentially dilutive securities include (i) outstanding options to acquire common shares; (ii) Limited Partner Units, which may be exchanged for either cash or common shares at the Parent Company’s option and under certain circumstances; (iii) AO LTIP Units; (iv) deferred common share units, which may be credited to the personal accounts of members of the Board of Trustees in lieu of compensation paid in cash or the issuance of common shares to such trustees, and (v) common shares issuable upon the exchange of the Company’s Exchangeable Notes. The Company calculates the potential dilutive effect of the Exchangeable Notes under the if-converted method, which considers only the amounts settled in excess of the principal in diluted earnings per share as the principal must be paid in cash. Limited Partner Units have been omitted from the Parent Company’s denominator for the purpose of computing diluted earnings per share since the effect of including those amounts in the denominator would have no dilutive impact. Weighted average Limited Partner Units outstanding were 4.8 million, 3.8 million, and 3.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the calculation of basic and diluted earnings per share for the Parent Company for the years ended December 31, 2025, 2024 and 2023. We have omitted the calculation of basic and diluted earnings per unit since the dilutive securities for the Operating Partnership are the same as those for the Parent Company (dollars in thousands, except per share data):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income attributable to common shareholders – basic and diluted	$298,663	$4,071	$47,498

Denominator:
Weighted average common shares outstanding – basic	218,310,451	219,614,149	219,344,832
Effect of dilutive securities:
AO LTIP Units	38,404	43,331	325,603
Deferred common share units	80,618	70,016	57,848
Exchangeable Notes	—	—	—
Weighted average common shares outstanding – diluted	218,429,473	219,727,496	219,728,283

Net income per common share – basic	$1.37	$0.02	$0.22
Net income per common share – diluted	$1.37	$0.02	$0.22
NOTE 15. COMMITMENTS AND CONTINGENCIES
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
In 2021, we provided repayment and completion guarantees on loans totaling $66.2 million associated with the development of The Corner mixed-use project in the Indianapolis MSA. As of December 31, 2025, the outstanding balance of the loans was $69.1 million, of which our share was $34.5 million.
As of December 31, 2025, we had outstanding letters of credit totaling $4.2 million with no amounts advanced against these instruments.
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
Legal Proceedings
We are not subject to any material litigation, nor, to management’s knowledge, is any material litigation currently threatened against us. We are parties to routine litigation, claims, and administrative proceedings arising in the ordinary course of business. Management believes that such matters will not have a material adverse impact on our consolidated financial condition, results of operations, or cash flows taken as a whole.

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16. RELATED PARTIES AND RELATED PARTY TRANSACTIONS
Subsidiaries of the Company provide certain management, construction management, and other services to a number of entities owned by several members of the Company’s management. During each of the years ended December 31, 2025, 2024 and 2023, we earned less than $0.1 million from entities owned by certain members of management.
We reimburse entities owned by certain members of the Company’s management for certain travel and related services. During the years ended December 31, 2025, 2024 and 2023, we paid $0.2 million, $0.2 million, and $0.3 million, respectively, to this related entity.
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
NOTE 17. SUBSEQUENT EVENTS
Subsequent to December 31, 2025, we:
•repurchased 2.2 million common shares at an average price per share of $23.92 for a total of $52.3 million; and
•closed on the sale of the second phase of a land parcel and the rights to develop 14 residential units at the One Loudoun Expansion in the Washington, D.C. MSA for a sales price of $3.7 million.
On February 14, 2026, our Board of Trustees authorized a $300.0 million increase to the size of our Share Repurchase Program, authorizing share repurchases up to a maximum of $600.0 million of our common shares.

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Schedule III
Consolidated Real Estate and Accumulated Depreciation
December 31, 2025
(in thousands)

		Initial Cost(1)		Cost Capitalized Subsequent to Acquisition/Development		Gross Carrying Amount Close of Period
Name	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Year Built / Renovated	Year Acquired
Operating Properties
12th Street Plaza	$—	$2,624	$10,615	$—	$3,999	$2,624	$14,614	$17,238	$4,601	1978/2003	2012
54th & College	—	2,672	—	—	—	2,672	—	2,672	—	2008	N/A
Arcadia Village	—	8,487	11,629	—	577	8,487	12,206	20,693	3,453	1957	2021
Avondale Plaza	—	6,723	10,040	—	84	6,723	10,124	16,847	2,421	2005	2021
Bayonne Crossing	—	47,809	38,339	—	3,672	47,809	42,011	89,820	14,688	2011	2014
Bayport Commons	—	7,005	20,362	—	4,899	7,005	25,261	32,266	12,356	2008	N/A
Bridgewater Marketplace	—	3,407	7,473	—	1,800	3,407	9,273	12,680	4,597	2008	N/A
Burlington*	—	—	2,773	—	29	—	2,802	2,802	2,802	1992/2000	2000
Castleton Crossing	—	9,761	24,162	—	1,566	9,761	25,728	35,489	9,135	1975	2013
Cedar Park Town Center	—	9,032	25,600	—	397	9,032	25,997	35,029	4,437	2013	2021
Centennial Center	—	58,960	71,351	—	10,668	58,960	82,019	140,979	48,012	2002	2014
Centennial Gateway	—	5,305	48,398	—	1,537	5,305	49,935	55,240	22,522	2005	2014
Centre at Laurel	—	6,122	34,213	—	1,095	6,122	35,308	41,430	8,311	2005	2021
Centre Point Commons*	—	2,918	22,272	—	921	2,918	23,193	26,111	10,414	2007	2014
Chantilly Crossing	—	12,309	17,458	—	1,415	12,309	18,873	31,182	4,584	2004	2021
Chapel Hill Shopping Center*	—	—	34,653	—	3,226	—	37,879	37,879	18,682	2001	2015
Circle East	—	1,188	26,817	—	2,377	1,188	29,194	30,382	4,577	1998/2022	2021
Clearlake Shores Shopping Center	—	3,845	6,493	—	958	3,845	7,451	11,296	1,868	2003	2021
Coal Creek Marketplace	—	9,397	11,645	—	520	9,397	12,165	21,562	3,548	1991	2021
Cobblestone Plaza	—	10,374	43,620	—	4,669	10,374	48,289	58,663	20,720	2011	N/A
Colleyville Downs	—	5,446	36,506	—	5,148	5,446	41,654	47,100	23,622	2014	2015
Colonial Square	—	7,521	18,499	—	4,301	7,521	22,800	30,321	9,242	2010	2014
Colony Square	—	20,300	17,353	—	2,222	20,300	19,575	39,875	6,030	1997	2021
Commons at Temecula	—	18,966	43,691	—	665	18,966	44,356	63,322	13,309	1999	2021
Cool Creek Commons	—	6,062	12,225	—	8,994	6,062	21,219	27,281	10,511	2005	N/A
Cool Springs Market	—	12,444	20,880	40	12,021	12,484	32,901	45,385	17,121	1995	2013
Coppell Town Center	—	5,052	11,214	—	815	5,052	12,029	17,081	3,525	1999	2021
Cypress Mill Plaza	—	6,320	9,926	—	542	6,320	10,468	16,788	2,693	2004	2021
Davis Towne Crossing	—	995	8,939	—	196	995	9,135	10,130	2,314	2003	2021
Delray Marketplace	12,200	18,750	84,233	1,284	12,078	20,034	96,311	116,345	38,936	2013	N/A
Downtown Crown	—	25,759	76,338	—	8,501	25,759	84,839	110,598	14,122	2014	2021
Draper Crossing	—	9,054	27,063	—	2,580	9,054	29,643	38,697	14,792	2012	2014

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Schedule III
Consolidated Real Estate and Accumulated Depreciation
December 31, 2025
(in thousands)

		Initial Cost(1)		Cost Capitalized Subsequent to Acquisition/Development		Gross Carrying Amount Close of Period
Name	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Year Built / Renovated	Year Acquired
Operating Properties (continued)
Draper Peaks	$—	$11,498	$46,639	$522	$6,952	$12,020	$53,591	$65,611	$21,419	2012	2014
East Stone Commons*	—	3,766	21,252	—	536	3,766	21,788	25,554	5,262	2005	2021
Eastern Beltway	—	23,221	45,500	—	9,107	23,221	54,607	77,828	22,569	1998/2006	2014
Eastgate Pavilion	—	8,026	18,217	—	3,306	8,026	21,523	29,549	11,616	1995	2004
Eastwood Towne Center	—	3,242	55,528	—	7,279	3,242	62,807	66,049	16,955	2002	2021
Eddy Street Commons*	—	1,900	46,685	—	8,751	1,900	55,436	57,336	20,056	2009/2022	N/A
Edwards Multiplex	—	22,583	27,232	—	294	22,583	27,526	50,109	7,811	1997	2021
Estero Town Commons	—	7,453	9,900	—	1,533	7,453	11,433	18,886	5,895	2006	N/A
Fairgrounds Plaza	—	12,690	15,249	—	113	12,690	15,362	28,052	3,974	2002	2021
Fishers Station	—	5,041	13,001	—	312	5,041	13,313	18,354	6,069	2018	N/A
Fordham Place	—	41,993	100,111	—	1,685	41,993	101,796	143,789	18,773	1920/2009	2021
Fort Evans Plaza II	—	14,110	38,655	—	8,066	14,110	46,721	60,831	9,074	2008	2021
Galvez Shopping Center	—	494	4,946	—	282	494	5,228	5,722	1,319	2004	2021
Gardiner Manor	—	29,521	19,446	—	10,110	29,521	29,556	59,077	7,167	2000	2021
Gateway Pavilions	—	44,167	8,458	—	2,556	44,167	11,014	55,181	3,496	2003	2021
Gateway Plaza	—	15,608	21,593	—	6,374	15,608	27,967	43,575	8,282	2000	2021
Gateway Station	—	10,679	10,462	—	1,026	10,679	11,488	22,167	2,866	2003	2021
Gateway Village	—	32,045	33,316	—	806	32,045	34,122	66,167	10,374	1996	2021
Geist Pavilion	—	1,368	6,892	—	3,050	1,368	9,942	11,310	5,438	2006	N/A
Gerry Centennial Plaza	—	3,448	9,552	—	979	3,448	10,531	13,979	2,492	2006	2021
Glendale Town Center	—	1,442	41,154	(187)	26,472	1,255	67,626	68,881	39,676	1958/2021	1999
Grapevine Crossing	—	7,021	11,900	—	1,170	7,021	13,070	20,091	3,828	2001	2021
Green's Corner	—	4,716	13,623	—	198	4,716	13,821	18,537	3,989	1997	2021
Greyhound Commons	—	2,629	6	—	1,907	2,629	1,913	4,542	39	2005	N/A
Gurnee Town Center	—	7,348	20,471	—	1,261	7,348	21,732	29,080	6,242	2000	2021
Henry Town Center	—	9,353	49,123	—	3,719	9,353	52,842	62,195	14,826	2002	2021
Heritage Square	—	11,373	16,099	—	609	11,373	16,708	28,081	4,939	1985	2021
Heritage Towne Crossing	—	5,720	14,696	—	461	5,720	15,157	20,877	4,144	2002	2021
Holly Springs Towne Center	—	22,324	92,404	—	9,115	22,324	101,519	123,843	36,678	2013	N/A
Home Depot Center*	—	—	20,122	—	462	—	20,584	20,584	5,819	1996	2021
Huebner Oaks	—	19,423	35,404	—	3,427	19,423	38,831	58,254	8,950	1996	2021
Hunter's Creek Promenade	—	8,017	12,258	179	2,035	8,196	14,293	22,489	6,312	1994	2013

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Schedule III
Consolidated Real Estate and Accumulated Depreciation
December 31, 2025
(in thousands)

		Initial Cost(1)		Cost Capitalized Subsequent to Acquisition/Development		Gross Carrying Amount Close of Period
Name	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Year Built / Renovated	Year Acquired
Operating Properties (continued)
Indian River Square	$—	$4,000	$5,690	$1,100	$6,109	$5,100	$11,799	$16,899	$5,053	1997/2004	2005
Jefferson Commons	—	23,356	19,473	—	4,507	23,356	23,980	47,336	6,702	2005	2021
John's Creek Village	—	7,668	39,302	—	1,342	7,668	40,644	48,312	10,278	2004	2021
Killingly Commons	—	21,999	29,649	—	2,562	21,999	32,211	54,210	11,702	2010	2014
King's Lake Square	—	4,519	11,894	—	1,964	4,519	13,858	18,377	8,130	1986/2014	2003
La Plaza Del Norte	—	18,113	32,442	—	1,234	18,113	33,676	51,789	9,853	1996	2021
Lake City Commons	—	4,693	11,348	—	692	4,693	12,040	16,733	4,770	2008	2014
Lake Mary Plaza	—	1,413	8,447	—	433	1,413	8,880	10,293	3,354	2009	2014
Lake Worth Towne Crossing	—	6,228	28,499	—	1,527	6,228	30,026	36,254	7,143	2005	2021
Lakewood Towne Center	—	27,219	29,553	—	6,275	27,219	35,828	63,047	9,930	2002	2021
Lincoln Park	—	14,757	39,830	—	1,324	14,757	41,154	55,911	11,749	1997	2021
Lincoln Plaza	—	6,239	38,239	—	6,674	6,239	44,913	51,152	12,931	2001	2021
Lithia Crossing	—	3,065	6,749	—	10,906	3,065	17,655	20,720	4,453	1994/2003	2011
Lowe's Center	—	19,894	—	—	310	19,894	310	20,204	4	2005	2021
MacArthur Crossing	—	11,190	31,192	—	2,045	11,190	33,237	44,427	7,302	1995	2021
Main Street Promenade	—	2,630	59,620	—	2,552	2,630	62,172	64,802	9,520	2003	2021
Manchester Meadows	—	10,788	29,617	—	1,413	10,788	31,030	41,818	10,416	1994	2021
Mansfield Towne Crossing	—	2,966	14,094	—	1,296	2,966	15,390	18,356	3,825	2003	2021
Market Street Village	—	9,764	16,360	—	5,621	9,764	21,981	31,745	12,500	1970/2004	2005
Merrifield Town Center	—	5,186	41,059	—	2,135	5,186	43,194	48,380	8,813	2008	2021
Merrifield Town Center II	—	19,614	23,042	—	159	19,614	23,201	42,815	4,897	1972/2007	2021
Miramar Square	—	26,492	30,549	387	10,410	26,879	40,959	67,838	15,888	2008	2014
Mullins Crossing*	—	10,582	38,619	—	7,569	10,582	46,188	56,770	20,296	2005	2014
Naperville Marketplace	—	5,364	11,377	—	487	5,364	11,864	17,228	5,975	2008	N/A
New Forest Crossing	—	7,175	11,655	—	335	7,175	11,990	19,165	3,108	2003	2021
New Hyde Park Shopping Center	—	10,792	9,450	—	850	10,792	10,300	21,092	1,891	1964/2011	2021
Newnan Crossing	—	6,616	40,543	—	2,197	6,616	42,740	49,356	12,997	1999	2021
Newton Crossroads	—	1,004	10,752	—	422	1,004	11,174	12,178	3,207	1997	2021
Nora Plaza	3,068	3,790	19,508	5,002	39,357	8,792	58,865	67,657	10,627	2004	2019
North Benson Center	—	16,632	9,703	—	2,791	16,632	12,494	29,126	3,218	1988	2021
Northcrest Shopping Center	—	4,044	33,519	—	3,443	4,044	36,962	41,006	14,708	2008	2014
Northdale Promenade	—	1,718	27,242	—	400	1,718	27,642	29,360	20,976	2017	N/A

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Schedule III
Consolidated Real Estate and Accumulated Depreciation
December 31, 2025
(in thousands)

		Initial Cost(1)		Cost Capitalized Subsequent to Acquisition/Development		Gross Carrying Amount Close of Period
Name	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Year Built / Renovated	Year Acquired
Operating Properties (continued)
Northgate North	$20,970	$20,063	$47,624	$—	$3,119	$20,063	$50,743	$70,806	$14,467	1999	2021
Northpointe Plaza	—	15,657	34,002	—	1,880	15,657	35,882	51,539	10,134	1991	2021
Oak Brook Promenade	—	6,753	48,281	—	10,177	6,753	58,458	65,211	12,644	2006	2021
Oleander Place*	—	847	5,226	—	507	847	5,733	6,580	3,345	2012	2011
One Loudoun Downtown	95,095	74,400	233,760	—	16,457	74,400	250,217	324,617	42,694	2013/2022	2021
Oswego Commons	—	5,746	8,036	—	7,544	5,746	15,580	21,326	3,872	2002	2021
Palms Plaza	—	12,049	24,201	—	1,648	12,049	25,849	37,898	6,047	1988/2004	2022
Parkside Town Commons	—	21,806	104,283	(60)	13,034	21,746	117,317	139,063	46,304	2015	N/A
Parkside West Cobb	—	6,750	31,276	—	375	6,750	31,651	38,401	2,168	2016	2024
Pebble Marketplace	—	7,504	34,237	—	1,202	7,504	35,439	42,943	4,743	1997	2022
Pelham Manor Shopping Plaza*	—	—	41,998	—	700	—	42,698	42,698	8,826	2008	2021
Perimeter Woods	—	6,893	27,204	—	5,876	6,893	33,080	39,973	12,962	2008	2014
Pine Ridge Crossing	—	5,640	16,258	—	6,643	5,640	22,901	28,541	12,083	1994	2006
Plaza at Cedar Hill	—	5,782	31,614	—	17,824	5,782	49,438	55,220	27,148	2000	2004
Plaza at Marysville	—	6,710	18,373	—	354	6,710	18,727	25,437	5,614	1995	2021
Pleasant Hill Commons	—	3,350	10,036	—	(128)	3,350	9,908	13,258	4,017	2008	2014
Pleasant Run Towne Crossing	—	4,465	24,645	—	2,448	4,465	27,093	31,558	7,229	2004	2021
Prestonwood Place	—	14,282	61,202	—	606	14,282	61,808	76,090	6,197	1979/2020	2023
Publix at Woodruff	—	1,783	6,285	—	1,063	1,783	7,348	9,131	5,987	1997	2012
Rampart Commons	4,772	1,136	40,065	—	1,575	1,136	41,640	42,776	20,222	2018	2014
Rangeline Crossing	—	1,981	17,434	—	4,461	1,981	21,895	23,876	9,475	1986/2013	N/A
Riverchase Plaza	—	3,889	10,826	—	1,396	3,889	12,222	16,111	6,746	1991/2001	2006
Rivers Edge	—	5,647	28,556	—	6,311	5,647	34,867	40,514	13,406	2011	2008
Rivery Towne Crossing	—	5,230	2,154	—	1,176	5,230	3,330	8,560	1,028	2005	2021
Royal Oaks Village II	—	3,462	9,006	—	866	3,462	9,872	13,334	2,664	2004	2021
Sawyer Heights Village	—	18,720	19,354	—	725	18,720	20,079	38,799	4,346	2007	2021
Saxon Crossing	—	3,764	15,133	—	1,337	3,764	16,470	20,234	6,552	2009	2014
Shoppes at Hagerstown	—	6,796	15,803	—	925	6,796	16,728	23,524	3,559	2008	2021
Shoppes at Plaza Green	—	3,749	20,528	—	9,485	3,749	30,013	33,762	12,223	2000	2012
Shoppes at Quarterfield	—	4,105	8,703	—	650	4,105	9,353	13,458	1,557	1999/2022	2021
Shoppes of Eastwood	—	1,688	8,911	—	1,145	1,688	10,056	11,744	6,256	1997	2013
Shoppes of New Hope	—	2,107	10,559	—	241	2,107	10,800	12,907	2,553	2004	2021

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Schedule III
Consolidated Real Estate and Accumulated Depreciation
December 31, 2025
(in thousands)

		Initial Cost(1)		Cost Capitalized Subsequent to Acquisition/Development		Gross Carrying Amount Close of Period
Name	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Year Built / Renovated	Year Acquired
Operating Properties (continued)
Shoppes of Prominence Point	$—	$2,945	$11,078	$—	$638	$2,945	$11,716	$14,661	$2,890	2004	2021
Shops at Eagle Creek	—	2,121	7,966	—	5,024	2,121	12,990	15,111	7,212	1998	2003
Shops at Forest Commons	—	1,616	9,320	—	686	1,616	10,006	11,622	2,730	2002	2021
Shops at Julington Creek	—	2,372	7,241	—	521	2,372	7,762	10,134	2,784	2011	2014
Shops at Moore	—	6,284	23,159	—	4,531	6,284	27,690	33,974	10,060	2010	2014
Silver Springs Pointe	—	7,580	4,947	—	567	7,580	5,514	13,094	2,897	2001	2014
Southlake Corners	—	7,998	16,529	—	641	7,998	17,170	25,168	5,329	2004	2021
Southlake Town Square	—	19,534	319,696	—	27,544	19,534	347,240	366,774	97,664	1998	2021
Stilesboro Oaks	—	3,712	11,268	—	407	3,712	11,675	15,387	3,343	1997	2021
Stonebridge Plaza	—	1,923	7,917	—	324	1,923	8,241	10,164	2,350	1997	2021
Sunland Towne Centre	—	14,774	21,949	—	6,730	14,774	28,679	43,453	15,607	1996	2004
Tacoma South	—	30,058	3,291	—	1,257	30,058	4,548	34,606	1,145	1984	2021
Target South Center	—	2,581	9,553	—	136	2,581	9,689	12,270	2,821	1999	2021
Tarpon Bay Plaza	—	3,855	23,796	—	3,180	3,855	26,976	30,831	12,811	2007	N/A
The Brickyard	—	29,389	19,134	—	5,836	29,389	24,970	54,359	6,905	1977/2004	2021
The Corner	—	3,772	23,437	—	359	3,772	23,796	27,568	8,235	2008	2014
The Landing at Tradition	—	1,300	—	—	64	1,300	64	1,364	—	2007	2014
The Shoppes at Union Hill	6,832	9,876	46,208	—	2,208	9,876	48,416	58,292	12,241	2003	2021
The Shops at Legacy	—	14,864	118,380	—	16,359	14,864	134,739	149,603	34,752	2002	2021
Tollgate Marketplace	—	11,963	64,856	—	15,581	11,963	80,437	92,400	20,957	1979/1994	2021
Toringdon Market	—	5,448	9,025	—	1,251	5,448	10,276	15,724	4,711	2004	2013
Towson Square	—	1,412	26,684	—	352	1,412	27,036	28,448	5,170	2014	2021
Traders Point	—	11,135	41,871	—	3,447	11,135	45,318	56,453	28,803	2005	N/A
Tradition Village Center	—	3,140	14,576	—	1,773	3,140	16,349	19,489	7,214	2006	2014
Tysons Corner	—	13,334	10,407	—	140	13,334	10,547	23,881	1,979	1980/2013	2021
Village Commons	—	24,080	38,037	—	33	24,080	38,070	62,150	2,514	1987/2015	2025
Village Shoppes at Simonton	—	1,627	11,633	—	133	1,627	11,766	13,393	2,904	2004	2021
Walter's Crossing	—	13,056	20,656	—	4,271	13,056	24,927	37,983	5,801	2005	2021
Waterford Lakes Village	—	2,317	1,773	—	11,592	2,317	13,365	15,682	2,528	1997	2004
Waxahachie Crossing	—	1,411	15,698	—	10	1,411	15,708	17,119	5,733	2010	2014
Westbury Center	—	4,540	12,866	—	142	4,540	13,008	17,548	3,553	2000	2021
Winchester Commons	—	2,119	9,325	—	115	2,119	9,440	11,559	2,762	1999	2021

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Schedule III
Consolidated Real Estate and Accumulated Depreciation
December 31, 2025
(in thousands)

		Initial Cost(1)		Cost Capitalized Subsequent to Acquisition/Development		Gross Carrying Amount Close of Period
Name	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Year Built / Renovated	Year Acquired
Operating Properties (continued)
Woodinville Plaza	$—	$24,722	$29,830	$—	$6,186	$24,722	$36,016	$60,738	$9,205	1981	2021

Total Operating Properties	142,937	1,625,948	4,481,369	8,267	599,426	1,634,215	5,080,795	6,715,010	1,623,188

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Schedule III
Consolidated Real Estate and Accumulated Depreciation
December 31, 2025
(in thousands)

		Initial Cost(1)		Cost Capitalized Subsequent to Acquisition/Development		Gross Carrying Amount Close of Period
Name	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Year Built / Renovated	Year Acquired
Office and Other Properties
Carillon MOB	$—	$593	$22,877	$—	$535	$593	$23,412	$24,005	$1,436	2024	2021
Thirty South Meridian	—	1,643	5,795	—	33,082	1,643	38,877	40,520	19,395	1905/2002	2001
Union Station Parking Garage	—	904	2,310	—	2,281	904	4,591	5,495	2,577	1986	2001
Eastgate Crossing	—	4,244	51,358	—	11,382	4,244	62,740	66,984	8,642	1958/2007	2020

Total Office and Other Properties	—	7,384	82,340	—	47,280	7,384	129,620	137,004	32,050

Development and Redevelopment Projects
Carillon	—	19,339	2,013	—	5,103	19,339	7,116	26,455	952	2004	2021
Hamilton Crossing Centre	—	3,139	1,485	(19)	2,727	3,120	4,212	7,332	—	N/A	N/A
One Loudoun – Uptown	—	88,613	—	(88)	27,076	88,525	27,076	115,601	1	N/A	2021
The Corner – IN	—	—	—	—	—	—	—	—	—	N/A	N/A

Total Development and Redevelopment Projects	—	111,091	3,498	(107)	34,906	110,984	38,404	149,388	953

Other **
Bridgewater Marketplace	—	855	—	—	—	855	—	855	—	N/A	N/A
KRG Development	—	—	—	—	—	—	—	—	—	N/A	N/A
KRG New Hill	—	1,092	—	130	—	1,222	—	1,222	—	N/A	N/A
KRG Peakway	—	—	—	—	—	—	—	—	—	N/A	N/A

Total Other	—	1,947	—	130	—	2,077	—	2,077	—

Line of credit/Term loans/Unsecured notes	2,885,000	—	—	—	—	—	—	—	—	N/A	N/A

Grand Total	$3,027,937	$1,746,370	$4,567,207	$8,290	$681,612	$1,754,660	$5,248,819	$7,003,479	$1,656,191
(1)The balance for initial cost could include parcels/outparcels, assets written off, and/or provisions for impairment.
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

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Notes to Schedule III
Consolidated Real Estate and Accumulated Depreciation
(dollars in thousands)

NOTE 1. RECONCILIATION OF INVESTMENT PROPERTIES
The changes in investment properties for the years ended December 31, 2025, 2024 and 2023 are as follows:

	Year Ended December 31,
	2025	2024	2023
Balance as of January 1,	$7,634,191	$7,740,061	$7,732,573
Acquisitions	62,117	38,101	75,587
Property held for sale	(12,944)	(105,828)	—
Improvements	150,976	139,895	140,654
Impairment of property	(41,018)	(101,678)	—
Disposals	(789,843)	(76,360)	(208,753)
Balance as of December 31,	$7,003,479	$7,634,191	$7,740,061
The unaudited aggregate cost of investment properties for U.S. federal income tax purposes as of December 31, 2025 was approximately $8.4 billion.
NOTE 2. RECONCILIATION OF ACCUMULATED DEPRECIATION
The changes in accumulated depreciation for the years ended December 31, 2025, 2024 and 2023 are as follows:

	Year Ended December 31,
	2025	2024	2023
Balance as of January 1,	$1,587,661	$1,381,770	$1,161,148
Depreciation expense	310,837	314,632	317,593
Property held for sale	—	(1,360)	—
Impairment of property	(6,339)	(35,477)	—
Disposals	(235,968)	(71,904)	(96,971)
Balance as of December 31,	$1,656,191	$1,587,661	$1,381,770
Depreciation of investment properties reflected in the accompanying consolidated statements of operations and comprehensive income (loss) is calculated over the estimated original lives of the assets as follows:

Buildings	20 – 35 years
Building improvements	10 – 35 years
Tenant improvements	Term of related lease
Furniture and fixtures	5 – 10 years
All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the accompanying consolidated financial statements or notes thereto.