Form 10-Q
period 2026-03-31
KITE REALTY GROUP TRUST; Kite Realty Group, L.P.
filed 2026-04-29
CIK 1286043, 1636315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
The number of Common Shares outstanding as of April 24, 2026 was 203,066,551 ($0.01 par value).

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2026 of Kite Realty Group Trust, Kite Realty Group, L.P. and its subsidiaries. Unless stated otherwise or the context otherwise requires, references to “Kite Realty Group Trust” or the “Parent Company” mean Kite Realty Group Trust, and references to the “Operating Partnership” mean Kite Realty Group, L.P. and its consolidated subsidiaries. The terms “Company,” “we,” “us,” and “our” refer to the Parent Company and the Operating Partnership, collectively, and those entities owned or controlled by the Parent Company and/or the Operating Partnership.
The Operating Partnership is engaged in the ownership, operation, acquisition, development and redevelopment of high-quality, open-air shopping centers and mixed-use assets that are primarily grocery-anchored and located in high-growth Sun Belt markets and select strategic gateway markets in the United States, and the Parent Company conducts substantially all of its activities through the Operating Partnership and its wholly owned subsidiaries. The Parent Company is the sole general partner of the Operating Partnership and, as of March 31, 2026, owned approximately 97.5% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 2.5% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) are owned by the limited partners.
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

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
KITE REALTY GROUP TRUST
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
Assets:
Investment properties, at cost	$7,029,261	$7,003,479
Less: accumulated depreciation	(1,717,404)	(1,656,191)
Net investment properties	5,311,857	5,347,288

Cash and cash equivalents	32,539	36,761
Tenant and other receivables, including accrued straight-line rent of $72,548 and $70,940, respectively	133,290	127,865
Restricted cash and escrow deposits	190,581	441,605
Deferred costs, net	172,805	181,553
Prepaid and other assets	98,560	93,913
Investments in unconsolidated joint ventures	356,555	364,407
Assets associated with investment properties held for sale	54,073	71,105
Total assets	$6,350,260	$6,664,497

Liabilities and Equity:
Liabilities:
Mortgage and other indebtedness, net	$2,992,389	$3,025,478
Accounts payable and accrued expenses	156,908	221,118
Deferred revenue and other liabilities	207,603	221,813
Liabilities associated with investment properties held for sale	3,754	4,314
Total liabilities	3,360,654	3,472,723

Commitments and contingencies
Limited Partners’ interests in the Operating Partnership	130,306	116,245

Equity:
Common shares, $0.01 par value, 490,000,000 shares authorized, 203,058,977 and 208,979,900 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	2,031	2,090
Additional paid-in capital	4,445,350	4,612,280
Accumulated other comprehensive income	21,352	23,079
Accumulated deficit	(1,611,337)	(1,563,840)
Total shareholders’ equity	2,857,396	3,073,609
Noncontrolling interests	1,904	1,920
Total equity	2,859,300	3,075,529
Total liabilities and equity	$6,350,260	$6,664,497
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Revenue:
Rental income	$198,042	$219,172
Other property-related revenue	1,359	1,480
Fee income	1,296	425
Total revenue	200,697	221,077

Expenses:
Property operating	31,116	29,826
Real estate taxes	24,824	27,761
General, administrative and other	13,950	12,258
Depreciation and amortization	82,491	98,231
Impairment charges	5,888	—
Total expenses	158,269	168,076

Other (expense) income:
Interest expense	(31,696)	(32,954)
Income tax expense of taxable REIT subsidiaries	(395)	(10)
Gain on sales of operating properties, net	—	91
Net gains from outlot sales	1,039	—
Equity in loss of unconsolidated joint ventures	(2,216)	(607)
Other income, net	2,572	4,743
Net income	11,732	24,264
Net income attributable to noncontrolling interests	(338)	(534)
Net income attributable to common shareholders	$11,394	$23,730

Net income per common share – basic and diluted	$0.06	$0.11

Weighted average common shares outstanding – basic	205,686,342	219,715,674
Weighted average common shares outstanding – diluted	206,063,468	219,827,298

Net income	$11,732	$24,264
Change in fair value of derivatives	(1,700)	(4,280)
Total comprehensive income	10,032	19,984
Comprehensive income attributable to noncontrolling interests	(365)	(559)
Comprehensive income attributable to the Company	$9,667	$19,425
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2025	208,979,900	$2,090	$4,612,280	$23,079	$(1,563,840)	$3,073,609
Stock compensation activity	125,478	1	1,610	—	—	1,611
Shares repurchased through Share Repurchase Program	(6,046,401)	(60)	(152,362)	—	—	(152,422)
Other comprehensive loss	—	—	—	(1,727)	—	(1,727)
Distributions to common shareholders	—	—	—	—	(58,891)	(58,891)
Net income attributable to common shareholders	—	—	—	—	11,394	11,394
Adjustment to redeemable noncontrolling interests	—	—	(16,178)	—	—	(16,178)
Balance at March 31, 2026	203,058,977	$2,031	$4,445,350	$21,352	$(1,611,337)	$2,857,396

Balance at December 31, 2024	219,667,067	$2,197	$4,868,554	$36,612	$(1,595,253)	$3,312,110
Stock compensation activity	145,233	1	1,449	—	—	1,450
Other comprehensive loss	—	—	—	(4,305)	—	(4,305)
Distributions to common shareholders	—	—	—	—	(59,349)	(59,349)
Net income attributable to common shareholders	—	—	—	—	23,730	23,730
Adjustment to redeemable noncontrolling interests	—	—	(5,683)	—	—	(5,683)
Balance at March 31, 2025	219,812,300	$2,198	$4,864,320	$32,307	$(1,630,872)	$3,267,953
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$11,732	$24,264
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84,250	99,875
Gain on sales of operating properties, net	—	(91)
Net gains from outlot sales	(1,039)	—
Impairment charges	5,888	—
Straight-line rent	(1,769)	(2,581)
Compensation expense for equity awards	2,722	2,341
Amortization of debt fair value adjustments	(1,361)	(2,519)
Amortization of in-place lease liabilities	(1,495)	(3,538)
Equity in loss of unconsolidated joint ventures	2,216	607
Distributions from unconsolidated joint ventures	5,183	280
Changes in assets and liabilities:
Tenant receivables	(3,550)	3,181
Deferred costs and other assets	(10,460)	(11,859)
Accounts payable, accrued expenses, deferred revenue and other liabilities	(42,550)	(35,900)
Net cash provided by operating activities	49,767	74,060

Cash flows from investing activities:
Acquisition of real estate	(7,931)	(78,254)
Capital expenditures	(32,430)	(42,119)
Net proceeds from outlot sales	3,191	—
Net proceeds from sales of operating properties	12,263	—
Proceeds from short-term deposits	—	350,000
Distributions from unconsolidated joint ventures	386	162
Capital contributions to unconsolidated joint ventures	—	(1,952)
Net cash (used in) provided by investing activities	(24,521)	227,837

Cash flows from financing activities:
Proceeds from issuance of common shares, net	19	15
Repurchases of common shares upon the vesting of restricted shares	(1,450)	(1,146)
Shares repurchased through Share Repurchase Program	(152,422)	—
Debt and equity issuance costs	(155)	(66)
Loan proceeds	237,000	103,000
Loan payments	(270,332)	(420,300)
Distributions paid – common shareholders	(90,083)	(59,309)
Distributions paid – redeemable noncontrolling interests	(2,983)	(2,449)
Distributions to noncontrolling interests	(86)	(62)
Net cash used in financing activities	(280,492)	(380,317)

Net change in cash, cash equivalents and restricted cash	(255,246)	(78,420)
Cash, cash equivalents and restricted cash, beginning of period	478,391	133,552
Cash, cash equivalents and restricted cash, end of period	$223,145	$55,132

Non-cash investing and financing activities:
Accrued capital expenditures and tenant improvements	$1,738	$95
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(in thousands, except unit data)

	March 31, 2026	December 31, 2025
Assets:
Investment properties, at cost	$7,029,261	$7,003,479
Less: accumulated depreciation	(1,717,404)	(1,656,191)
Net investment properties	5,311,857	5,347,288

Cash and cash equivalents	32,539	36,761
Tenant and other receivables, including accrued straight-line rent of $72,548 and $70,940, respectively	133,290	127,865
Restricted cash and escrow deposits	190,581	441,605
Deferred costs, net	172,805	181,553
Prepaid and other assets	98,560	93,913
Investments in unconsolidated joint ventures	356,555	364,407
Assets associated with investment properties held for sale	54,073	71,105
Total assets	$6,350,260	$6,664,497

Liabilities and Equity:
Liabilities:
Mortgage and other indebtedness, net	$2,992,389	$3,025,478
Accounts payable and accrued expenses	156,908	221,118
Deferred revenue and other liabilities	207,603	221,813
Liabilities associated with investment properties held for sale	3,754	4,314
Total liabilities	3,360,654	3,472,723

Commitments and contingencies
Limited Partners’ interests in the Operating Partnership	130,306	116,245

Partners’ Equity:
Common equity, 203,058,977 and 208,979,900 units issued and outstanding at March 31, 2026 and December 31, 2025, respectively	2,836,044	3,050,530
Accumulated other comprehensive income	21,352	23,079
Total Partners’ equity	2,857,396	3,073,609
Noncontrolling interests	1,904	1,920
Total equity	2,859,300	3,075,529
Total liabilities and equity	$6,350,260	$6,664,497
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except unit and per unit data)

	Three Months Ended March 31,
	2026	2025
Revenue:
Rental income	$198,042	$219,172
Other property-related revenue	1,359	1,480
Fee income	1,296	425
Total revenue	200,697	221,077

Expenses:
Property operating	31,116	29,826
Real estate taxes	24,824	27,761
General, administrative and other	13,950	12,258
Depreciation and amortization	82,491	98,231
Impairment charges	5,888	—
Total expenses	158,269	168,076

Other (expense) income:
Interest expense	(31,696)	(32,954)
Income tax expense of taxable REIT subsidiaries	(395)	(10)
Gain on sales of operating properties, net	—	91
Net gains from outlot sales	1,039	—
Equity in loss of unconsolidated joint ventures	(2,216)	(607)
Other income, net	2,572	4,743
Net income	11,732	24,264
Net income attributable to noncontrolling interests	(70)	(70)
Net income attributable to common unitholders	$11,662	$24,194

Allocation of net income:
Limited Partners	$268	$464
Parent Company	11,394	23,730
	$11,662	$24,194

Net income per common unit – basic and diluted	$0.06	$0.11

Weighted average common units outstanding – basic	210,742,420	224,214,867
Weighted average common units outstanding – diluted	211,119,546	224,326,491

Net income	$11,732	$24,264
Change in fair value of derivatives	(1,700)	(4,280)
Total comprehensive income	10,032	19,984
Comprehensive income attributable to noncontrolling interests	(70)	(70)
Comprehensive income attributable to common unitholders	$9,962	$19,914
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Statements of Partners’ Equity
(Unaudited)
(in thousands)

	General Partner		Total
	Common Equity	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2025	$3,050,530	$23,079	$3,073,609
Stock compensation activity	1,611	—	1,611
Units repurchased in connection with Share Repurchase Program	(152,422)	—	(152,422)
Other comprehensive loss attributable to Parent Company	—	(1,727)	(1,727)
Distributions to Parent Company	(58,891)	—	(58,891)
Net income attributable to Parent Company	11,394	—	11,394
Adjustment to redeemable noncontrolling interests	(16,178)	—	(16,178)
Balance at March 31, 2026	$2,836,044	$21,352	$2,857,396

Balance at December 31, 2024	$3,275,498	$36,612	$3,312,110
Stock compensation activity	1,450	—	1,450
Other comprehensive loss attributable to Parent Company	—	(4,305)	(4,305)
Distributions to Parent Company	(59,349)	—	(59,349)
Net income attributable to Parent Company	23,730	—	23,730
Adjustment to redeemable noncontrolling interests	(5,683)	—	(5,683)
Balance at March 31, 2025	$3,235,646	$32,307	$3,267,953
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$11,732	$24,264
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84,250	99,875
Gain on sales of operating properties, net	—	(91)
Net gains from outlot sales	(1,039)	—
Impairment charges	5,888	—
Straight-line rent	(1,769)	(2,581)
Compensation expense for equity awards	2,722	2,341
Amortization of debt fair value adjustments	(1,361)	(2,519)
Amortization of in-place lease liabilities	(1,495)	(3,538)
Equity in loss of unconsolidated joint ventures	2,216	607
Distributions from unconsolidated joint ventures	5,183	280
Changes in assets and liabilities:
Tenant receivables	(3,550)	3,181
Deferred costs and other assets	(10,460)	(11,859)
Accounts payable, accrued expenses, deferred revenue and other liabilities	(42,550)	(35,900)
Net cash provided by operating activities	49,767	74,060

Cash flows from investing activities:
Acquisition of real estate	(7,931)	(78,254)
Capital expenditures	(32,430)	(42,119)
Net proceeds from outlot sales	3,191	—
Net proceeds from sales of operating properties	12,263	—
Proceeds from short-term deposits	—	350,000
Distributions from unconsolidated joint ventures	386	162
Capital contributions to unconsolidated joint ventures	—	(1,952)
Net cash (used in) provided by investing activities	(24,521)	227,837

Cash flows from financing activities:
Contributions from the General Partner	19	15
Repurchases of common shares upon the vesting of restricted shares	(1,450)	(1,146)
Units repurchased in connection with Share Repurchase Program	(152,422)	—
Debt and equity issuance costs	(155)	(66)
Loan proceeds	237,000	103,000
Loan payments	(270,332)	(420,300)
Distributions paid – common unitholders	(90,083)	(59,309)
Distributions paid – redeemable noncontrolling interests	(2,983)	(2,449)
Distributions to noncontrolling interests	(86)	(62)
Net cash used in financing activities	(280,492)	(380,317)

Net change in cash, cash equivalents and restricted cash	(255,246)	(78,420)
Cash, cash equivalents and restricted cash, beginning of period	478,391	133,552
Cash, cash equivalents and restricted cash, end of period	$223,145	$55,132

Non-cash investing and financing activities:
Accrued capital expenditures and tenant improvements	$1,738	$95
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2026
(dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)
NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION
Kite Realty Group Trust (the “Parent Company”) is a publicly held real estate investment trust (“REIT”) that, through its majority-owned subsidiary, Kite Realty Group, L.P. (the “Operating Partnership”), owns interests in various operating subsidiaries and joint ventures engaged in the ownership, operation, acquisition, development, and redevelopment of high-quality, open-air, grocery-anchored shopping centers and vibrant mixed-use assets that are primarily located in high-growth Sun Belt markets and select strategic gateway markets in the United States. The terms “Company,” “we,” “us,” and “our” refer to the Parent Company and the Operating Partnership, collectively, and those entities owned or controlled by the Parent Company and/or the Operating Partnership.
The Operating Partnership was formed on August 16, 2004, when the Parent Company contributed properties and the net proceeds from an initial public offering (“IPO”) of shares of its common stock to the Operating Partnership. The Parent Company was organized in Maryland in 2004 to succeed in the acquisition, development, construction, and real estate businesses of its predecessor. We believe the Company qualifies as a REIT under sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”).
The Parent Company is the sole general partner of the Operating Partnership and, as of March 31, 2026, owned approximately 97.5% of the common partnership interests in the Operating Partnership (the “General Partner Units”). The remaining 2.5% of the common partnership interests (the “Limited Partner Units” and, together with the General Partner Units, the “Common Units”) were owned by the limited partners. As the sole general partner of the Operating Partnership, the Parent Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. The Parent Company and the Operating Partnership are operated as one enterprise. The management of the Parent Company consists of the same members as the management of the Operating Partnership. As the sole general partner with control of the Operating Partnership, the Parent Company consolidates the Operating Partnership for financial reporting purposes, and the Parent Company does not have any significant assets other than its investment in the Operating Partnership.
The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the presentation not misleading. The unaudited consolidated financial statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 include all adjustments, consisting of normal recurring adjustments, necessary in the opinion of management to present fairly the financial information set forth therein. The unaudited consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the combined Annual Report on Form 10-K of the Parent Company and the Operating Partnership for the year ended December 31, 2025.
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

As of March 31, 2026, the Company’s portfolio consisted of the following:

	Properties	Square Footage
Operating retail/mixed-use properties	159	24,733,159
Operating retail/mixed-use properties – unconsolidated joint ventures	8	2,146,941
Total operating retail/mixed-use properties(1)	167	26,880,100
Standalone office properties(2)	2	413,221
Development and redevelopment projects:
One Loudoun Expansion	—	119,000
Hamilton Crossing Centre	1	—
Edwards Multiplex – Ontario	1	124,614
(1)Included within the operating retail/mixed-use properties are 10 properties that contain an office component. Excludes one operating retail property classified as held for sale as of March 31, 2026, as well as Eastgate Crossing, a 152,682 square foot multi-tenant retail property in the Durham-Chapel Hill metropolitan statistical area (“MSA”) that was reclassified from our operating portfolio in September 2025 due to significant disruption caused by severe flooding as a result of Tropical Storm Chantal.
(2)Standalone office properties include the Company’s headquarters at 30 South Meridian and the Carillon medical office building.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Components of Investment Properties
The following table summarizes the composition of the Company’s investment properties as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Land, buildings and improvements	$6,957,812	$6,938,588
Construction in progress	71,449	64,891
Investment properties, at cost	$7,029,261	$7,003,479
Components of Rental Income, including Allowance for Uncollectible Accounts
Rental income related to the Company’s operating leases is comprised of the following for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Fixed contractual lease payments – operating leases	$155,082	$168,839
Variable lease payments – operating leases	41,218	46,290
Bad debt reserve	(1,522)	(2,076)
Straight-line rent adjustments	2,250	2,787
Straight-line rent reserve for uncollectibility	(481)	(206)
Amortization of in-place lease liabilities, net	1,495	3,538
Rental income	$198,042	$219,172
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
Short-Term Deposits
In August 2024, the Company invested $350.0 million in short-term deposits, which earned interest at a weighted average interest rate of 5.05% with a maturity date of February 2025. During the three months ended March 31, 2025, the Company earned $2.5 million of interest income on the short-term deposits, which is recorded within “Other income, net” in the accompanying consolidated statements of operations and comprehensive income.

Consolidation and Investments in Joint Ventures
The accompanying financial statements are presented on a consolidated basis and include all accounts of the Parent Company, the Operating Partnership, the taxable REIT subsidiaries (“TRSs”) of the Operating Partnership, subsidiaries of the Operating Partnership that are controlled, and any variable interest entities (“VIEs”) in which the Operating Partnership is the primary beneficiary. As of March 31, 2026, we owned investments in two consolidated joint ventures that were VIEs in which the partners did not have substantive participating rights, and we were the primary beneficiary. As of March 31, 2026, these consolidated VIEs had mortgage debt totaling $106.7 million, which was secured by assets of the VIEs totaling $221.7 million. The Operating Partnership guarantees the mortgage debt of these VIEs.
The Operating Partnership is considered a VIE as the limited partners do not hold kick-out rights or substantive participating rights. The Parent Company consolidates the Operating Partnership as it is the primary beneficiary.
Income Taxes and REIT Compliance
Parent Company
The Parent Company has been organized and operated, and it intends to continue to operate, in a manner that will enable it to maintain its qualification as a REIT for U.S. federal income tax purposes. As a result, it generally will not be subject to U.S. federal income tax on the earnings that it distributes to the extent it distributes its “REIT taxable income” (determined before the deduction for dividends paid and excluding net capital gains) to shareholders of the Parent Company and meets certain other requirements on a recurring basis. To the extent that it satisfies this distribution requirement but distributes less than 100% of its taxable income, it will be subject to U.S. federal income tax on its undistributed REIT taxable income at regular corporate income tax rates.. REITs are subject to a number of organizational and operational requirements. If the Parent Company fails to qualify as a REIT in any taxable year, it will be subject to U.S. federal income tax on its taxable income at regular corporate income tax rates for a period of four years following the year in which qualification is lost. Additionally, we may also be subject to certain taxes enacted by the Inflation Reduction Act of 2022 that are applicable to non-REIT corporations, including the nondeductible 1% excise tax on certain stock repurchases. We may also be subject to certain U.S. federal, state, and local taxes on our income and property and to U.S. federal income and excise taxes on our undistributed taxable income even if the Parent Company does qualify as a REIT. The Operating Partnership intends to continue to make distributions to the Parent Company in amounts sufficient to assist the Parent Company in adhering to REIT requirements and maintaining its REIT status.
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

Noncontrolling Interests
We report the non-redeemable noncontrolling interests in subsidiaries as equity, and the amount of consolidated net income attributable to these noncontrolling interests is set forth separately in the accompanying consolidated financial statements. The following table summarizes the non-redeemable noncontrolling interests in consolidated properties for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Noncontrolling interests balance as of January 1,	$1,920	$1,893
Net income allocable to noncontrolling interests, excluding redeemable noncontrolling interests	70	70
Distributions to noncontrolling interests	(86)	(62)
Noncontrolling interests balance as of March 31,	$1,904	$1,901
Noncontrolling Interests – Joint Venture
Prior to the merger with Retail Properties of America, Inc. (“RPAI”) in October 2021, RPAI entered into a joint venture related to the development, ownership, and operation of the multifamily rental portion of the expansion project at One Loudoun Downtown – Pads G & H. The Company owns 90% of the joint venture.
Under terms defined in the joint venture agreement, after construction completion and stabilization of the development project (as defined in the joint venture agreement), the Company has the ability to call, and the joint venture partner has the ability to put to the Company, subject to certain conditions, the joint venture partner’s interest in the joint venture at fair value. As of March 31, 2026, the conditions for exercising the put and call options have been met, but neither the Company nor the joint venture partner has exercised their respective options.
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
Redeemable Noncontrolling Interests – Limited Partners
Limited Partner Units are redeemable noncontrolling interests in the Operating Partnership. We classify redeemable noncontrolling interests in the Operating Partnership outside of permanent equity in the accompanying consolidated balance sheets because we may be required to pay cash to holders of Limited Partner Units upon redemption of their interests in the Operating Partnership or deliver registered shares upon their conversion. The carrying amount of the redeemable noncontrolling interests in the Operating Partnership is reflected at the greater of historical book value or redemption value with a corresponding adjustment to additional paid-in capital. As of March 31, 2026 and December 31, 2025, the redemption value of the redeemable noncontrolling interests in the Operating Partnership exceeded the historical book value, and the balances were accordingly adjusted to redemption value.
We allocate net operating results of the Operating Partnership after noncontrolling interests in the consolidated properties based on the partners’ respective weighted average ownership interests. We adjust the redeemable noncontrolling interests in the Operating Partnership at the end of each reporting period to reflect their interests in the Operating Partnership or redemption value. This adjustment is reflected in our shareholders’ and Parent Company’s equity. For the three months ended March 31, 2026 and 2025, the weighted average interests of the Parent Company and the limited partners in the Operating Partnership were as follows:

	Three Months Ended March 31,
	2026	2025
Parent Company’s weighted average interest in the Operating Partnership	97.6%	98.0%
Limited partners’ weighted average interests in the Operating Partnership	2.4%	2.0%
As of March 31, 2026, the Parent Company’s interest and the limited partners’ redeemable noncontrolling ownership interests in the Operating Partnership were 97.5% and 2.5%, respectively. As of December 31, 2025, the Parent Company’s interest and the limited partners’ redeemable noncontrolling ownership interests in the Operating Partnership were 97.7% and 2.3%, respectively.

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
There were 5,307,761 and 4,849,588 Limited Partner Units outstanding as of March 31, 2026 and December 31, 2025, respectively. The increase in Limited Partner Units outstanding from December 31, 2025 is due to non-cash compensation awards granted to our executive officers in the form of Limited Partner Units.
The redeemable noncontrolling interests in the Operating Partnership for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Redeemable noncontrolling interests balance as of January 1,	$116,245	$98,074
Net income allocable to redeemable noncontrolling interests	268	464
Distributions declared to redeemable noncontrolling interests	(2,413)	(2,627)
Other, net including adjustments to redemption value	16,206	5,708
Total limited partners’ interests in the Operating Partnership balance as of March 31,	$130,306	$101,619
Fair Value Measurements
We follow the framework established under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, for measuring the fair value of non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis but only in certain circumstances, such as a business combination or upon determination of an impairment.
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
New Accounting Pronouncements
In November 2024, the FASB issued Accounting Standards Update 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This guidance requires public entities to disclose, in a tabular format, the amounts of certain natural expenses included within relevant expense captions presented on the face of the income statement and provide additional disclosures about selling expenses. The disclosure requirements are effective for annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

NOTE 3. ACQUISITIONS
The Company did not acquire any operating properties during the three months ended March 31, 2026. The Company acquired vacant land in the Indianapolis MSA for a purchase price of $7.8 million during the three months ended March 31, 2026.
The Company closed on the following wholly owned asset acquisition during the three months ended March 31, 2025 (dollars in thousands):

Date	Property Name	Ownership Interest	MSA	Property Type	Square Footage	Acquisition Price
January 15, 2025	Village Commons	100%	Miami	Multi-tenant retail	170,976	$68,400
The above acquisition was funded using a combination of available cash on hand and borrowings on the Company’s unsecured revolving line of credit. Substantially all of the purchase price was allocated to investment properties.
In March 2025, the Company entered into a joint venture with a leading global investment firm, and on April 28, 2025, the joint venture acquired Legacy West, a 342,011 square foot operating retail property in the Dallas/Ft. Worth MSA (the “Legacy West Joint Venture”), for a gross purchase price of $785.0 million, including the assumption of $304.0 million of debt with an interest rate of 3.80%. The Company owns 52% of the equity in the Legacy West Joint Venture, which is being accounted for pursuant to the equity method of accounting. The Company’s share of the purchase price is $408.2 million, and the acquisition was initially funded with borrowings of $255.0 million on the Company’s unsecured revolving line of credit. Legacy West also contains 443,553 square feet of office space and 782 multifamily units. See Note 5 to the accompanying consolidated financial statements for details of the Legacy West Joint Venture.
NOTE 4. DISPOSITIONS AND IMPAIRMENT CHARGES
The Company closed on the following disposition during the three months ended March 31, 2026 (dollars in thousands):

Date	Property Name	MSA	Property Type	Square Footage	Sales Price	Gain (Loss)
March 5, 2026	Coram Plaza	New York	Multi-tenant retail	138,385	$12,500	$60
During the three months ended March 31, 2026, the Company received net proceeds of $3.2 million and recognized a gain of $1.0 million in connection with the sale of the second phase of a land parcel and the rights to develop 14 residential units at the expansion project at One Loudoun Downtown (the “One Loudoun Expansion”) in the Washington, D.C. MSA.
The Company did not sell any properties during the three months ended March 31, 2025.
Investment Properties Held for Sale
City Center, a 362,278 square foot multi-tenant retail property in the New York MSA, remains held for sale as of March 31, 2026. This property qualified for held-for-sale accounting treatment upon meeting all applicable GAAP criteria as of June 30, 2024, at which time depreciation and amortization were ceased, and continues to meet the GAAP criteria for held-for-sale accounting treatment as of March 31, 2026. In addition, the assets and liabilities associated with this property remain separately classified as held for sale in the accompanying consolidated balance sheets as of March 31, 2026 and December 31, 2025.

The following table presents the assets and liabilities associated with City Center, the investment property classified as held for sale as of March 31, 2026 and December 31, 2025. In addition, Coram Plaza was classified as held for sale as of December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Assets
Investment properties, net	$47,177	$64,899

Tenant and other receivables	2,627	2,676
Restricted cash and escrow deposits	25	25
Deferred costs, net	3,497	3,088
Prepaid and other assets	747	417
Assets associated with investment properties held for sale	$54,073	$71,105

Liabilities
Accounts payable and accrued expenses	$761	$811
Deferred revenue and other liabilities	2,993	3,503
Liabilities associated with investment properties held for sale	$3,754	$4,314
There were no discontinued operations for the three months ended March 31, 2026 and 2025 as none of the dispositions or planned dispositions represented a strategic shift that has had, or will have, a material effect on our operations or financial results.
Valuation of Investment Properties
As of March 31, 2026, in connection with the preparation and review of the first quarter 2026 financial statements and in conjunction with continuing to classify City Center as held for sale, we evaluated City Center for impairment and recorded a $5.9 million impairment charge based upon the terms and conditions of purchase offers received, indicating an estimated carrying value of $50.0 million, excluding working capital accounts, less estimated selling costs of $0.5 million.
NOTE 5. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES
The following table summarizes the Company’s investments in unconsolidated joint ventures as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	Date of Investment	Ownership Interest	Investment at
Joint Venture			March 31, 2026	December 31, 2025
Embassy Suites at Eddy Street Commons(1)	December 2017	35%	$8,760	$8,797
Nuveen Portfolio Joint Venture(2)	June 2018	20%	5,601	5,552
Glendale Multifamily Joint Venture(3)	May 2020	11.5%	27	409
The Corner – IN Joint Venture(4)	September 2021	50%	114	—
Legacy West Joint Venture	April 2025	52%	224,605	230,093
Seed Asset Joint Venture	June 2025	52%	114,948	117,056
Other investments			2,500	2,500
			$356,555	$364,407
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

(3)The Company formed a joint venture with an unrelated third party for the planned development of a multifamily project adjacent to Glendale Town Center, our operating retail property in the Indianapolis MSA. The Company contributed land valued at $1.6 million to the joint venture and retained an 11.5% ownership interest in the joint venture. The Company’s partner is the operating member of the joint venture. On January 31, 2024, the joint venture that owned Glendale Center Apartments sold the 267-unit property to a third party, resulting in a gain on sale of $20.2 million. The Company recognized its share of the gain from the sale of unconsolidated property of $2.3 million and received a $1.6 million distribution upon the disposition of the property during 2024. The Company maintains an investment in the joint venture, which is in the process of winding up its activities and distributing remaining net assets.
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
The Company and our joint venture partners each have substantive participating rights over major decisions that impact the economics and operations of the joint ventures. The Company has the ability to exercise significant influence but does not have financial or operating control over these investments, and as a result, the Company accounts for these investments pursuant to the equity method of accounting. Under the equity method, the net equity investment of the Company is reflected in the accompanying consolidated balance sheets, and the Company’s share of net income or loss from each unconsolidated joint venture is included in the accompanying consolidated statements of operations and comprehensive income. Distributions from these investments that are related to income from operations are included as operating activities, and distributions that are related to capital transactions are included in investing activities in the Company’s consolidated statements of cash flows.
NOTE 6. DEFERRED COSTS AND INTANGIBLES, NET
Deferred costs consist primarily of acquired lease intangible assets, broker fees, and capitalized internal commissions incurred in connection with lease originations. Deferred leasing costs, lease intangibles, and similar costs are amortized on a straight-line basis over the terms of the related leases. As of March 31, 2026 and December 31, 2025, deferred costs consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Acquired lease intangible assets	$237,653	$260,108
Deferred leasing costs and other	92,791	91,550
	330,444	351,658
Less: accumulated amortization	(154,142)	(167,017)
	$176,302	$184,641
Less: deferred costs associated with investment properties held for sale	(3,497)	(3,088)
Deferred costs, net	$172,805	$181,553

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

	Three Months Ended March 31,
	2026	2025
Amortization of deferred leasing costs, lease intangibles and other	$10,814	$18,081
Amortization of above-market lease intangibles	$1,224	$1,954
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
As of March 31, 2026 and December 31, 2025, deferred revenue, intangibles, net and other liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Unamortized in-place lease liabilities	$107,013	$110,038
Retainage payables and other	8,276	18,479
Tenant rents received in advance	30,567	31,456
Lease liabilities	64,740	65,343
	$210,596	$225,316
Less: deferred revenue associated with investment properties held for sale	(2,993)	(3,503)
Deferred revenue and other liabilities	$207,603	$221,813
The amortization of below-market lease intangibles is included as a component of “Rental income” in the accompanying consolidated statements of operations and comprehensive income and totaled $2.7 million and $9.1 million for the three months ended March 31, 2026 and 2025, respectively.
NOTE 8. MORTGAGE AND OTHER INDEBTEDNESS
The following table summarizes the Company’s indebtedness as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Mortgages payable	$141,605	$142,937
Senior unsecured notes	2,250,000	2,250,000
Unsecured term loans	550,000	550,000
Unsecured revolving line of credit	53,000	85,000
	2,994,605	3,027,937
Unamortized discounts and premiums, net	17,033	18,394
Unamortized debt issuance costs, net	(19,249)	(20,853)
Mortgage and other indebtedness, net	$2,992,389	$3,025,478

Consolidated indebtedness, including weighted average interest rates and weighted average maturities as of March 31, 2026, considering the impact of interest rate swaps, is summarized below (dollars in thousands):

	Amount Outstanding	Ratio	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate debt(1)	$2,530,005	84%	4.28%	4.3
Variable rate debt	464,600	16%	4.58%	2.2
Debt discounts, premiums and issuance costs, net	(2,216)	N/A	N/A	N/A
Mortgage and other indebtedness, net	$2,992,389	100%	4.33%	4.0
(1)Fixed rate debt includes the portion of variable rate debt that has been hedged by interest rate swaps. As of March 31, 2026, $150.0 million in variable rate debt is hedged to a fixed rate through July 17, 2026.
Mortgages Payable
The following table summarizes the Company’s mortgages payable (dollars in thousands):

	March 31, 2026			December 31, 2025
	Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity	Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate mortgages payable(1)	$130,005	5.12%	5.9	$130,737	5.11%	6.2
Variable rate mortgage payable(2)	11,600	5.81%	0.3	12,200	5.84%	0.6
Total mortgages payable	$141,605			$142,937
(1)The fixed rate mortgages had interest rates ranging from 3.75% to 5.73% as of March 31, 2026 and December 31, 2025.
(2)The interest rate on the variable rate mortgage is based on the Secured Overnight Financing Rate (“SOFR”) plus 215 basis points. The one-month SOFR rate was 3.66% and 3.69% as of March 31, 2026 and December 31, 2025, respectively.
Mortgages payable, which are secured by certain real estate and, in some cases, by guarantees from the Operating Partnership, are generally due in monthly installments of principal and interest and mature over various terms through 2033. During the three months ended March 31, 2026, we made scheduled principal payments of $1.3 million related to amortizing loans.
Unsecured Notes
The following table summarizes the Company’s senior unsecured notes and exchangeable senior notes (dollars in thousands):

		March 31, 2026		December 31, 2025
	Maturity Date	Balance	Interest Rate	Balance	Interest Rate
Senior notes – 4.08% due 2026	September 30, 2026	$100,000	4.08%	$100,000	4.08%
Senior notes – 4.00% due 2026	October 1, 2026	300,000	4.00%	300,000	4.00%
Senior exchangeable notes – 0.75% due 2027	April 1, 2027	175,000	0.75%	175,000	0.75%
Senior notes – 4.57% due 2027	September 10, 2027	75,000	4.57%	75,000	4.57%
Senior notes – 4.24% due 2028	December 28, 2028	100,000	4.24%	100,000	4.24%
Senior notes – 4.82% due 2029	June 28, 2029	100,000	4.82%	100,000	4.82%
Senior notes – 4.75% due 2030	September 15, 2030	400,000	4.75%	400,000	4.75%
Senior notes – 4.95% due 2031	December 15, 2031	350,000	4.95%	350,000	4.95%
Senior notes – 5.20% due 2032	August 15, 2032	300,000	5.20%	300,000	5.20%
Senior notes – 5.50% due 2034(1)	March 1, 2034	350,000	4.60%	350,000	4.60%
Total senior unsecured notes		$2,250,000		$2,250,000
(1)The coupon rate is 5.50%; however, as a result of hedging activities, the Company’s interest rate is 4.60%.

Unsecured Term Loans and Revolving Line of Credit
The following table summarizes the Company’s term loans and revolving line of credit (dollars in thousands):

		March 31, 2026		December 31, 2025
	Maturity Date	Balance	Interest Rate	Balance	Interest Rate
Unsecured term loan due 2027 – variable rate(1)	October 24, 2027	$250,000	4.53%	$250,000	4.72%
Unsecured term loan due 2029 – fixed rate(2)	July 29, 2029	300,000	3.52%	300,000	3.54%
Total unsecured term loans		$550,000		$550,000

Unsecured credit facility revolving line of credit – variable rate(3)	October 3, 2028	$53,000	4.73%	$85,000	4.92%
(1)The maturity date of the term loan may be extended by one one-year period at the Operating Partnership’s election, subject to certain conditions.
(2)$150,000 of the $300,000 SOFR-based variable rate debt has been swapped to a fixed rate of 1.68% plus a credit spread based on a ratings grid ranging from 0.75% to 1.60% through July 17, 2026. The applicable credit spread was 0.85% as of March 31, 2026 and December 31, 2025. The interest rate shown is the weighted average rate as of March 31, 2026.
(3)The revolving line of credit can be extended for either one one-year period or up to two six-month periods at the Company’s election, subject to (i) customary representations and warranties, including, but not limited to, the absence of an event of default as defined in the unsecured credit agreement and (ii) payment of an extension fee equal to 0.075% of the revolving line of credit capacity.
Unsecured Revolving Credit Facility
In October 2024, the Operating Partnership, as borrower, and the Company entered into the Third Amendment (the “Third Amendment”) to the Sixth Amended and Restated Credit Agreement, dated as of July 8, 2021 (as amended, the “Credit Agreement”) with a syndicate of financial institutions to provide for an unsecured revolving credit facility aggregating $1.1 billion (the “Revolving Facility”) and a seven-year $300.0 million unsecured term loan that matures in July 2029 (the “$300M Term Loan”). Under the Credit Agreement, the Operating Partnership has the option, subject to certain customary conditions, to increase the Revolving Facility and/or incur additional term loans up to a maximum aggregate amount not to exceed $2.0 billion. The Revolving Facility matures on October 3, 2028, which maturity date may be extended for either one one-year period or up to two six-month periods at the Operating Partnership’s option, subject to certain conditions. The Revolving Facility had an outstanding balance of $53.0 million and $85.0 million as of March 31, 2026 and December 31, 2025, respectively.
Borrowings under the Revolving Facility bear interest at a rate per annum equal to SOFR plus a margin based on the Operating Partnership’s leverage ratio or credit rating, respectively, plus a facility fee based on the Operating Partnership’s leverage ratio or credit rating, respectively. The Revolving Facility is currently priced on the leverage-based pricing grid. In accordance with the Credit Agreement, the credit spread set forth in the leverage grid resets quarterly based on the Company’s leverage, as calculated at the previous quarter end. The Company may irrevocably elect to convert to the ratings-based pricing grid at any time. As of March 31, 2026, making such an election would have resulted in a lower interest rate; however, the Company had not made the election to convert to the ratings-based pricing grid. As specified in the Credit Agreement, in the event that the Company so elects to convert to the ratings-based pricing grid, the Company has the ability to obtain more favorable pricing in certain circumstances when its total leverage ratio is (x) less than or equal to 35.0% or (y) greater than 35.0% but less than or equal to 37.5% with respect to not more than one fiscal quarter following a period in which the condition described in clause (x) was satisfied (the “Leverage Toggle”). The Credit Agreement also includes an adjustment to the sustainability-linked pricing provisions that allows the otherwise applicable interest rate margin to be reduced by up to two basis points if certain greenhouse gas emission reduction targets are achieved. The greenhouse gas emission reduction targets have not been achieved as of March 31, 2026.
The following table summarizes the key terms of the Revolving Facility as of March 31, 2026 (dollars in thousands):

				Leverage-Based Pricing		Investment-Grade Pricing
Credit Agreement	Maturity Date	Extension Options	Extension Fee	Credit Spread	Facility Fee	Credit Spread	Facility Fee
$1,100,000 unsecured revolving line of credit	October 3, 2028	1 one-year or 2 six-month	0.075%	1.05%–1.50%	0.15%–0.30%	0.725%–1.40%	0.125%–0.30%

The Operating Partnership’s ability to borrow under the Credit Agreement is subject to ongoing compliance by the Operating Partnership and its subsidiaries with various restrictive covenants, including with respect to liens, transactions with affiliates, dividends, mergers and asset sales. In addition, the Credit Agreement requires that the Operating Partnership satisfy certain financial covenants, including (i) a maximum leverage ratio; (ii) a minimum fixed charge coverage ratio; (iii) a maximum secured indebtedness ratio; (iv) a maximum unsecured leverage ratio; and (v) a minimum unencumbered interest coverage ratio. As of March 31, 2026, we were in compliance with all such covenants.
As of March 31, 2026, we had outstanding letters of credit totaling $4.2 million with no amounts advanced against these instruments.
Unsecured Term Loans
As of March 31, 2026, the Operating Partnership has the following unsecured term loans: (i) a $250.0 million unsecured term loan that matures in October 2027 (the “$250M Term Loan”) and (ii) the $300M Term Loan that matures in July 2029, both of which bear interest at a rate of SOFR plus a credit spread based on a ratings-based pricing grid. The loan agreements related to the $250M Term Loan and the $300M Term Loan include the same Leverage Toggle for determining pricing and sustainability-linked pricing provisions as described above for the Credit Agreement. The greenhouse gas emission reduction targets have not been achieved as of March 31, 2026.
The following table summarizes the key terms of the unsecured term loans as of March 31, 2026 (dollars in thousands):

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

	Three Months Ended March 31,
	2026	2025
Amortization of debt issuance costs	$1,759	$1,644

Debt Discounts and Premiums
Debt discounts and premiums, including the related value of interest rate swaps that were assumed in the October 2021 merger with RPAI, are amortized over the terms of the respective loans. The following amounts of amortization are included as a component of “Interest expense” in the accompanying consolidated statements of operations and comprehensive income (in thousands):

	Three Months Ended March 31,
	2026	2025
Amortization of debt discounts, premiums and hedge instruments	$1,597	$2,756
In addition, the estimated amounts of the reduction to interest expense as of March 31, 2026 for each of the next five years and thereafter related to the amortization of debt discounts, premiums and assumed hedge instruments, assuming these instruments are held to maturity, are as follows (in thousands):

April 2026 through December 2026	$4,187
2027	4,709
2028	4,699
2029	3,773
2030	2,031
Thereafter	(2,084)
Total unamortized debt discounts, premiums and hedge instruments	$17,315
The following table reconciles total unamortized debt discounts, premiums and hedge instruments as of March 31, 2026 to the balance of unamortized discounts and premiums, net (in thousands):

Unamortized discounts and premiums on mortgages payable, senior unsecured notes and unsecured term loans	$17,033
Unamortized hedge instruments	282
Total unamortized debt discounts, premiums and hedge instruments	17,315
Unamortized hedge instruments (included in accumulated other comprehensive income)	(282)
Unamortized discounts and premiums, net	$17,033
Fair Value of Fixed and Variable Rate Debt
As of March 31, 2026, the estimated fair value of fixed rate debt was $2.4 billion compared to the book value of $2.4 billion. The fair value was estimated using Level 2 and Level 3 inputs with cash flows discounted at current borrowing rates for similar instruments, which ranged from 4.85% to 6.63%. As of March 31, 2026, the estimated fair value of variable rate debt was $615.0 million compared to the book value of $614.6 million. The fair value was estimated using Level 2 and Level 3 inputs with cash flows discounted at a current borrowing rate for similar instruments, which ranged from 4.51% to 5.81%.
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
The following table summarizes the terms and fair values of the Company’s derivative financial instruments that were designated and qualified as part of a hedging relationship as of March 31, 2026 and December 31, 2025 (dollars in thousands):

							Fair Value Assets (Liabilities)(1)
Type of Hedge	Number of Instruments	Aggregate Notional	Reference Rate	Interest Rate	Effective Date	Maturity Date	March 31, 2026	December 31, 2025
Cash Flow(2)	Three	$150,000	SOFR	1.68%	8/15/2022	7/17/2026	$877	$1,503
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
We have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, although the credit valuation adjustments associated with our derivatives use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. As of March 31, 2026 and December 31, 2025, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations are classified within Level 2 of the fair value hierarchy.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings. Approximately $1.6 million and $2.6 million was reclassified as a reduction to interest expense during the three months ended March 31, 2026 and 2025, respectively. As interest payments on our derivatives are made over the next 12 months, we estimate the decrease to interest expense to be approximately $4.3 million, assuming the current SOFR curve.
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

The following table presents information on the Company’s reported segment revenue, net operating income, and significant segment expenses for the three months ended March 31, 2026 and 2025 that are provided to the CODM and included within the Company’s single reportable operating segment measure of profit or loss:

	Three Months Ended March 31,
	2026	2025
Revenue:
Minimum rent	$153,150	$173,988
Tenant reimbursements	44,794	46,213
Bad debt reserve	(1,522)	(2,076)
Other property-related revenue	798	955
Overage rent	1,619	1,048
Total revenue	198,839	220,128

Expenses:
Property operating – recoverable	26,748	25,798
Property operating – non-recoverable	3,989	3,661
Real estate taxes	24,641	27,604
Total expenses	55,378	57,063

Net operating income	143,461	163,065

Other income (expense):
Net gains from outlot sales	1,039	—
Other general and administrative expenses	(13,950)	(12,258)
Fee income	1,296	425
Impairment charges	(5,888)	—
Depreciation and amortization	(82,491)	(98,231)
Interest expense	(31,696)	(32,954)
Equity in loss of unconsolidated subsidiaries	(2,216)	(607)
Income tax expense of taxable REIT subsidiaries	(395)	(10)
Other income, net	2,572	4,743
Gain on sales of operating properties, net	—	91
Net income	11,732	24,264
Net income attributable to noncontrolling interests	(338)	(534)
Net income attributable to common shareholders	$11,394	$23,730
NOTE 11. SHAREHOLDERS’ EQUITY
Distributions
Our Board of Trustees declared a cash distribution of $0.29 per common share and Common Unit for the first quarter of 2026. This distribution was paid on April 16, 2026 to common shareholders and common unitholders of record as of April 9, 2026.
In January 2026, in addition to the payment of the fourth quarter 2025 distribution of $0.29 per common share and Common Unit, to meet certain REIT distribution requirements, we paid a special cash distribution of $0.145 per common share and Common Unit to common shareholders and common unitholders of record as of January 9, 2026, totaling $30.7 million.
For the three months ended March 31, 2025, we declared a cash distribution of $0.27 per common share and Common Unit.
Share Repurchase Program
In February 2021, our Board of Trustees approved a share repurchase program under which the Company may repurchase, from time to time, up to an aggregate of $150.0 million of our common shares. In April 2022, our Board of Trustees increased the size of the program from $150.0 million to $300.0 million of our common shares, and in February 2026, further increased the size of the program from $300.0 million to $600.0 million of our common shares (the “Share Repurchase Program”). The Company intends to fund any future repurchases under the Share Repurchase Program with cash on hand or availability under the Revolving Facility, subject to any applicable restrictions. The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will depend upon prevailing market conditions, regulatory requirements, and other factors. In November 2025, the Company extended the Share Repurchase Program for an additional year to February 28, 2027, if not terminated or extended prior to that date. During the three months ended March 31, 2026, the Company repurchased approximately 6.0 million common shares at an average price per share of $25.19 for a total of $152.3 million. As of March 31, 2026, $200.0 million remained available for repurchases of common shares under the Company’s Share Repurchase Program. The Company did not repurchase any shares during the three months ended March 31, 2025.
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
Potentially dilutive securities include (i) outstanding options to acquire common shares; (ii) Limited Partner Units, which may be exchanged for either cash or common shares at the Parent Company’s option and under certain circumstances; (iii) Appreciation Only Long-Term Incentive Plan Units; (iv) deferred common share units, which may be credited to the personal accounts of members of the Board of Trustees in lieu of compensation paid in cash or the issuance of common shares to such trustees, and (v) common shares issuable upon the exchange of the Company’s Exchangeable Notes. The Company calculates the potential dilutive effect of the Exchangeable Notes under the if-converted method, which considers only the amounts settled in excess of the principal in diluted earnings per share as the principal must be paid in cash. Limited Partner Units have been omitted from the Parent Company’s denominator for the purpose of computing diluted earnings per share since the effect of including those amounts in the denominator would have no dilutive impact. Weighted average Limited Partner Units outstanding were 5.1 million and 4.5 million for the three months ended March 31, 2026 and 2025, respectively.
The following table summarizes the calculation of basic and diluted earnings per share for the Parent Company for the three months ended March 31, 2026 and 2025. We have omitted the calculation of basic and diluted earnings per unit since the dilutive securities for the Operating Partnership are the same as those for the Parent Company (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income attributable to common shareholders – basic and diluted	$11,394	$23,730

Denominator:
Weighted average common shares outstanding – basic	205,686,342	219,715,674
Effect of dilutive securities:
AO LTIP Units	—	40,303
Deferred common share units	89,013	71,321
Exchangeable Notes	288,113	—
Weighted average common shares outstanding – diluted	206,063,468	219,827,298

Net income per common share – basic	$0.06	$0.11
Net income per common share – diluted	$0.06	$0.11

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
In 2021, we provided repayment and completion guarantees on loans totaling $66.2 million associated with the development of The Corner mixed-use project in the Indianapolis MSA. As of March 31, 2026, the outstanding balance of the loans was $69.7 million, of which our share was $34.9 million.
As of March 31, 2026, we had outstanding letters of credit totaling $4.2 million with no amounts advanced against these instruments.
In July 2025, Eastgate Crossing, a 152,682 square foot multi-tenant retail property in the Durham-Chapel Hill MSA, experienced severe flooding as a result of Tropical Storm Chantal. During the three months ended March 31, 2026, the Company completed all remediation and reconstruction activities. The Company has third-party insurance coverage, including business interruption coverage, related to this event, and based on the coverage available and reimbursements received or expected, we do not believe the flood had a material adverse effect on our consolidated results of operations or financial condition.
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
NOTE 14. SUBSEQUENT EVENTS
In connection with the preparation of our financial statements, we have evaluated events and transactions that occurred subsequent to March 31, 2026 for recognition and/or disclosure purposes. Based on this evaluation, there were no subsequent events from March 31, 2026 through the date the financial statements were issued warranting recognition and/or disclosure.

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
Risks, uncertainties and other factors that might cause such differences, some of which could be material, include but are not limited to:
•economic, business, banking, real estate and other market conditions, particularly in connection with low or negative growth in the U.S. economy as well as economic uncertainty (including from an economic slowdown or recession, federal government shutdown, disruptions related to tariffs and other trade or sanction issues, geopolitical instability in the Middle East, rising interest rates, inflation, unemployment, or limited growth in consumer income or spending);
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
•other factors affecting the real estate industry generally; and
•other risks identified in this Quarterly Report on Form 10-Q and, from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”) or in other documents that we publicly disseminate, including, in particular, the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
We undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
Our Business and Properties
Kite Realty Group Trust is a publicly held REIT that, through its majority-owned subsidiary, Kite Realty Group, L.P., owns interests in various operating subsidiaries and joint ventures engaged in the ownership, operation, acquisition, development, and redevelopment of high-quality, open-air, grocery-anchored shopping centers and vibrant mixed-use assets that are primarily located in high-growth Sun Belt markets and select strategic gateway markets in the United States. We derive our revenue primarily from the collection of contractual rents and reimbursement payments from tenants under existing lease agreements at each of our properties. Therefore, our operating results depend materially on, among other things, the ability of our tenants to make required lease payments, the health and resilience of the U.S. retail sector, particularly in light of increased tariffs that were enacted in 2025, interest rate volatility, job growth, the real estate market, and overall economic conditions.
As of March 31, 2026, we own interests in a portfolio of 167 operating retail/mixed-use properties, including 159 wholly owned shopping centers and eight properties owned through four unconsolidated joint ventures, totaling approximately 26.9 million square feet, excluding (i) one operating retail property classified as held for sale as of March 31, 2026, (ii) Eastgate Crossing, a 152,682 square foot multi-tenant retail property in the Durham-Chapel Hill MSA that was reclassified from our operating portfolio in September 2025 due to significant disruption caused by severe flooding as a result of Tropical Storm Chantal, and (iii) two standalone office properties with 0.4 million square feet. Of the 167 operating retail/mixed-use properties, 10 contain an office component. We also own interests in one development project under construction as of March 31, 2026 and an additional two properties with future redevelopment opportunities.
Inflation and Tariffs
We continue to monitor the impact of inflation and tariffs on our operating and financial performance. Although inflation has moderated significantly from peak levels experienced during 2022, inflation may increase in the future as a result of multiple factors, including the tariffs implemented by the U.S. government in 2025 on imported goods from specific countries and inflationary pressures arising from geopolitical instability in the Middle East. These tariffs may lead to higher prices for many of the products that our tenants sell, potentially reducing consumer demand and spending and negatively impacting our tenants’ sales volume and overall health. This, in turn, has and could in the future put downward pricing pressure on rents that we are able to charge to new or renewing tenants, such that rent spreads and, in some cases, our percentage rents could be adversely impacted. Additionally, uncertainty regarding the scope and duration of the current and potential tariffs can lead to significant business uncertainty, affecting our tenants’ strategic planning and store expansion plans. Many of our leases contain provisions designed to mitigate the adverse impact of inflation, including stated rent increases and requirements for tenants to pay a share of operating expenses, including common area maintenance, real estate taxes, insurance, or other operating expenses related to the maintenance of our properties, with escalation clauses in most leases. Over the past few years, we have made significant progress in executing leases that include higher fixed-rent increases while also including consumer price index-based, anti-gouging protection for tenants. However, the stated rent increases or limits on such tenant’s obligation to pay its share of operating expenses could be lower than the increase in inflation at any given time. Inflation may also increase labor or other general and administrative expenses, which cannot be easily reduced.
Historically, economic indicators such as GDP growth, consumer confidence, and employment have been correlated with demand for certain of our tenants’ products and services. An economic recession could, among other impacts, increase the number of our tenants that are unable to meet their lease obligations to us and limit the demand from new tenants for space in our properties.
Operating Activity
During the first quarter of 2026, we executed new and renewal leases on 151 individual spaces totaling 707,000 square feet (13.5% cash leasing spread on 113 comparable leases). New leases were signed on 47 individual spaces for 163,714 square feet of gross leasable area (“GLA”) (31.3% cash leasing spread on 26 comparable leases), while non-option renewal leases were signed on 64 individual spaces for 219,136 square feet of GLA (12.3% cash leasing spread on 47 comparable leases) and option renewals were signed on 40 individual spaces for 324,150 square feet of GLA (7.0% cash leasing spread). The blended cash spread for comparable new and non-option renewal leases was 19.0%. Comparable new and renewal leases are defined as those for which the space was occupied by a tenant within the last 12 months.
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
Results of Operations
Our development, redevelopment, and operating property acquisition and disposition activities during 2025 and 2026 affect the comparability of our results of operations for the three months ended March 31, 2026 and 2025. Therefore, we believe it is most useful to review the comparisons of our results of operations for these periods (as set forth below under “Comparison of Operating Results for the Three Months Ended March 31, 2026 to the Three Months Ended March 31, 2025”) in conjunction with the discussion of our transaction activities during those periods, which is set forth below.
Acquisitions
The following operating properties were acquired during the period from January 1, 2025 through March 31, 2026:

Property Name	MSA	Acquisition Date	Retail GLA
Village Commons	Miami	January 15, 2025	170,976
Legacy West(1)	Dallas/Ft. Worth	April 28, 2025	342,011
(1)We acquired a 52% noncontrolling interest in Legacy West in a joint venture for a gross purchase price of $785.0 million, including the assumption of $304.0 million of debt with an interest rate of 3.80%. Our share of the purchase price is $408.2 million. Legacy West also contains 443,553 square feet of office space and 782 multifamily units.

Dispositions
The following operating properties were sold during the period from January 1, 2025 through March 31, 2026:

Property Name	MSA	Disposition Date	GLA
Stoney Creek Commons	Indianapolis	April 4, 2025	84,094
Fullerton Metrocenter	Los Angeles	June 25, 2025	241,027
Denton Crossing(1)	Dallas/Ft. Worth	June 27, 2025	343,345
Parkway Towne Crossing(1)	Dallas/Ft. Worth	June 27, 2025	180,736
The Landing at Tradition(1)	Port St. Lucie, FL	June 27, 2025	397,199
Humblewood Shopping Center	Houston	July 21, 2025	85,682
DePauw University Bookstore and Café	Indianapolis	October 10, 2025	11,974
Paradise Valley Marketplace	Phoenix	November 20, 2025	80,951
Belle Isle Station	Oklahoma City	December 8, 2025	196,158
Central Texas Marketplace	Waco	December 8, 2025	429,653
International Speedway Square	Daytona Beach	December 8, 2025	240,251
Pavilion at King’s Grant	Charlotte	December 8, 2025	303,212
Peoria Crossing	Phoenix	December 8, 2025	238,004
Portofino Shopping Center	Houston	December 8, 2025	342,863
Shops at Park Place	Dallas/Ft. Worth	December 8, 2025	137,605
Watauga Pavilion	Dallas/Ft. Worth	December 8, 2025	205,643
Coram Plaza	New York	March 5, 2026	138,385
(1)We contributed this previously wholly owned property into a joint venture (the “Seed Asset Joint Venture”) in June 2025 and have retained a 52% noncontrolling interest in the property.
Development and Redevelopment Projects
The following properties were under active development or redevelopment at various times during the period from January 1, 2025 through March 31, 2026 and removed from our operating portfolio:

Project Name	MSA	Transition to Development or Redevelopment(1)	Transition to Operating Portfolio	GLA
Active Projects
One Loudoun Expansion(2)	Washington, D.C.	September 2024	Pending	119,000

Future Opportunities
Hamilton Crossing Centre(3)(4)	Indianapolis	June 2014	Pending	—
Edwards Multiplex – Ontario(3)	Los Angeles	March 2023	Pending	124,614

Completed Projects
The Corner – IN(5)	Indianapolis	December 2015	March 2025	23,852
(1)Transition date represents the date the property was transferred from our operating portfolio into redevelopment status.
(2)The property is comprised of the development project (which has been excluded from the Company’s same property pool due to the ongoing development) and the remaining retail operating portion of the property (which is included in the Company’s same property pool as of March 31, 2026).
(3)This property has been identified as a redevelopment property and is not included in the operating portfolio or the same property pool. The redevelopment project at Hamilton Crossing Centre will include the creation of a mixed-use development.
(4)In January 2022, we sold approximately half of the Hamilton Crossing site to Republic Airways Inc. and in August 2025, we sold an additional 36,895 square feet to Republic Airways. In addition to the sale, the Company entered into a development and construction management agreement for the development of a corporate campus for Republic Airways. Phase I of the corporate campus was completed in 2023, and the final phase was completed in January 2026.
(5)This property is included in the operating portfolio and is not included in the same property pool because it was reclassified from active development into our operating portfolio in March 2025.

In addition, in January 2026, the Company disposed of the second phase of a land parcel and the rights to develop 14 residential units at the One Loudoun Expansion in the Washington, D.C. MSA. The Company is under contract to sell the remaining land and the rights to develop an additional 40 residential units, which are expected to close in phases through 2026.
Comparison of Operating Results for the Three Months Ended March 31, 2026 to the Three Months Ended March 31, 2025
The following table reflects changes in the components of our consolidated statements of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Revenue:
Rental income	$198,042	$219,172	$(21,130)
Other property-related revenue	1,359	1,480	(121)
Fee income	1,296	425	871
Total revenue	200,697	221,077	(20,380)

Expenses:
Property operating	31,116	29,826	1,290
Real estate taxes	24,824	27,761	(2,937)
General, administrative and other	13,950	12,258	1,692
Depreciation and amortization	82,491	98,231	(15,740)
Impairment charges	5,888	—	5,888
Total expenses	158,269	168,076	(9,807)

Other (expense) income:
Interest expense	(31,696)	(32,954)	1,258
Income tax expense of taxable REIT subsidiaries	(395)	(10)	(385)
Gain on sales of operating properties, net	—	91	(91)
Net gains from outlot sales	1,039	—	1,039
Equity in loss of unconsolidated joint ventures	(2,216)	(607)	(1,609)
Other income, net	2,572	4,743	(2,171)
Net income	11,732	24,264	(12,532)
Net income attributable to noncontrolling interests	(338)	(534)	196
Net income attributable to common shareholders	$11,394	$23,730	$(12,336)

Property operating expense to total revenue ratio	15.5%	13.5%
Rental income (including tenant reimbursements) decreased $21.1 million, or 9.6%, due to the following (in thousands):

Net Change Three Months Ended March 31, 2025 to 2026
Properties or components of properties sold or held for sale during 2025 and/or 2026	$(28,148)
Properties under redevelopment or acquired during 2025 and/or 2026	(777)
Properties fully operational during 2025 and 2026 and other	7,795
Total	$(21,130)
The net increase of $7.8 million in rental income for properties that were fully operational during 2025 and 2026 is primarily due to a $3.4 million increase in tenant reimbursements from higher recoverable common area maintenance expenses and real estate taxes, $2.8 million in lease termination income, a $0.6 million decrease in bad debt expense, and $0.5 million increases in both base minimum rent from contractual rent changes and overage rent. The occupancy of the fully operational properties decreased from 92.2% for the three months ended March 31, 2025 to 91.1% for the three months ended March 31, 2026.
Other property-related revenue primarily consists of parking revenues and other miscellaneous activity. This revenue decreased by $0.1 million primarily due to a decrease in miscellaneous income.

We recorded fee income of $1.3 million and $0.4 million during the three months ended March 31, 2026 and 2025, respectively, from property management and development services provided to third parties and unconsolidated joint ventures. The increase in fee income is primarily due to management fees earned during the three months ended March 31, 2026 related to the Legacy West Joint Venture and the Seed Asset Joint Venture.
Property operating expenses increased $1.3 million, or 4.3%, due to the following (in thousands):

Net Change Three Months Ended March 31, 2025 to 2026
Properties or components of properties sold or held for sale during 2025 and/or 2026	$(1,923)
Properties under redevelopment or acquired during 2025 and/or 2026	198
Properties fully operational during 2025 and 2026 and other	3,015
Total	$1,290
The net increase of $3.0 million in property operating expenses for properties that were fully operational during 2025 and 2026 is primarily due to (i) a $0.7 million increase in both snow removal expenses and repairs and maintenance expenses, (ii) a $0.6 million increase in insurance expenses, and (iii) a $0.4 million increase in both landscaping and parking lot expenses and nonrecoverable expenses. As a percentage of revenue, property operating expenses increased from 13.5% to 15.5% due to an increase in expenses in 2026.
Real estate taxes decreased $2.9 million, or 10.6%, due to the following (in thousands):

Net Change Three Months Ended March 31, 2025 to 2026
Properties or components of properties sold or held for sale during 2025 and/or 2026	$(3,233)
Properties under redevelopment or acquired during 2025 and/or 2026	31
Properties fully operational during 2025 and 2026 and other	265
Total	$(2,937)
The net increase of $0.3 million in real estate taxes for properties that were fully operational during 2025 and 2026 is primarily due to higher real estate tax assessments at certain properties in the portfolio in 2026, partially offset by an increase in real estate tax refunds received during the three months ended March 31, 2026. The majority of real estate tax expenses are recoverable from tenants, and such recovery is reflected within “Rental income” in the accompanying consolidated statements of operations and comprehensive income.
General, administrative and other expenses increased $1.7 million, or 13.8%, primarily due to an increase in payroll expenses, share-based compensation, and state and local income taxes in 2026.
Depreciation and amortization expense decreased $15.7 million, or 16.0%, due to the following (in thousands):

Net Change Three Months Ended March 31, 2025 to 2026
Properties or components of properties sold or held for sale during 2025 and/or 2026	$(11,826)
Properties under redevelopment or acquired during 2025 and/or 2026	(354)
Properties fully operational during 2025 and 2026 and other	(3,560)
Total	$(15,740)
The net decrease of $3.6 million in depreciation and amortization at properties that were fully operational during 2025 and 2026 is primarily due to the timing of placing assets in service and writing off tenant-related assets as a result of tenant move-outs.
Based on the results of our evaluations for impairment (see Note 4 to the accompanying consolidated financial statements), we recorded a $5.9 million impairment charge on City Center during the three months ended March 31, 2026. No impairment charges were recorded during the three months ended March 31, 2025.

Interest expense decreased $1.3 million, or 3.8%, primarily due to the payoffs of the following in 2025: (i) $350.0 million in aggregate principal balance of the 4.00% senior unsecured notes that matured in March 2025, (ii) $150.0 million unsecured term loan in June 2025, and (iii) $80.0 million principal balance of the 4.47% senior unsecured notes that matured in September 2025, partially offset by interest incurred on the $300.0 million in aggregate principal amount of the 5.20% senior unsecured notes issued in June 2025.
We recorded a net gain from outlot sales of $1.0 million for the three months ended March 31, 2026 primarily on the sale of a land parcel and the rights to develop 14 residential units at the One Loudoun Expansion in the Washington, D.C. MSA. We did not sell any land parcels during the three months ended March 31, 2025.
Equity in loss of unconsolidated joint ventures increased $1.6 million primarily due to the April 2025 acquisition of 52% of Legacy West in a joint venture along with the contribution of three previously wholly owned properties to the Seed Asset Joint Venture in June 2025, of which we own 52%.
Other income, net decreased $2.2 million, or 45.8%, primarily due to a decrease in interest income earned during the three months ended March 31, 2026 compared to the prior year.
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
We also use same property NOI (“Same Property NOI”), a non-GAAP financial measure, to evaluate the performance of our properties. Same Property NOI is net income excluding properties that have not been owned for the full periods presented. Beginning in 2026, we revised our Same Property NOI definition to exclude the results of the Company’s insurance captive to more clearly reflect the performance of our core real estate portfolio. Same Property NOI also excludes (i) net gains from outlot sales, (ii) straight-line rent revenue, (iii) lease termination income in excess of lost rent, (iv) amortization of lease intangibles, (v) significant prior period expense recoveries and adjustments, if any, and (vi) income or expense associated with the Company’s captive insurance company. When we receive payments in excess of any accounts receivable for terminating a lease, Same Property NOI will include such excess payments as monthly rent until the earlier of the expiration of 12 months or the start date of a replacement tenant.
We believe that Same Property NOI is helpful to investors as a measure of our operating performance because it includes only the NOI of properties that have been owned for the full periods presented. We believe such presentation eliminates disparities in net income due to the acquisition or disposition of properties during the particular periods presented and thus provides a more consistent metric for the comparison of our properties. Additionally, because results from the Company’s insurance captive are driven by insurance underwriting, loss experience, and actuarial assumptions and therefore do not reflect the operating performance of our real estate properties, we believe excluding the impacts of the insurance captive improves transparency and comparability for our investors. Same Property NOI includes the results of properties that have been owned for the entire current and prior year reporting periods. Same Property NOI for all periods presented includes 52% of the NOI from three previously wholly owned properties that were contributed to the Seed Asset Joint Venture in June 2025 and excludes the results of the Company’s insurance captive.
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

For the three months ended March 31, 2026, the Same Property Pool excludes the following:
•Village Commons and Legacy West, which were acquired in 2025;
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
•properties sold or classified as held for sale during 2025 and 2026; and
•standalone office properties, including the Carillon medical office building.
The following table presents Same Property NOI and a reconciliation to net income attributable to common shareholders for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Number of properties in Same Property Pool for the period(1)	164	164

Leased percentage at period end	94.6%	94.3%
Economic occupancy percentage at period end	91.1%	91.8%
Economic occupancy percentage(2)	91.1%	92.2%

Same Property NOI(3)	$136,998	$132,292	3.6%

Reconciliation of Same Property NOI to most directly comparable GAAP measure:
Net operating income – same properties	$136,998	$132,292
Net operating income – sold properties	(215)	20,470
Net operating income – non-same activity(4)	9,306	10,607
Less: KRG share of unconsolidated joint ventures included in Same Property NOI above	(2,628)	(304)
Net gains from outlot sales	1,039	—
Total property NOI	144,500	163,065	(11.4%)
Other income, net	1,257	4,551
General, administrative and other	(13,950)	(12,258)
Impairment charges	(5,888)	—
Depreciation and amortization	(82,491)	(98,231)
Interest expense	(31,696)	(32,954)
Gain on sales of operating properties, net	—	91
Net income attributable to noncontrolling interests	(338)	(534)
Net income attributable to common shareholders	$11,394	$23,730
(1)Same Property NOI excludes the following: (i) Village Commons and Legacy West, which were acquired in 2025; (ii) The Corner – IN, which was reclassified from active development into our operating portfolio in March 2025; (iii) Eastgate Crossing, which was reclassified from our operating portfolio in September 2025 due to significant disruption caused by severe flooding as a result of Tropical Storm Chantal; (iv) our active development project at One Loudoun Expansion; (v) Hamilton Crossing Centre and Edwards Multiplex – Ontario, which were reclassified from our operating portfolio into redevelopment in June 2014 and March 2023, respectively; (vi) properties sold or classified as held for sale during 2025 and 2026; and (vii) standalone office properties, including the Carillon medical office building.
(2)Excludes leases that are signed but for which tenants have not yet commenced the payment of cash rent; calculated as a weighted average based on the timing of cash rent commencement and expiration during the period.

(3)Same Property NOI for all periods presented includes 52% of the NOI from three previously wholly owned properties that were contributed to the Seed Asset Joint Venture in June 2025 and excludes the results of the Company’s insurance captive.
(4)Includes non-cash activity as well as NOI from properties not included in the Same Property Pool.
Our Same Property NOI increased 3.6% for the three months ended March 31, 2026 compared to the same period of the prior year primarily due to contractual rent growth.
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

Our calculations of FFO and reconciliation to net income and Core FFO for the three months ended March 31, 2026 and 2025 (unaudited) are as follows (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Net income	$11,732	$24,264
Less: net income attributable to noncontrolling interests in properties	(70)	(70)
Less: gain on sales of operating properties, net	—	(91)
Add: impairment charges	5,888	—
Add: depreciation and amortization of consolidated and unconsolidated entities, net of noncontrolling interests	91,824	98,677
NAREIT FFO of the Operating Partnership(1)	109,374	122,780
Less: Limited Partners’ interests in FFO	(2,623)	(2,463)
FFO attributable to common shareholders(1)	$106,751	$120,317
NAREIT FFO per share of the Operating Partnership – diluted	$0.52	$0.55

Reconciliation of NAREIT FFO to Core FFO(2)
NAREIT FFO of the Operating Partnership(1)	$109,374	$122,780
Add:
Amortization of deferred financing costs	1,807	1,644
Non-cash compensation expense and other	3,215	2,660
Less:
Straight-line rent – minimum rent and common area maintenance	2,141	2,578
Market rent amortization income	2,089	3,542
Amortization of debt discounts, premiums and hedge instruments	1,029	2,756
Core FFO of the Operating Partnership	$109,137	$118,208
Core FFO per share of the Operating Partnership – diluted	$0.52	$0.53
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
The following table presents a reconciliation of our EBITDA, Adjusted EBITDA, and Annualized Adjusted EBITDA to net income (the most directly comparable GAAP measure) and a calculation of Net Debt to Adjusted EBITDA (in thousands):

Three Months Ended March 31, 2026
Net income	$11,732
Depreciation and amortization	82,491
Interest expense	31,696
Income tax expense of taxable REIT subsidiaries	395
EBITDA	126,314
Unconsolidated EBITDA, as adjusted	9,978
Impairment charges	5,888
Other income and expense, net	(356)
Noncontrolling interests	(197)
Adjusted EBITDA	$141,627

Annualized Adjusted EBITDA(1)	$566,508

Company share of Net Debt:
Mortgage and other indebtedness, net	$2,992,389
Add: Company share of unconsolidated joint venture debt	203,315
Add: debt discounts, premiums and issuance costs, net	2,216
Less: Partner share of consolidated joint venture debt(2)	(9,741)
Company’s consolidated debt and share of unconsolidated debt	3,188,179
Less: cash and cash equivalents	(32,539)
Less: restricted cash and escrow deposits	(190,581)
Less: Company share of unconsolidated joint venture cash and cash equivalents	(13,816)
Company share of Net Debt	$2,951,243
Net Debt to Adjusted EBITDA	5.2x
(1)Represents Adjusted EBITDA for the three months ended March 31, 2026 (as shown in the table above) multiplied by four.
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
As of March 31, 2026, we had approximately $32.5 million in cash and cash equivalents on hand, $190.6 million in restricted cash and escrow deposits, and $1.0 billion of remaining availability under the $1.1 billion unsecured revolving credit facility (the “Revolving Facility”) compared to $410.6 million of debt maturing over the next 12 months. We believe we will have adequate liquidity over the next 12 months and beyond to operate our business and meet our cash requirements.
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
As of March 31, 2026, we had approximately $1.0 billion available under the Revolving Facility for future borrowings. We also had $32.5 million in cash and cash equivalents as of March 31, 2026.
We were in compliance with all applicable financial covenants under the Revolving Facility, unsecured term loans, and senior unsecured notes as of March 31, 2026.
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
Our Principal Liquidity Needs
Short-Term Liquidity Needs
Near-Term Debt Maturities. As of March 31, 2026, we have $10.6 million of secured debt, excluding scheduled monthly principal payments, and $400.0 million of unsecured debt scheduled to mature over the next 12 months. We believe we have sufficient liquidity to repay these obligations through a combination of cash flows generated from operations, capital markets transactions, and borrowings on the Revolving Facility.
Other Short-Term Liquidity Needs. The requirements for qualifying as a REIT and for a tax deduction for some or all of the dividends paid to shareholders necessitate that we distribute at least 90% of our taxable income on an annual basis. Such requirements cause us to have substantial liquidity needs over both the short and long term. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our operating properties, scheduled interest and principal payments on our debt of approximately $93.8 million and $3.2 million, respectively, for the remainder of 2026, expected dividend payments to our common shareholders and common unit holders, and recurring capital expenditures.
In February 2026, our Board of Trustees declared a cash distribution of $0.29 per common share and Common Unit for the first quarter of 2026. This distribution was paid on April 16, 2026 to common shareholders and common unit holders of record as of April 9, 2026. Future distributions, if any, are at the discretion of the Board of Trustees, who will continue to evaluate our sources and uses of capital, liquidity position, operating fundamentals, maintenance of our REIT qualification, and other factors they may deem relevant. We believe we have sufficient liquidity to pay any dividend from available cash on hand and borrowings on the Revolving Facility.
Other short-term liquidity needs include expenditures for tenant improvements, external leasing commissions, and recurring capital expenditures. During the three months ended March 31, 2026, we incurred $6.7 million for recurring capital expenditures on operating properties and $19.3 million for tenant improvements and external leasing commissions, which includes costs to re-lease anchor space at our operating properties related to tenants open and operating as of March 31, 2026

(excluding development and redevelopment properties). We currently anticipate incurring approximately $145 million of additional major tenant improvement costs related to executed leases for tenants not yet open at a number of our operating properties over the next 12 to 24 months. We believe we have the ability to fund these costs through cash flows generated from operations or borrowings on the Revolving Facility.
As of March 31, 2026, the retail and office portions of the One Loudoun Expansion in the Washington, D.C. MSA, were under construction. Our share of the total estimated costs for this project is approximately $81.0 million to $91.0 million, of which our share of the expected funding requirement is approximately $65.0 million to $75.0 million. As of March 31, 2026, we have incurred $17.0 million of these costs. We anticipate incurring the majority of the remaining costs for this project over the next 12 to 24 months and believe we can fund this project through cash flows generated from operations or borrowings on the Revolving Facility.
Share Repurchase Program
In February 2021, our Board of Trustees approved a share repurchase program under which the Company may repurchase, from time to time, up to an aggregate of $150.0 million of our common shares. In April 2022, our Board of Trustees increased the size of the program from $150.0 million to $300.0 million of our common shares, and in February 2026, further increased the size of the program from $300.0 million to $600.0 million of our common shares (the “Share Repurchase Program”). The Company intends to fund any future repurchases under the Share Repurchase Program with available cash on hand or availability under the Revolving Facility, subject to any applicable restrictions. The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will depend upon prevailing market conditions, regulatory requirements, and other factors. In November 2025, the Company extended the Share Repurchase Program for an additional year to February 28, 2027, if not terminated or extended prior to that date. During the three months ended March 31, 2026, the Company repurchased approximately 6.0 million common shares at an average price per share of $25.19 for a total of $152.3 million. As of March 31, 2026, $200.0 million remained available for repurchases of common shares under the Company’s Share Repurchase Program.
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
Commitments under Ground Leases. We are obligated under 11 ground leases for approximately 98 acres of land as of March 31, 2026. Most of these ground leases require fixed annual rent payments, and the expiration dates of the remaining initial terms of these ground leases range from 2028 to 2092. Assuming we exercise all available options to extend the terms of our ground leases, they will expire between 2045 and 2115.

Capital Expenditures on Consolidated Properties
The following table summarizes cash capital expenditures for our development and redevelopment projects and other capital expenditures for the three months ended March 31, 2026 (in thousands):

Three Months Ended March 31, 2026
Active development and redevelopment projects	$5,476
Recurring operating capital expenditures (primarily tenant improvements) and other	24,829
Total	$30,305
We capitalize certain indirect costs such as interest, payroll, and other general and administrative costs related to these development activities. If we had experienced a 10% reduction in development and redevelopment activities without a corresponding decrease in indirect project costs, we would have recorded additional expense of $0.1 million for the three months ended March 31, 2026.
Debt Maturities
The following table summarizes the scheduled maturities and principal amortization of the Company’s consolidated indebtedness as of March 31, 2026, presented on a calendar year basis (in thousands):

	Secured Debt
	Scheduled Principal Payments	Term Maturities	Unsecured Debt	Total
2026	$3,249	$10,600	$400,000	$413,849
2027	2,662	19,906	500,000	522,568
2028	2,943	—	153,000	155,943
2029	3,474	—	400,000	403,474
2030	2,936	100	400,000	403,036
Thereafter	3,186	92,549	1,000,000	1,095,735
	$18,450	$123,155	$2,853,000	$2,994,605
Debt discounts, premiums and issuance costs, net				(2,216)
Mortgage and other indebtedness, net				$2,992,389
Failure to comply with the obligations under our debt agreements, including payment obligations, could cause an event of default under such debt, which, among other things, could result in the loss of title to the assets securing the debt, acceleration of the payment of all principal and interest and/or termination of the agreements, or exposure to the risk of foreclosure. In addition, certain of our variable rate loans contain cross-default provisions whereby a violation by the Company of any financial covenant set forth in the Revolving Facility will constitute an “Event of Default” under the loans, which could allow the lenders to accelerate the amounts due under our debt agreements if we fail to satisfy these financial covenants. See Item 1A. “Risk Factors – Risks Related to Our Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025 for more information related to the risks associated with our indebtedness.
Impact of Changes in Credit Ratings on Our Liquidity
We have received investment-grade corporate credit ratings from three nationally recognized credit rating agencies. These ratings did not change as of March 31, 2026.
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
Cash Flows
As of March 31, 2026, we had cash, cash equivalents and restricted cash of $223.1 million. We may be subject to concentrations of credit risk with regard to our cash and cash equivalents. We place our cash and short-term investments with highly rated financial institutions. While we attempt to limit our exposure at any point in time, occasionally such cash and investments may temporarily exceed the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insurance limits. We also maintain certain compensating balances in several financial institutions in support of borrowings from those institutions. Such compensating balances were not material to the accompanying consolidated balance sheets.
Comparison of the Three Months Ended March 31, 2026 to the Three Months Ended March 31, 2025
The following table summarizes our cash flow activities (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Net cash provided by operating activities	$49,767	$74,060	$(24,293)
Net cash (used in) provided by investing activities	(24,521)	227,837	(252,358)
Net cash used in financing activities	(280,492)	(380,317)	99,825
Decrease in cash, cash equivalents and restricted cash	(255,246)	(78,420)	(176,826)
Cash, cash equivalents and restricted cash, at beginning of period	478,391	133,552
Cash, cash equivalents and restricted cash, at end of period	$223,145	$55,132
Cash provided by operating activities was $49.8 million for the three months ended March 31, 2026 and $74.1 million for the same period of 2025. The cash flows were negatively impacted by a decrease in net operating income and changes to other working capital accounts.
Cash used in investing activities was $24.5 million for the three months ended March 31, 2026 compared to cash provided by investing activities of $227.8 million for the same period of 2025. Highlights of significant cash sources and uses in investing activities are as follows:
•We acquired a vacant land parcel in the Indianapolis MSA and made acquisition deposits totaling $7.9 million during the three months ended March 31, 2026 compared to the acquisition of Village Commons and an acquisition deposit related to the purchase of Legacy West totaling $78.3 million during the three months ended March 31, 2025;
•Capital expenditures decreased by $9.7 million primarily related to the timing of capital projects;
•We received net proceeds of $15.5 million from the sale of Coram Plaza and a land parcel and the rights to develop 14 residential units at the One Loudoun Expansion during the three months ended March 31, 2026. We did not sell any properties during the three months ended March 31, 2025;
•We received $350.0 million in principal upon maturity of the short-term certificates of deposit in February 2025;
•We received a distribution of $0.4 million from an unconsolidated joint venture during the three months ended March 31, 2026; and
•During the three months ended March 31, 2025, we contributed $2.0 million to an unconsolidated joint venture related to our share of a developer fee and debt service on the construction loan at The Corner – IN, of which we own a 50% interest.
Cash used in financing activities was $280.5 million for the three months ended March 31, 2026 and $380.3 million for the same period of 2025. Highlights of significant cash sources and uses in financing activities are as follows:
•We borrowed $237.0 million on the Revolving Facility during the three months ended March 31, 2026 compared to borrowings of $103.0 million on the Revolving Facility during the three months ended March 31, 2025;
•We repaid the following during the three months ended March 31, 2026: (i) $269.0 million of borrowings on the Revolving Facility and (ii) $1.3 million of mortgages payable compared to the following repayments during the three months ended March 31, 2025: (i) $350.0 million principal balance of the 4.00% senior unsecured notes that matured on March 15, 2025, (ii) $69.0 million of borrowings on the Revolving Facility, and (iii) $1.3 million of mortgages payable;

•We paid $152.4 million, including commissions, to repurchase common shares through our Share Repurchase Program during the three months ended March 31, 2026. We did not repurchase any shares during the three months ended March 31, 2025; and
•We made distributions to common shareholders and holders of common partnership interests in the Operating Partnership of $93.1 million during the three months ended March 31, 2026 compared to distributions of $61.8 million during the three months ended March 31, 2025.
Critical Accounting Estimates
We based the discussion and analysis of our financial condition and results of operations upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There were no changes made by management to the critical accounting policies in the three months ended March 31, 2026. We discuss the most critical estimates in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 17, 2026.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk Related to Fixed and Variable Rate Debt
As of March 31, 2026, we had $3.0 billion of outstanding consolidated indebtedness (inclusive of net unamortized debt discounts, premiums and issuance costs of $2.2 million). In addition, we were party to three consolidated interest rate hedge agreements totaling $150.0 million maturing in July 2026. Reflecting the effects of these hedge agreements, our fixed and variable rate debt would have been $2.5 billion (84%) and $464.6 million (16%), respectively, of our total consolidated indebtedness as of March 31, 2026.
As of March 31, 2026, we had $400.0 million of fixed rate debt scheduled to mature within the next 12 months. A 100-basis point change in interest rates on this debt as of March 31, 2026 would change our annual cash flow by $4.0 million. A 100-basis point change in interest rates on our unhedged variable rate debt as of March 31, 2026 would change our annual cash flow by $4.6 million. Based upon the terms of our variable rate debt, we are most vulnerable to a change in short-term Secured Overnight Financing Rate (“SOFR”) interest rates.
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
Changes in Internal Control Over Financial Reporting
There has been no change in the Parent Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There has been no change in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in response to Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 filed on February 17, 2026.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
From time to time, certain of our employees surrender common shares owned by them to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under the Company’s 2013 Equity Incentive Plan, as amended and restated as of May 11, 2022 (the “Equity Plan”). These shares are repurchased by the Company. The following table summarizes the common share repurchases made during the three months ended March 31, 2026 and amounts outstanding under our Share Repurchase Program:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2026 to January 31, 2026	2,185,146		$23.92	2,185,146	$40
February 1, 2026 to February 28, 2026	1,982,257	(2)	$26.05	1,979,892	$248,454
March 1, 2026 to March 31, 2026	1,934,731	(3)	$25.76	1,881,363	$200,000
Total	6,102,134		$25.20	6,046,401
(1)Represents amounts outstanding under the Company’s authorized Share Repurchase Program, which was announced in February 2021. In April 2022, the Company’s Board of Trustees increased the size of the program from $150.0 million to $300.0 million of our common shares, and in February 2026, further increased the size of the program from $300.0 million to $600.0 million of our common shares. In November 2025, the Company’s Board of Trustees extended the program for an additional year. The program may be suspended or terminated at any time by the Company and will terminate on February 28, 2027, if not terminated or extended prior to that date.
(2)Includes 2,365 common shares owned by employees that were surrendered to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under the Company’s Equity Plan.
(3)Includes 53,368 common shares owned by employees that were surrendered to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under the Company’s Equity Plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Trading Arrangements
During the three months ended March 31, 2026, none of our officers or trustees adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS

Exhibit No.	Description	Location

3.1	Articles of Amendment and Restatement of Declaration of Trust of the Kite Realty Group Trust, as supplemented and amended	Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 28, 2022

3.2	Third Amended and Restated Bylaws of Kite Realty Group Trust, effective November 8, 2023	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on November 9, 2023

10.1	Executive Employment Agreement, dated as of March 20, 2026, by and between Kite Realty Group Trust and John A. Kite	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 20, 2026

10.2	Executive Employment Agreement, dated as of March 20, 2026, by and between Kite Realty Group Trust and Thomas K. McGowan	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 20, 2026

10.3	Executive Employment Agreement, dated as of March 20, 2026, by and between Kite Realty Group Trust and Heath R. Fear	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 20, 2026

31.1	Certification of principal executive officer of the Parent Company required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of principal financial officer of the Parent Company required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

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

KITE REALTY GROUP TRUST

Date:	April 29, 2026	By:	/s/ JOHN A. KITE

John A. Kite
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	April 29, 2026	By:	/s/ HEATH R. FEAR

Heath R. Fear
President and Chief Financial Officer
(Principal Financial Officer)

KITE REALTY GROUP, L.P.
By: Kite Realty Group Trust, its sole general partner

Date:	April 29, 2026	By:	/s/ JOHN A. KITE

John A. Kite
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	April 29, 2026	By:	/s/ HEATH R. FEAR

Heath R. Fear
President and Chief Financial Officer
(Principal Financial Officer)