Form 10-Q
period 2026-06-30
KITE REALTY GROUP TRUST; Kite Realty Group, L.P.
filed 2026-07-30
CIK 1286043, 1636315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
The number of Common Shares outstanding as of July 24, 2026 was 200,346,933 ($0.01 par value).

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2026 of Kite Realty Group Trust, Kite Realty Group, L.P. and its subsidiaries. Unless stated otherwise or the context otherwise requires, references to “Kite Realty Group Trust” or the “Parent Company” mean Kite Realty Group Trust, and references to the “Operating Partnership” mean Kite Realty Group, L.P. and its consolidated subsidiaries. The terms “Company,” “we,” “us,” and “our” refer to the Parent Company and the Operating Partnership, collectively, and those entities owned or controlled by the Parent Company and/or the Operating Partnership.
The Operating Partnership is engaged in the ownership, operation, acquisition, development and redevelopment of high-quality, open-air shopping centers and mixed-use assets that are primarily grocery-anchored and located in high-growth Sun Belt markets and select strategic gateway markets in the United States, and the Parent Company conducts substantially all of its activities through the Operating Partnership and its wholly owned subsidiaries. The Parent Company is the sole general partner of the Operating Partnership and, as of June 30, 2026, owned approximately 97.4% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 2.6% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) are owned by the limited partners.
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

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
KITE REALTY GROUP TRUST
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
Assets:
Investment properties, at cost	$6,849,310	$7,003,479
Less: accumulated depreciation	(1,713,358)	(1,656,191)
Net investment properties	5,135,952	5,347,288

Cash and cash equivalents	144,578	36,761
Tenant and other receivables, including accrued straight-line rent of $72,489 and $70,940, respectively	129,860	127,865
Restricted cash and escrow deposits	176,831	441,605
Deferred costs, net	178,173	181,553
Prepaid and other assets	90,127	93,913
Investments in unconsolidated joint ventures	410,691	364,407
Assets associated with investment properties held for sale	—	71,105
Total assets	$6,266,212	$6,664,497

Liabilities and Equity:
Liabilities:
Mortgage and other indebtedness, net	$2,842,758	$3,025,478
Accounts payable and accrued expenses	170,304	221,118
Deferred revenue and other liabilities	232,622	221,813
Liabilities associated with investment properties held for sale	—	4,314
Total liabilities	3,245,684	3,472,723

Commitments and contingencies
Limited Partners’ interests in the Operating Partnership	150,634	116,245

Equity:
Common shares, $0.01 par value, 490,000,000 shares authorized, 200,346,933 and 208,979,900 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	2,003	2,090
Additional paid-in capital	4,355,759	4,612,280
Accumulated other comprehensive income	19,568	23,079
Accumulated deficit	(1,508,134)	(1,563,840)
Total shareholders’ equity	2,869,196	3,073,609
Noncontrolling interests	698	1,920
Total equity	2,869,894	3,075,529
Total liabilities and equity	$6,266,212	$6,664,497
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Rental income	$193,314	$211,182	$391,356	$430,354
Other property-related revenue	1,566	1,355	2,925	2,835
Fee income	1,378	853	2,674	1,278
Total revenue	196,258	213,390	396,955	434,467

Expenses:
Property operating	28,495	28,881	59,611	58,707
Real estate taxes	24,478	26,651	49,302	54,412
General, administrative and other	14,543	13,390	28,493	25,648
Depreciation and amortization	81,604	97,887	164,095	196,118
Impairment charges	980	—	6,868	—
Total expenses	150,100	166,809	308,369	334,885

Other (expense) income:
Interest expense	(31,743)	(34,052)	(63,439)	(67,006)
Income tax expense of taxable REIT subsidiaries	(426)	(199)	(821)	(209)
Gain on sales of operating properties, net	87,727	103,022	87,727	103,113
Net gains from outlot sales	1,364	—	2,403	—
Gain on deconsolidation of joint venture	60,625	—	60,625	—
Equity in loss of unconsolidated joint ventures	(1,344)	(3,238)	(3,560)	(3,845)
Other income, net	3,169	485	5,741	5,228
Net income	165,530	112,599	177,262	136,863
Net income attributable to noncontrolling interests	(4,226)	(2,281)	(4,564)	(2,815)
Net income attributable to common shareholders	$161,304	$110,318	$172,698	$134,048

Net income per common share – basic	$0.80	$0.50	$0.85	$0.61
Net income per common share – diluted	$0.79	$0.50	$0.84	$0.61

Weighted average common shares outstanding – basic	202,231,374	219,835,322	203,949,318	219,775,829
Weighted average common shares outstanding – diluted	203,198,303	219,949,868	204,651,324	219,888,939

Net income	$165,530	$112,599	$177,262	$136,863
Change in fair value of derivatives	(1,823)	(3,991)	(3,523)	(8,271)
Total comprehensive income	163,707	108,608	173,739	128,592
Comprehensive income attributable to noncontrolling interests	(4,187)	(2,200)	(4,552)	(2,759)
Comprehensive income attributable to the Company	$159,520	$106,408	$169,187	$125,833
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2025	208,979,900	$2,090	$4,612,280	$23,079	$(1,563,840)	$3,073,609
Stock compensation activity	125,478	1	1,610	—	—	1,611
Shares repurchased through Share Repurchase Program	(6,046,401)	(60)	(152,362)	—	—	(152,422)
Other comprehensive loss	—	—	—	(1,727)	—	(1,727)
Distributions to common shareholders	—	—	—	—	(58,891)	(58,891)
Net income attributable to common shareholders	—	—	—	—	11,394	11,394
Adjustment to redeemable noncontrolling interests	—	—	(16,178)	—	—	(16,178)
Balance at March 31, 2026	203,058,977	$2,031	$4,445,350	$21,352	$(1,611,337)	$2,857,396
Stock compensation activity	41,007	—	3,547	—	—	3,547
Shares repurchased through Share Repurchase Program	(2,753,051)	(28)	(75,685)	—	—	(75,713)
Other comprehensive loss	—	—	—	(1,784)	—	(1,784)
Distributions to common shareholders	—	—	—	—	(58,101)	(58,101)
Net income attributable to common shareholders	—	—	—	—	161,304	161,304
Adjustment to redeemable noncontrolling interests	—	—	(17,453)	—	—	(17,453)
Balance at June 30, 2026	200,346,933	$2,003	$4,355,759	$19,568	$(1,508,134)	$2,869,196

Balance at December 31, 2024	219,667,067	$2,197	$4,868,554	$36,612	$(1,595,253)	$3,312,110
Stock compensation activity	145,233	1	1,449	—	—	1,450
Other comprehensive loss	—	—	—	(4,305)	—	(4,305)
Distributions to common shareholders	—	—	—	—	(59,349)	(59,349)
Net income attributable to common shareholders	—	—	—	—	23,730	23,730
Adjustment to redeemable noncontrolling interests	—	—	(5,683)	—	—	(5,683)
Balance at March 31, 2025	219,812,300	$2,198	$4,864,320	$32,307	$(1,630,872)	$3,267,953
Stock compensation activity	45,893	—	3,178	—	—	3,178
Other comprehensive loss	—	—	—	(3,910)	—	(3,910)
Distributions to common shareholders	—	—	—	—	(59,361)	(59,361)
Net income attributable to common shareholders	—	—	—	—	110,318	110,318
Adjustment to redeemable noncontrolling interests	—	—	(462)	—	—	(462)
Balance at June 30, 2025	219,858,193	$2,198	$4,867,036	$28,397	$(1,579,915)	$3,317,716
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$177,262	$136,863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	167,656	199,451
Gain on sales of operating properties, net	(87,727)	(103,113)
Net gains from outlot sales	(2,403)	—
Gain on deconsolidation of joint venture	(60,625)	—
Impairment charges	6,868	—
Straight-line rent	(4,384)	(5,074)
Compensation expense for equity awards	5,911	5,220
Amortization of debt fair value adjustments	(2,722)	(3,551)
Amortization of in-place lease liabilities	(3,181)	(5,107)
Equity in loss of unconsolidated joint ventures	3,560	3,845
Distributions from unconsolidated joint ventures	12,124	630
Changes in assets and liabilities:
Tenant receivables	1,988	1,712
Deferred costs and other assets	(7,496)	(10,540)
Accounts payable, accrued expenses, deferred revenue and other liabilities	(30,288)	(13,442)
Net cash provided by operating activities	176,543	206,894

Cash flows from investing activities:
Acquisition of real estate	(143,222)	(67,854)
Capital expenditures	(70,279)	(83,290)
Net proceeds from outlot sales	6,703	—
Net proceeds from sales of operating properties	315,987	232,523
Investments in unconsolidated joint ventures	—	(253,924)
Proceeds from short-term deposits	—	350,000
Change in cash from deconsolidation of joint venture	(2,029)	—
Distributions from unconsolidated joint ventures	386	2,780
Capital contributions to unconsolidated joint ventures	(310)	(2,205)
Net cash provided by investing activities	107,236	178,030

Cash flows from financing activities:
Proceeds from issuance of common shares, net	41	36
Repurchases of common shares upon the vesting of restricted shares	(1,450)	(1,171)
Shares repurchased through Share Repurchase Program	(198,135)	—
Debt and equity issuance costs	(177)	(2,893)
Loan proceeds	319,000	696,539
Loan payments	(406,673)	(900,608)
Distributions paid – common shareholders	(148,974)	(118,659)
Distributions paid – redeemable noncontrolling interests	(4,238)	(3,758)
Distributions to noncontrolling interests	(155)	(127)
Net cash used in financing activities	(440,761)	(330,641)

Net change in cash, cash equivalents and restricted cash	(156,982)	54,283
Cash, cash equivalents and restricted cash, beginning of period	478,391	133,552
Cash, cash equivalents and restricted cash, end of period	$321,409	$187,835

Non-cash investing and financing activities:
Accrued capital expenditures and tenant improvements	$42	$2,697
Accrued share repurchase through Share Repurchase Program	$30,000	$—
Reduction in consolidated indebtedness from deconsolidation of joint venture	$95,095	$—
Contribution of land to unconsolidated joint venture	$6,939	$—
Contribution of real estate and working capital in exchange for equity investment in unconsolidated joint venture	$—	$122,622
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(in thousands, except unit data)

	June 30, 2026	December 31, 2025
Assets:
Investment properties, at cost	$6,849,310	$7,003,479
Less: accumulated depreciation	(1,713,358)	(1,656,191)
Net investment properties	5,135,952	5,347,288

Cash and cash equivalents	144,578	36,761
Tenant and other receivables, including accrued straight-line rent of $72,489 and $70,940, respectively	129,860	127,865
Restricted cash and escrow deposits	176,831	441,605
Deferred costs, net	178,173	181,553
Prepaid and other assets	90,127	93,913
Investments in unconsolidated joint ventures	410,691	364,407
Assets associated with investment properties held for sale	—	71,105
Total assets	$6,266,212	$6,664,497

Liabilities and Equity:
Liabilities:
Mortgage and other indebtedness, net	$2,842,758	$3,025,478
Accounts payable and accrued expenses	170,304	221,118
Deferred revenue and other liabilities	232,622	221,813
Liabilities associated with investment properties held for sale	—	4,314
Total liabilities	3,245,684	3,472,723

Commitments and contingencies
Limited Partners’ interests in the Operating Partnership	150,634	116,245

Partners’ Equity:
Common equity, 200,346,933 and 208,979,900 units issued and outstanding at June 30, 2026 and December 31, 2025, respectively	2,849,628	3,050,530
Accumulated other comprehensive income	19,568	23,079
Total Partners’ equity	2,869,196	3,073,609
Noncontrolling interests	698	1,920
Total equity	2,869,894	3,075,529
Total liabilities and equity	$6,266,212	$6,664,497
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Rental income	$193,314	$211,182	$391,356	$430,354
Other property-related revenue	1,566	1,355	2,925	2,835
Fee income	1,378	853	2,674	1,278
Total revenue	196,258	213,390	396,955	434,467

Expenses:
Property operating	28,495	28,881	59,611	58,707
Real estate taxes	24,478	26,651	49,302	54,412
General, administrative and other	14,543	13,390	28,493	25,648
Depreciation and amortization	81,604	97,887	164,095	196,118
Impairment charges	980	—	6,868	—
Total expenses	150,100	166,809	308,369	334,885

Other (expense) income:
Interest expense	(31,743)	(34,052)	(63,439)	(67,006)
Income tax expense of taxable REIT subsidiaries	(426)	(199)	(821)	(209)
Gain on sales of operating properties, net	87,727	103,022	87,727	103,113
Net gains from outlot sales	1,364	—	2,403	—
Gain on deconsolidation of joint venture	60,625	—	60,625	—
Equity in loss of unconsolidated joint ventures	(1,344)	(3,238)	(3,560)	(3,845)
Other income, net	3,169	485	5,741	5,228
Net income	165,530	112,599	177,262	136,863
Net income attributable to noncontrolling interests	(56)	(81)	(126)	(151)
Net income attributable to common unitholders	$165,474	$112,518	$177,136	$136,712

Allocation of net income:
Limited Partners	$4,170	$2,200	$4,438	$2,664
Parent Company	161,304	110,318	172,698	134,048
	$165,474	$112,518	$177,136	$136,712

Net income per common unit – basic	$0.80	$0.50	$0.85	$0.61
Net income per common unit – diluted	$0.79	$0.50	$0.84	$0.61

Weighted average common units outstanding – basic	207,539,135	224,684,910	209,131,933	224,451,187
Weighted average common units outstanding – diluted	208,506,064	224,799,456	209,833,939	224,564,297

Net income	$165,530	$112,599	$177,262	$136,863
Change in fair value of derivatives	(1,823)	(3,991)	(3,523)	(8,271)
Total comprehensive income	163,707	108,608	173,739	128,592
Comprehensive income attributable to noncontrolling interests	(56)	(81)	(126)	(151)
Comprehensive income attributable to common unitholders	$163,651	$108,527	$173,613	$128,441
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Statements of Partners’ Equity
(Unaudited)
(in thousands)

	General Partner		Total
	Common Equity	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2025	$3,050,530	$23,079	$3,073,609
Stock compensation activity	1,611	—	1,611
Units repurchased in connection with Share Repurchase Program	(152,422)	—	(152,422)
Other comprehensive loss attributable to Parent Company	—	(1,727)	(1,727)
Distributions to Parent Company	(58,891)	—	(58,891)
Net income attributable to Parent Company	11,394	—	11,394
Adjustment to redeemable noncontrolling interests	(16,178)	—	(16,178)
Balance at March 31, 2026	$2,836,044	$21,352	$2,857,396
Stock compensation activity	3,547	—	3,547
Units repurchased in connection with Share Repurchase Program	(75,713)	—	(75,713)
Other comprehensive loss attributable to Parent Company	—	(1,784)	(1,784)
Distributions to Parent Company	(58,101)	—	(58,101)
Net income attributable to Parent Company	161,304	—	161,304
Adjustment to redeemable noncontrolling interests	(17,453)	—	(17,453)
Balance at June 30, 2026	$2,849,628	$19,568	$2,869,196

Balance at December 31, 2024	$3,275,498	$36,612	$3,312,110
Stock compensation activity	1,450	—	1,450
Other comprehensive loss attributable to Parent Company	—	(4,305)	(4,305)
Distributions to Parent Company	(59,349)	—	(59,349)
Net income attributable to Parent Company	23,730	—	23,730
Adjustment to redeemable noncontrolling interests	(5,683)	—	(5,683)
Balance at March 31, 2025	$3,235,646	$32,307	$3,267,953
Stock compensation activity	3,178	—	3,178
Other comprehensive loss attributable to Parent Company	—	(3,910)	(3,910)
Distributions to Parent Company	(59,361)	—	(59,361)
Net income attributable to Parent Company	110,318	—	110,318
Adjustment to redeemable noncontrolling interests	(462)	—	(462)
Balance at June 30, 2025	$3,289,319	$28,397	$3,317,716
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$177,262	$136,863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	167,656	199,451
Gain on sales of operating properties, net	(87,727)	(103,113)
Net gains from outlot sales	(2,403)	—
Gain on deconsolidation of joint venture	(60,625)	—
Impairment charges	6,868	—
Straight-line rent	(4,384)	(5,074)
Compensation expense for equity awards	5,911	5,220
Amortization of debt fair value adjustments	(2,722)	(3,551)
Amortization of in-place lease liabilities	(3,181)	(5,107)
Equity in loss of unconsolidated joint ventures	3,560	3,845
Distributions from unconsolidated joint ventures	12,124	630
Changes in assets and liabilities:
Tenant receivables	1,988	1,712
Deferred costs and other assets	(7,496)	(10,540)
Accounts payable, accrued expenses, deferred revenue and other liabilities	(30,288)	(13,442)
Net cash provided by operating activities	176,543	206,894

Cash flows from investing activities:
Acquisition of real estate	(143,222)	(67,854)
Capital expenditures	(70,279)	(83,290)
Net proceeds from outlot sales	6,703	—
Net proceeds from sales of operating properties	315,987	232,523
Investments in unconsolidated joint ventures	—	(253,924)
Proceeds from short-term deposits	—	350,000
Change in cash from deconsolidation of joint venture	(2,029)	—
Distributions from unconsolidated joint ventures	386	2,780
Capital contributions to unconsolidated joint ventures	(310)	(2,205)
Net cash provided by investing activities	107,236	178,030

Cash flows from financing activities:
Contributions from the General Partner	41	36
Repurchases of common shares upon the vesting of restricted shares	(1,450)	(1,171)
Units repurchased in connection with Share Repurchase Program	(198,135)	—
Debt and equity issuance costs	(177)	(2,893)
Loan proceeds	319,000	696,539
Loan payments	(406,673)	(900,608)
Distributions paid – common unitholders	(148,974)	(118,659)
Distributions paid – redeemable noncontrolling interests	(4,238)	(3,758)
Distributions to noncontrolling interests	(155)	(127)
Net cash used in financing activities	(440,761)	(330,641)

Net change in cash, cash equivalents and restricted cash	(156,982)	54,283
Cash, cash equivalents and restricted cash, beginning of period	478,391	133,552
Cash, cash equivalents and restricted cash, end of period	$321,409	$187,835

Non-cash investing and financing activities:
Accrued capital expenditures and tenant improvements	$42	$2,697
Accrued Unit repurchase in connection with Share Repurchase Program	$30,000	$—
Reduction in consolidated indebtedness from deconsolidation of joint venture	$95,095	$—
Contribution of land to unconsolidated joint venture	$6,939	$—
Contribution of real estate and working capital in exchange for equity investment in unconsolidated joint venture	$—	$122,622
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2026
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
The Parent Company is the sole general partner of the Operating Partnership and, as of June 30, 2026, owned approximately 97.4% of the common partnership interests in the Operating Partnership (the “General Partner Units”). The remaining 2.6% of the common partnership interests (the “Limited Partner Units” and, together with the General Partner Units, the “Common Units”) were owned by the limited partners. As the sole general partner of the Operating Partnership, the Parent Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. The Parent Company and the Operating Partnership are operated as one enterprise. The management of the Parent Company consists of the same members as the management of the Operating Partnership. As the sole general partner with control of the Operating Partnership, the Parent Company consolidates the Operating Partnership for financial reporting purposes, and the Parent Company does not have any significant assets other than its investment in the Operating Partnership.
The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the presentation not misleading. The unaudited consolidated financial statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 include all adjustments, consisting of normal recurring adjustments, necessary in the opinion of management to present fairly the financial information set forth therein. The unaudited consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the combined Annual Report on Form 10-K of the Parent Company and the Operating Partnership for the year ended December 31, 2025.
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

As of June 30, 2026, the Company’s portfolio consisted of the following:

	Properties	Square Footage
Operating retail/mixed-use properties	155	23,823,958
Operating retail/mixed-use properties – unconsolidated joint ventures	8	2,146,891
Total operating retail/mixed-use properties(1)	163	25,970,849
Standalone office properties(2)	2	413,221
Development and redevelopment projects:
One Loudoun Expansion	—	119,000
One Loudoun Phase 2 Apartments	—	—
Hamilton Crossing Centre	1	—
Edwards Multiplex – Ontario	1	124,614
(1)Included within the operating retail/mixed-use properties are 11 properties that contain an office component. Excludes Eastgate Crossing, a 152,682 square foot multi-tenant retail property in the Durham-Chapel Hill metropolitan statistical area (“MSA”) that was reclassified from our operating portfolio in September 2025 due to significant disruption caused by severe flooding as a result of Tropical Storm Chantal.
(2)Standalone office properties include the Company’s headquarters at 30 South Meridian and the Carillon medical office building.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Components of Investment Properties
The following table summarizes the composition of the Company’s investment properties as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Land, buildings and improvements	$6,783,659	$6,938,588
Construction in progress	65,651	64,891
Investment properties, at cost	$6,849,310	$7,003,479
Components of Rental Income, including Allowance for Uncollectible Accounts
Rental income related to the Company’s operating leases is comprised of the following for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fixed contractual lease payments – operating leases	$155,614	$167,569	$310,696	$336,408
Variable lease payments – operating leases	35,223	41,176	76,441	87,466
Bad debt reserve	(1,824)	(1,625)	(3,346)	(3,701)
Straight-line rent adjustments	2,336	2,709	4,586	5,496
Straight-line rent reserve for uncollectibility	279	(216)	(202)	(422)
Amortization of in-place lease liabilities, net	1,686	1,569	3,181	5,107
Rental income	$193,314	$211,182	$391,356	$430,354
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
Consolidation and Investments in Joint Ventures
The accompanying financial statements are presented on a consolidated basis and include all accounts of the Parent Company, the Operating Partnership, the taxable REIT subsidiaries (“TRSs”) of the Operating Partnership, subsidiaries of the Operating Partnership that are controlled, and any variable interest entities (“VIEs”) in which the Operating Partnership is the primary beneficiary. As of June 30, 2026, we owned investments in one consolidated joint venture that was a VIE in which the partner did not have substantive participating rights, and we were the primary beneficiary. As of June 30, 2026, this consolidated VIE had mortgage debt of $11.0 million, which was secured by assets of the VIE. The Operating Partnership guarantees the mortgage debt of this VIE.
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
Noncontrolling Interests
We report the non-redeemable noncontrolling interests in subsidiaries as equity, and the amount of consolidated net income attributable to these noncontrolling interests is set forth separately in the accompanying consolidated financial statements. The following table summarizes the non-redeemable noncontrolling interests in consolidated properties for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Noncontrolling interests balance as of January 1,	$1,920	$1,893
Net income allocable to noncontrolling interests, excluding redeemable noncontrolling interests	126	151
Distributions to noncontrolling interests	(155)	(127)
Deconsolidation of joint venture	(1,193)	—
Noncontrolling interests balance as of June 30,	$698	$1,917

Noncontrolling Interests – Joint Venture
Prior to the merger with Retail Properties of America, Inc. (“RPAI”) in October 2021, RPAI entered into a joint venture (the “One Loudoun Residential Joint Venture”), which initially related to the development, ownership, and operation of the multifamily rental portion of the expansion project at One Loudoun Downtown – Pads G & H in the Washington, D.C. MSA (the “One Loudoun Phase 1 Apartments”). The Company owned 90% of the One Loudoun Residential Joint Venture through May 28, 2026.
Under terms defined in the joint venture agreement, after construction completion and stabilization of the One Loudoun Phase 1 Apartments, the Company had the ability to call, and the joint venture partner had the ability to put to the Company, subject to certain conditions, the joint venture partner’s interest in the joint venture at fair value. Although the conditions for exercising the put and call options had been met, neither the Company nor the joint venture partner exercised their respective options.
Prior to May 28, 2026, the joint venture was considered a VIE primarily because the Company’s joint venture partner did not have substantive kick-out rights or substantive participating rights. The Company was considered the primary beneficiary as it had a controlling financial interest in the joint venture. As such, the Company consolidated this joint venture and presented the joint venture partner’s interests as noncontrolling interests through May 28, 2026.
On May 28, 2026, the Company and the joint venture partner amended the joint venture agreement to form a new wholly owned subsidiary entity of the One Loudoun Residential Joint Venture that will develop, construct, and operate a second multifamily rental building consisting of 429 apartment units and ground-floor retail space (the “One Loudoun Phase 2 Apartments”) while continuing to own and operate the One Loudoun Phase 1 Apartments. Under the terms of the amended joint venture agreement, substantive participating rights were granted to the joint venture partner, including approval rights over annual operating budgets, construction contracts, and project schedules, including any material amendments. As a result, the Company concluded that it no longer had a controlling financial interest in the joint venture.
Accordingly, the Company deconsolidated the One Loudoun Residential Joint Venture effective May 28, 2026 and began accounting for its retained ownership interest in this joint venture under the equity method of accounting. Upon deconsolidation, the Company derecognized the assets; liabilities, including the $95.1 million mortgage payable associated with the One Loudoun Phase 1 Apartments; and noncontrolling interests of the joint venture, recognized its retained investment at fair value, and recognized a gain on deconsolidation of $60.6 million during the three months ended June 30, 2026, which is reflected in “Gain on deconsolidation of joint venture” in the accompanying consolidated statements of operations and comprehensive income.
Redeemable Noncontrolling Interests – Limited Partners
Limited Partner Units are redeemable noncontrolling interests in the Operating Partnership. We classify redeemable noncontrolling interests in the Operating Partnership outside of permanent equity in the accompanying consolidated balance sheets because we may be required to pay cash to holders of Limited Partner Units upon redemption of their interests in the Operating Partnership or deliver registered shares upon their conversion. The carrying amount of the redeemable noncontrolling interests in the Operating Partnership is reflected at the greater of historical book value or redemption value with a corresponding adjustment to additional paid-in capital. As of June 30, 2026 and December 31, 2025, the redemption value of the redeemable noncontrolling interests in the Operating Partnership exceeded the historical book value, and the balances were accordingly adjusted to redemption value.
We allocate net operating results of the Operating Partnership after noncontrolling interests in the consolidated properties based on the partners’ respective weighted average ownership interests. We adjust the redeemable noncontrolling interests in the Operating Partnership at the end of each reporting period to reflect their interests in the Operating Partnership or redemption value. This adjustment is reflected in our shareholders’ and Parent Company’s equity. For the three and six months ended June 30, 2026 and 2025, the weighted average interests of the Parent Company and the limited partners in the Operating Partnership were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Parent Company’s weighted average interest in the Operating Partnership	97.4%	97.8%	97.5%	97.9%
Limited partners’ weighted average interests in the Operating Partnership	2.6%	2.2%	2.5%	2.1%

As of June 30, 2026, the Parent Company’s interest and the limited partners’ redeemable noncontrolling ownership interests in the Operating Partnership were 97.4% and 2.6%, respectively. As of December 31, 2025, the Parent Company’s interest and the limited partners’ redeemable noncontrolling ownership interests in the Operating Partnership were 97.7% and 2.3%, respectively.
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
There were 5,307,761 and 4,849,588 Limited Partner Units outstanding as of June 30, 2026 and December 31, 2025, respectively. The increase in Limited Partner Units outstanding from December 31, 2025 is due to non-cash compensation awards granted to our executive officers in the form of Limited Partner Units.
The redeemable noncontrolling interests in the Operating Partnership for the six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Redeemable noncontrolling interests balance as of January 1,	$116,245	$98,074
Net income allocable to redeemable noncontrolling interests	4,438	2,664
Distributions declared to redeemable noncontrolling interests	(3,668)	(3,936)
Other, net including adjustments to redemption value	33,619	6,089
Total limited partners’ interests in the Operating Partnership balance as of June 30,	$150,634	$102,891
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
NOTE 3. ACQUISITIONS
The Company closed on the following wholly owned asset acquisitions via Code Section 1031 tax-deferred exchanges (a “1031 Exchange”) during the six months ended June 30, 2026 (dollars in thousands):

Date	Property Name	Ownership Interest	MSA	Property Type	Retail Square Footage	Acquisition Price
May 11, 2026	Chastain Market(1)	100%	Atlanta	Multi-tenant retail & office	79,517	$71,000
May 21, 2026	Founders Square	100%	Naples, FL	Multi-tenant retail	66,360	65,000
					145,877	$136,000
(1)Chastain Market also contains 27,699 square feet of office space.
In addition, on March 23, 2026, the Company acquired vacant land in the Indianapolis MSA for a purchase price of $7.8 million.
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
The above acquisitions were funded using a combination of available cash on hand, proceeds from dispositions, and borrowings on the Company’s unsecured revolving line of credit. Substantially all of the purchase price was allocated to investment properties and lease-related intangible assets and liabilities based on their estimated fair values.
In March 2025, the Company entered into a joint venture with a leading global investment firm (the “Legacy West Joint Venture”), and on April 28, 2025, the joint venture acquired Legacy West for a gross purchase price of $785.0 million, including the assumption of $304.0 million of debt with an interest rate of 3.80%. The Company owns 52% of the equity in the Legacy West Joint Venture, which is being accounted for pursuant to the equity method of accounting. The Company’s share of the purchase price is $408.2 million, and the acquisition was initially funded with borrowings of $255.0 million on the Company’s unsecured revolving line of credit. See Note 5 to the accompanying consolidated financial statements for details of the Legacy West Joint Venture.

NOTE 4. DISPOSITIONS AND IMPAIRMENT CHARGES
The Company closed on the following dispositions during the six months ended June 30, 2026 (dollars in thousands):

Date	Property Name	MSA	Property Type	Square Footage	Sales Price	Gain (Loss)
March 5, 2026	Coram Plaza	New York	Multi-tenant retail	138,385	$12,500	$62
June 5, 2026	Estero Town Commons – Lowe’s(1)	Fort Myers, FL	Ground lease interest	—	9,500	5,748
June 10, 2026	Commons at Temecula(2)	Riverside, CA	Multi-tenant retail	292,078	77,000	23,478
June 10, 2026	Gateway Station(2)	College Station, TX	Multi-tenant retail	125,406	31,500	12,216
June 10, 2026	Grapevine Crossing	Dallas/Ft. Worth	Multi-tenant retail	125,488	19,500	3,720
June 10, 2026	La Plaza Del Norte(2)	San Antonio	Multi-tenant retail	320,102	72,709	25,914
June 10, 2026	Perimeter Woods	Charlotte	Multi-tenant retail	127,067	36,620	10,005
June 10, 2026	Winchester Commons(2)	Memphis	Multi-tenant retail	93,077	17,171	8,384
June 25, 2026	City Center	New York	Multi-tenant retail	362,278	50,000	(1,630)
				1,583,881	$326,500	$87,897
(1)The Company sold the ground lease interest in one tenant at this existing multi-tenant operating retail property. The total number of properties in the Company’s portfolio was not affected by this transaction.
(2)Disposition proceeds, or a portion of the proceeds, are temporarily restricted related to a potential 1031 Exchange.
During the three months ended March 31, 2026 and June 30, 2026, the Company received net proceeds of $3.2 million and $3.5 million, respectively, and recognized gains of $1.0 million and $1.4 million, respectively, in connection with the sale of the second and third phases of a land parcel, including rights to develop 14 residential units for each phase, at the expansion project at One Loudoun Downtown (the “One Loudoun Expansion”) in the Washington, D.C. MSA.
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
During the three months ended June 30, 2025, the Company contributed three previously wholly owned properties, Denton Crossing, Parkway Towne Crossing, and The Landing at Tradition, valued at $233.0 million in the aggregate to a newly formed joint venture (the “Seed Asset Joint Venture”) (see Note 5 to the accompanying consolidated financial statements for further details), and received $112.1 million in gross proceeds for the 48% interest in the Seed Asset Joint Venture acquired by the joint venture partner.
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
Investment Properties Held for Sale
As of June 30, 2026, no properties qualified for held-for-sale accounting treatment. As of December 31, 2025, City Center and Coram Plaza were classified as held for sale and the assets and liabilities associated with these properties were separately classified as held for sale in the accompanying consolidated balance sheets as of December 31, 2025. Coram Plaza and City Center were both sold subsequent to December 31, 2025.

The following table presents the assets and liabilities associated with City Center and Coram Plaza, the investment properties that were classified as held for sale as of December 31, 2025 (in thousands):

December 31, 2025
Assets
Investment properties, net	$64,899

Tenant and other receivables	2,676
Restricted cash and escrow deposits	25
Deferred costs, net	3,088
Prepaid and other assets	417
Assets associated with investment properties held for sale	$71,105

Liabilities
Accounts payable and accrued expenses	$811
Deferred revenue and other liabilities	3,503
Liabilities associated with investment properties held for sale	$4,314
There were no discontinued operations for the six months ended June 30, 2026 and 2025 as none of the dispositions or planned dispositions represented a strategic shift that has had, or will have, a material effect on our operations or financial results.
Valuation of Investment Properties
As of March 31, 2026, in connection with the preparation and review of the first quarter 2026 financial statements and in conjunction with classifying City Center as held for sale, we evaluated City Center for impairment and recorded a $5.9 million impairment charge based upon the terms and conditions of purchase offers received, indicating an estimated carrying value of $50.0 million, excluding working capital accounts, less estimated selling costs of $0.5 million. City Center was sold on June 25, 2026.
NOTE 5. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES
The following table summarizes the Company’s investments in unconsolidated joint ventures as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	Date of Investment	Ownership Interest	Investment at
Joint Venture			June 30, 2026	December 31, 2025
Embassy Suites at Eddy Street Commons(1)	December 2017	35%	$8,969	$8,797
Nuveen Portfolio Joint Venture(2)	June 2018	20%	5,673	5,552
Glendale Multifamily Joint Venture(3)	May 2020	11.5%	25	409
The Corner – IN Joint Venture(4)	September 2021	50%	—	—
Legacy West Joint Venture(5)	April 2025	52%	217,903	230,093
Seed Asset Joint Venture(6)	June 2025	52%	112,568	117,056
One Loudoun Residential Joint Venture(7)	May 2026	76.7%	63,053	—
Other investments			2,500	2,500
			$410,691	$364,407
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
(5)In March 2025, the Company entered into the Legacy West Joint Venture with a leading global investment firm, and on April 28, 2025, acquired Legacy West in the Dallas/Fort Worth MSA. See Note 3 to the accompanying consolidated financial statements for details on the acquisition. The Company owns 52% of the equity in the Legacy West Joint Venture. The Company is the operating member of the joint venture, and an affiliate of the Company is the property manager responsible for the day-to-day management of Legacy West. The Company provides leasing, construction, and property management services to the Legacy West Joint Venture, for which it earns fees.
(6)In June 2025, the Company entered into a second joint venture with the global investment firm and contributed three previously wholly owned properties valued at $233.0 million in the aggregate for a 52% noncontrolling interest in the Seed Asset Joint Venture. The Company is the operating member of the joint venture, and an affiliate of the Company is the property manager responsible for the day-to-day management of the three properties. The Company provides leasing, construction, and property management services to the Seed Asset Joint Venture, for which it earns fees.
(7)In May 2026, the Company and its joint venture partner amended the joint venture agreement of the One Loudoun Residential Joint Venture to form a new wholly owned subsidiary entity of the joint venture that will develop, construct, and operate a second multifamily project, One Loudoun Phase 2 Apartments. The Company contributed land and committed to fund estimated future proffer costs of $21.6 million as well as its equity in the One Loudoun Phase 1 Apartments. As part of the amended joint venture agreement and agreed upon contributions from the joint venture partner, the Company’s ownership percentage of the One Loudoun Residential Joint Venture decreased from 90% to 76.7% as of June 30, 2026, and its ownership percentage is expected to be reduced to 55% over time as additional equity for the One Loudoun Phase 2 Apartments is required to be contributed by the joint venture partner. In addition, the joint venture entered into a $107.5 million construction loan to fund the One Loudoun Phase 2 Apartments. The Company’s partner is the managing member of the joint venture; however, the consent of both partners is required for major operating and financial decisions of the joint venture.
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
NOTE 6. DEFERRED COSTS AND INTANGIBLES, NET
Deferred costs consist primarily of acquired lease intangible assets, broker fees, and capitalized internal commissions incurred in connection with lease originations. Deferred leasing costs, lease intangibles, and similar costs are amortized on a straight-line basis over the terms of the related leases. As of June 30, 2026 and December 31, 2025, deferred costs consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Acquired lease intangible assets	$231,506	$260,108
Deferred leasing costs and other	92,465	91,550
	323,971	351,658
Less: accumulated amortization	(145,798)	(167,017)
	$178,173	$184,641
Less: deferred costs associated with investment properties held for sale	—	(3,088)
Deferred costs, net	$178,173	$181,553

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

	Six Months Ended June 30,
	2026	2025
Amortization of deferred leasing costs, lease intangibles and other	$20,913	$35,742
Amortization of above-market lease intangibles	$2,260	$4,221
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
As of June 30, 2026 and December 31, 2025, deferred revenue, intangibles, net and other liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Unamortized in-place lease liabilities	$101,628	$110,038
Retainage payables and other	39,587	18,479
Tenant rents received in advance	27,279	31,456
Lease liabilities	64,128	65,343
	$232,622	$225,316
Less: deferred revenue associated with investment properties held for sale	—	(3,503)
Deferred revenue and other liabilities	$232,622	$221,813
The amortization of below-market lease liabilities is included as a component of “Rental income” in the accompanying consolidated statements of operations and comprehensive income and totaled $5.4 million and $12.9 million for the six months ended June 30, 2026 and 2025, respectively.
NOTE 8. MORTGAGE AND OTHER INDEBTEDNESS
The following table summarizes the Company’s indebtedness as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Mortgages payable	$45,169	$142,937
Senior unsecured notes	2,250,000	2,250,000
Unsecured term loans	550,000	550,000
Unsecured revolving line of credit	—	85,000
	2,845,169	3,027,937
Unamortized discounts and premiums, net	15,672	18,394
Unamortized debt issuance costs, net	(18,083)	(20,853)
Mortgage and other indebtedness, net	$2,842,758	$3,025,478

Consolidated indebtedness, including weighted average interest rates and weighted average maturities as of June 30, 2026, considering the impact of interest rate swaps, is summarized below (dollars in thousands):

	Amount Outstanding	Ratio	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate debt(1)	$2,434,169	86%	4.24%	3.9
Variable rate debt	411,000	14%	4.55%	1.9
Debt discounts, premiums and issuance costs, net	(2,411)	N/A	N/A	N/A
Mortgage and other indebtedness, net	$2,842,758	100%	4.29%	3.6
(1)Fixed rate debt includes the portion of variable rate debt that has been hedged by interest rate swaps. As of June 30, 2026, $150.0 million in variable rate debt is hedged to a fixed rate through July 17, 2026.
Mortgages Payable
The following table summarizes the Company’s mortgages payable (dollars in thousands):

	June 30, 2026			December 31, 2025
	Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity	Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate mortgages payable(1)	$34,169	4.46%	2.4	$130,737	5.11%	6.2
Variable rate mortgage payable(2)	11,000	5.80%	0.1	12,200	5.84%	0.6
Total mortgages payable	$45,169			$142,937
(1)The fixed rate mortgages had interest rates ranging from 3.75% to 5.73% as of June 30, 2026 and December 31, 2025.
(2)The interest rate on the variable rate mortgage is based on the Secured Overnight Financing Rate (“SOFR”) plus 215 basis points. The one-month SOFR rate was 3.65% and 3.69% as of June 30, 2026 and December 31, 2025, respectively.
Mortgages payable, which are secured by certain real estate and, in some cases, by guarantees from the Operating Partnership, are generally due in monthly installments of principal and interest and mature over various terms through 2033. During the six months ended June 30, 2026, we made scheduled principal payments of $2.7 million related to amortizing loans. In addition, as a result of the deconsolidation of the One Loudoun Residential Joint Venture on May 28, 2026, the Company derecognized the $95.1 million mortgage payable associated with the One Loudoun Phase 1 Apartments from the Company’s balance sheet.
Unsecured Notes
The following table summarizes the Company’s senior unsecured notes and exchangeable senior notes (dollars in thousands):

		June 30, 2026		December 31, 2025
	Maturity Date	Balance	Interest Rate	Balance	Interest Rate
Senior notes – 4.08% due 2026	September 30, 2026	$100,000	4.08%	$100,000	4.08%
Senior notes – 4.00% due 2026	October 1, 2026	300,000	4.00%	300,000	4.00%
Senior exchangeable notes – 0.75% due 2027	April 1, 2027	175,000	0.75%	175,000	0.75%
Senior notes – 4.57% due 2027	September 10, 2027	75,000	4.57%	75,000	4.57%
Senior notes – 4.24% due 2028	December 28, 2028	100,000	4.24%	100,000	4.24%
Senior notes – 4.82% due 2029	June 28, 2029	100,000	4.82%	100,000	4.82%
Senior notes – 4.75% due 2030	September 15, 2030	400,000	4.75%	400,000	4.75%
Senior notes – 4.95% due 2031	December 15, 2031	350,000	4.95%	350,000	4.95%
Senior notes – 5.20% due 2032	August 15, 2032	300,000	5.20%	300,000	5.20%
Senior notes – 5.50% due 2034(1)	March 1, 2034	350,000	4.60%	350,000	4.60%
Total senior unsecured notes		$2,250,000		$2,250,000
(1)The coupon rate is 5.50%; however, as a result of hedging activities, the Company’s interest rate is 4.60%.

Exchangeable Senior Notes
Subsequent to June 30, 2026, the Operating Partnership issued $345.0 million aggregate principal amount of 3.25% exchangeable senior notes due April 2032 (the “2026 Exchangeable Notes”), which includes $45.0 million aggregate principal amount of 2026 Exchangeable Notes issued pursuant to the full exercise by the initial purchasers of the option granted by the Operating Partnership to purchase up to an additional $45.0 million aggregate principal amount of 2026 Exchangeable Notes. The 2026 Exchangeable Notes are governed by an indenture between the Operating Partnership, the Company, and U.S. Bank Trust Company, National Association, as trustee. The 2026 Exchangeable Notes were sold in a private placement to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The net proceeds from the offering of the 2026 Exchangeable Notes were approximately $335.7 million after deducting the underwriting discounts and commissions and estimated offering expenses paid by the Company. The 2026 Exchangeable Notes bear interest at a rate of 3.25% per annum, payable semi-annually in arrears beginning on April 15, 2027, and will mature on April 15, 2032.
Prior to the close of business on the business day immediately preceding January 15, 2032, the 2026 Exchangeable Notes are exchangeable into cash up to the principal amount of the 2026 Exchangeable Notes exchanged and, if applicable, cash or common shares or a combination thereof only upon certain circumstances and during certain periods. On or after January 15, 2032, the 2026 Exchangeable Notes will be exchangeable into cash up to the principal amount of the 2026 Exchangeable Notes exchanged and, if applicable, cash or common shares or a combination thereof at the option of the holders at any time prior to the close of business on the second scheduled trading day preceding the maturity date. The exchange rate initially equals 28.2466 common shares per $1,000 principal amount of 2026 Exchangeable Notes, which is equivalent to an exchange price of approximately $35.40 per common share and an exchange premium of approximately 22.5% based on the closing price of $28.90 per common share on June 29, 2026. The exchange rate is subject to adjustment upon the occurrence of certain events, but it will not be adjusted for any accrued and unpaid interest.
The Operating Partnership may redeem the 2026 Exchangeable Notes, at its option, in whole or in part, on any business day on or after July 20, 2029, if the last reported sale price of the common shares has been at least 130% of the exchange price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Operating Partnership provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2026 Exchangeable Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date (the “redemption price”). The Operating Partnership also has the right, at its election, to redeem all or any portion of the 2026 Exchangeable Notes at any time and from time to time at the redemption price to the extent necessary to preserve the Company’s status as a REIT for U.S. federal income tax purposes, as reasonably determined by the Company’s Board of Trustees. The Operating Partnership may also redeem the 2026 Exchangeable Notes, in whole but not in part, at any time in cash at the redemption price if the aggregate principal amount of 2026 Exchangeable Notes that remains outstanding at such time is less than 10% of the aggregate principal amount of 2026 Exchangeable Notes initially issued under the indenture.
In connection with the 2026 Exchangeable Notes, on June 29, 2026 and July 1, 2026, the Operating Partnership entered into privately negotiated capped call transactions (the “2026 Capped Call Transactions”) with certain financial institutions, including an affiliate of one of the initial purchasers of the 2026 Exchangeable Notes. The 2026 Capped Call Transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the 2026 Exchangeable Notes, the number of common shares underlying the 2026 Exchangeable Notes. The 2026 Capped Call Transactions are generally expected to reduce the potential dilution to holders of the common shares upon exchange of the 2026 Exchangeable Notes and/or offset the potential cash payments the Operating Partnership could be required to make in excess of the principal amount of any exchanged 2026 Exchangeable Notes upon exchange thereof, with such reduction and/or offset subject to a cap. The cap price of the 2026 Capped Call Transactions is initially approximately $41.91, which represents a premium of approximately 45% over the last reported sale price of the common shares on June 29, 2026, and is subject to anti-dilution adjustments under the terms of the 2026 Capped Call Transactions. We incurred approximately $14.1 million of costs related to the 2026 Capped Call Transactions, which will be included within “Additional paid-in capital” in the accompanying consolidated balance sheets as part of the closing of the transaction on July 2, 2026.

Unsecured Term Loans and Revolving Line of Credit
The following table summarizes the Company’s term loans and revolving line of credit (dollars in thousands):

		June 30, 2026		December 31, 2025
	Maturity Date	Balance	Interest Rate	Balance	Interest Rate
Unsecured term loan due 2027 – variable rate(1)	October 24, 2027	$250,000	4.53%	$250,000	4.72%
Unsecured term loan due 2029 – fixed rate(2)	July 29, 2029	300,000	3.52%	300,000	3.54%
Total unsecured term loans		$550,000		$550,000

Unsecured credit facility revolving line of credit – variable rate(3)	October 3, 2028	$—	4.73%	$85,000	4.92%
(1)The maturity date of the term loan may be extended by one one-year period at the Operating Partnership’s election, subject to certain conditions.
(2)$150,000 of the $300,000 SOFR-based variable rate debt has been swapped to a fixed rate of 1.68% plus a credit spread based on a ratings grid ranging from 0.75% to 1.60% through July 17, 2026. The applicable credit spread was 0.85% as of June 30, 2026 and December 31, 2025. The interest rate shown is the weighted average rate as of June 30, 2026.
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
Unsecured Revolving Credit Facility
In October 2024, the Operating Partnership, as borrower, and the Company entered into the Third Amendment (the “Third Amendment”) to the Sixth Amended and Restated Credit Agreement, dated as of July 8, 2021 (as amended, the “Credit Agreement”) with a syndicate of financial institutions to provide for an unsecured revolving credit facility aggregating $1.1 billion (the “Revolving Facility”) and a seven-year $300.0 million unsecured term loan that matures in July 2029 (the “$300M Term Loan”). Under the Credit Agreement, the Operating Partnership has the option, subject to certain customary conditions, to increase the Revolving Facility and/or incur additional term loans up to a maximum aggregate amount not to exceed $2.0 billion. The Revolving Facility matures on October 3, 2028, which maturity date may be extended for either one one-year period or up to two six-month periods at the Operating Partnership’s option, subject to certain conditions. The Revolving Facility was undrawn as of June 30, 2026 and had an outstanding balance of $85.0 million as of December 31, 2025.
Borrowings under the Revolving Facility bear interest at a rate per annum equal to SOFR plus a margin based on the Operating Partnership’s leverage ratio or credit rating, respectively, plus a facility fee based on the Operating Partnership’s leverage ratio or credit rating, respectively. The Revolving Facility is currently priced on the leverage-based pricing grid. In accordance with the Credit Agreement, the credit spread set forth in the leverage grid resets quarterly based on the Company’s leverage, as calculated at the previous quarter end. The Company may irrevocably elect to convert to the ratings-based pricing grid at any time. As of June 30, 2026, making such an election would have resulted in a lower interest rate; however, the Company had not made the election to convert to the ratings-based pricing grid. As specified in the Credit Agreement, in the event that the Company so elects to convert to the ratings-based pricing grid, the Company has the ability to obtain more favorable pricing in certain circumstances when its total leverage ratio is (x) less than or equal to 35.0% or (y) greater than 35.0% but less than or equal to 37.5% with respect to not more than one fiscal quarter following a period in which the condition described in clause (x) was satisfied (the “Leverage Toggle”). The Credit Agreement also includes an adjustment to the sustainability-linked pricing provisions that allows the otherwise applicable interest rate margin to be reduced by up to two basis points if certain greenhouse gas emission reduction targets are achieved. The greenhouse gas emission reduction targets have not been achieved as of June 30, 2026.
The following table summarizes the key terms of the Revolving Facility as of June 30, 2026 (dollars in thousands):

				Leverage-Based Pricing		Investment-Grade Pricing
Credit Agreement	Maturity Date	Extension Options	Extension Fee	Credit Spread	Facility Fee	Credit Spread	Facility Fee
$1,100,000 unsecured revolving line of credit	October 3, 2028	1 one-year or 2 six-month	0.075%	1.05%–1.50%	0.15%–0.30%	0.725%–1.40%	0.125%–0.30%

The Operating Partnership’s ability to borrow under the Credit Agreement is subject to ongoing compliance by the Operating Partnership and its subsidiaries with various restrictive covenants, including with respect to liens, transactions with affiliates, dividends, mergers and asset sales. In addition, the Credit Agreement requires that the Operating Partnership satisfy certain financial covenants, including (i) a maximum leverage ratio; (ii) a minimum fixed charge coverage ratio; (iii) a maximum secured indebtedness ratio; (iv) a maximum unsecured leverage ratio; and (v) a minimum unencumbered interest coverage ratio. As of June 30, 2026, we were in compliance with all such covenants.
As of June 30, 2026, we had outstanding letters of credit totaling $6.9 million with no amounts advanced against these instruments.
Unsecured Term Loans
As of June 30, 2026, the Operating Partnership has the following unsecured term loans: (i) a $250.0 million unsecured term loan that matures in October 2027 (the “$250M Term Loan”) and (ii) the $300M Term Loan that matures in July 2029, both of which bear interest at a rate of SOFR plus a credit spread based on a ratings-based pricing grid. The loan agreements related to the $250M Term Loan and the $300M Term Loan include the same Leverage Toggle for determining pricing and sustainability-linked pricing provisions as described above for the Credit Agreement. The greenhouse gas emission reduction targets have not been achieved as of June 30, 2026.
The following table summarizes the key terms of the unsecured term loans as of June 30, 2026 (dollars in thousands):

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

	Six Months Ended June 30,
	2026	2025
Amortization of debt issuance costs	$3,561	$3,333

Debt Discounts and Premiums
Debt discounts and premiums, including the related value of interest rate swaps that were assumed in the October 2021 merger with RPAI, are amortized over the terms of the respective loans. The following amounts of amortization are included as a component of “Interest expense” in the accompanying consolidated statements of operations and comprehensive income (in thousands):

	Six Months Ended June 30,
	2026	2025
Amortization of debt discounts, premiums and hedge instruments	$3,195	$4,025
In addition, the estimated amounts of the reduction to interest expense as of June 30, 2026 for each of the next five years and thereafter related to the amortization of debt discounts, premiums and assumed hedge instruments, assuming these instruments are held to maturity, are as follows (in thousands):

July 2026 through December 2026	$2,589
2027	4,709
2028	4,699
2029	3,773
2030	2,031
Thereafter	(2,084)
Total unamortized debt discounts, premiums and hedge instruments	$15,717
The following table reconciles total unamortized debt discounts, premiums and hedge instruments as of June 30, 2026 to the balance of unamortized discounts and premiums, net (in thousands):

Unamortized discounts and premiums on mortgages payable, senior unsecured notes and unsecured term loans	$15,672
Unamortized hedge instruments	45
Total unamortized debt discounts, premiums and hedge instruments	15,717
Unamortized hedge instruments (included in accumulated other comprehensive income)	(45)
Unamortized discounts and premiums, net	$15,672
Fair Value of Fixed and Variable Rate Debt
As of June 30, 2026, the estimated fair value of fixed rate debt was $2.3 billion compared to the book value of $2.3 billion. The fair value was estimated using Level 2 and Level 3 inputs with cash flows discounted at current borrowing rates for similar instruments, which ranged from 4.95% to 6.73%. As of June 30, 2026, the estimated fair value of variable rate debt was $561.0 million compared to the book value of $561.0 million. The fair value was estimated using Level 2 and Level 3 inputs with cash flows discounted at a current borrowing rate for similar instruments, which ranged from 4.50% to 5.80%.
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
The following table summarizes the terms and fair values of the Company’s derivative financial instruments that were designated and qualified as part of a hedging relationship as of June 30, 2026 and December 31, 2025 (dollars in thousands):

							Fair Value Assets (Liabilities)(1)
Type of Hedge	Number of Instruments	Aggregate Notional	Reference Rate	Interest Rate	Effective Date	Maturity Date	June 30, 2026	December 31, 2025
Cash Flow(2)	Three	$150,000	SOFR	1.68%	8/15/2022	7/17/2026	$130	$1,503
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
We have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, although the credit valuation adjustments associated with our derivatives use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. As of June 30, 2026 and December 31, 2025, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations are classified within Level 2 of the fair value hierarchy.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings. Approximately $1.6 million and $3.2 million was reclassified as a reduction to interest expense during the three and six months ended June 30, 2026, respectively. Approximately $2.6 million and $5.2 million was reclassified as a reduction to interest expense during the three and six months ended June 30, 2025, respectively. As interest payments on our derivatives are made over the next 12 months, we estimate the decrease to interest expense to be approximately $3.3 million, assuming the current SOFR curve.
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

The following table presents information on the Company’s reported segment revenue, net operating income, and significant segment expenses for the six months ended June 30, 2026 and 2025 that are provided to the CODM and included within the Company’s single reportable operating segment measure of profit or loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Minimum rent	$151,998	$165,965	$305,148	$339,953
Tenant reimbursements	41,756	45,103	86,550	91,316
Bad debt reserve	(1,824)	(1,625)	(3,346)	(3,701)
Other property-related revenue	1,033	865	1,831	1,820
Overage rent	1,385	1,738	3,004	2,786
Total revenue	194,348	212,046	393,187	432,174

Expenses:
Property operating – recoverable	24,306	24,849	51,054	50,647
Property operating – non-recoverable	3,820	3,700	7,809	7,361
Real estate taxes	24,315	26,492	48,956	54,096
Total expenses	52,441	55,041	107,819	112,104

Net operating income	141,907	157,005	285,368	320,070

Other income (expense):
Net gains from outlot sales	1,364	—	2,403	—
Other general and administrative expenses	(14,543)	(13,390)	(28,493)	(25,648)
Fee income	1,378	853	2,674	1,278
Impairment charges	(980)	—	(6,868)	—
Depreciation and amortization	(81,604)	(97,887)	(164,095)	(196,118)
Interest expense	(31,743)	(34,052)	(63,439)	(67,006)
Equity in loss of unconsolidated subsidiaries	(1,344)	(3,238)	(3,560)	(3,845)
Income tax expense of taxable REIT subsidiaries	(426)	(199)	(821)	(209)
Other income, net	3,169	485	5,741	5,228
Gain on sales of operating properties, net	87,727	103,022	87,727	103,113
Gain on deconsolidation of joint venture	60,625	—	60,625	—
Net income	165,530	112,599	177,262	136,863
Net income attributable to noncontrolling interests	(4,226)	(2,281)	(4,564)	(2,815)
Net income attributable to common shareholders	$161,304	$110,318	$172,698	$134,048
NOTE 11. SHAREHOLDERS’ EQUITY
Distributions
Our Board of Trustees declared a cash distribution of $0.29 per common share and Common Unit for the second quarter of 2026. This distribution was paid on July 16, 2026 to common shareholders and common unitholders of record as of July 9, 2026. For the six months ended June 30, 2026, we declared cash distributions totaling $0.58 per common share and Common Unit.
In January 2026, in addition to the payment of the fourth quarter 2025 distribution of $0.29 per common share and Common Unit, to meet certain REIT distribution requirements, we paid a special cash distribution of $0.145 per common share and Common Unit to common shareholders and common unitholders of record as of January 9, 2026, totaling $30.7 million.
For the three and six months ended June 30, 2025, we declared cash distributions of $0.27 and $0.54 per common share and Common Unit, respectively.

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
During the six months ended June 30, 2026, the Company repurchased approximately 8.8 million common shares at an average price per share of $25.91 for a total of $228.0 million, excluding commissions. The common shares repurchased during the six months ended June 30, 2026 include approximately 1.0 million common shares repurchased in conjunction with the pricing of the 2026 Exchangeable Notes on June 29, 2026, at a price of $28.90 per share, for a total of approximately $30.0 million. This amount is included in “Deferred revenue and other liabilities” in the accompanying consolidated balance sheets and was settled on July 2, 2026. As of June 30, 2026, $124.3 million remained available for repurchases of common shares under the Company’s Share Repurchase Program. The Company did not repurchase any shares during the six months ended June 30, 2025.
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
Potentially dilutive securities include (i) outstanding options to acquire common shares; (ii) Limited Partner Units, which may be exchanged for either cash or common shares at the Parent Company’s option and under certain circumstances; (iii) Appreciation Only Long-Term Incentive Plan Units; (iv) deferred common share units, which may be credited to the personal accounts of members of the Board of Trustees in lieu of compensation paid in cash or the issuance of common shares to such trustees, and (v) common shares issuable upon the exchange of the Company’s exchangeable notes. The Company calculates the potential dilutive effect of the exchangeable notes under the if-converted method, which considers only the amounts settled in excess of the principal in diluted earnings per share as the principal must be paid in cash. Limited Partner Units have been omitted from the Parent Company’s denominator for the purpose of computing diluted earnings per share since the effect of including those amounts in the denominator would have no dilutive impact. Weighted average Limited Partner Units outstanding were 5.3 million and 5.2 million for the three and six months ended June 30, 2026, respectively, and 4.8 million and 4.7 million for the three and six months ended June 30, 2025, respectively.

The following table summarizes the calculation of basic and diluted earnings per share for the Parent Company for the three months ended June 30, 2026 and 2025. We have omitted the calculation of basic and diluted earnings per unit since the dilutive securities for the Operating Partnership are the same as those for the Parent Company (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to common shareholders – basic and diluted	$161,304	$110,318	$172,698	$134,048

Denominator:
Weighted average common shares outstanding – basic	202,231,374	219,835,322	203,949,318	219,775,829
Effect of dilutive securities:
AO LTIP Units	—	36,131	—	38,222
Deferred common share units	95,816	78,415	92,433	74,888
2021 exchangeable notes	871,113	—	609,573	—
Weighted average common shares outstanding – diluted	203,198,303	219,949,868	204,651,324	219,888,939

Net income per common share – basic	$0.80	$0.50	$0.85	$0.61
Net income per common share – diluted	$0.79	$0.50	$0.84	$0.61
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
In 2021, we provided repayment and completion guarantees on loans totaling $66.2 million associated with the development of The Corner mixed-use project in the Indianapolis MSA. As of June 30, 2026, the outstanding balance of the loans was $69.9 million, of which our share was $34.9 million.
As of June 30, 2026, we had outstanding letters of credit totaling $6.9 million with no amounts advanced against these instruments.
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

NOTE 14. SUBSEQUENT EVENTS
Subsequent to June 30, 2026:
•the Operating Partnership issued the 2026 Exchangeable Notes and entered into the capped call transactions related to the exercise of the option granted by the Operating Partnership to the initial purchasers to purchase up to an additional $45.0 million aggregate principal amount of 2026 Exchangeable Notes. In conjunction with the closing of the offering on July 2, 2026, approximately $30.0 million of the proceeds were used to settle the repurchase of 1.0 million common shares, which were repurchased in conjunction with the pricing of the 2026 Exchangeable Notes on June 29, 2026. See Note 8 to the consolidated financial statements for further details;
•we repaid the $300.0 million principal balance of the 4.00% senior unsecured notes, which was scheduled to mature on October 1, 2026;
•we closed on the disposition of Tysons Corner, a 36,942 square foot retail property in the Washington, D.C. MSA, for a gross sales price of $25.9 million; and
•we closed on the sale of the fourth phase of a land parcel and the rights to develop 22 residential units at the One Loudoun Expansion in the Washington, D.C. MSA for a sales price of $6.2 million.

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
Risks, uncertainties and other factors that might cause such differences, some of which could be material, include but are not limited to:
•economic, business, banking, real estate and other market conditions, particularly in connection with low or negative growth in the U.S. economy as well as economic uncertainty (including from an economic slowdown or recession, federal government shutdown, disruptions related to tariffs and other trade or sanction issues, geopolitical instability, rising interest rates, inflation, unemployment, or limited growth in consumer income or spending);
•financing risks, including the availability of, and costs associated with, sources of liquidity, and our ability to use offering proceeds for the anticipated purposes;
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
•risks associated with cyberattacks and the loss of confidential information and other business disruptions;
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
As of June 30, 2026, we own interests in a portfolio of 163 operating retail/mixed-use properties, including 155 wholly owned shopping centers and eight properties owned through four unconsolidated joint ventures, totaling approximately 26.0 million square feet, excluding (i) Eastgate Crossing, a 152,682 square foot multi-tenant retail property in the Durham-Chapel Hill MSA that was reclassified from our operating portfolio in September 2025 due to significant disruption caused by severe flooding as a result of Tropical Storm Chantal, and (ii) two standalone office properties with 0.4 million square feet. Of the 163 operating retail/mixed-use properties, 11 contain an office component. We also own interests in one development project under construction as of June 30, 2026 and an additional two properties with future redevelopment opportunities.
Inflation and Tariffs
We continue to monitor the impact of inflation and tariffs on our operating and financial performance. Although inflation has moderated significantly from peak levels experienced during 2022, inflation may increase in the future as a result of multiple factors, including the tariffs implemented by the U.S. government in 2025 on imported goods from specific countries and inflationary pressures arising from geopolitical instability. These tariffs may lead to higher prices for many of the products that our tenants sell, potentially reducing consumer demand and spending and negatively impacting our tenants’ sales volume and overall health. This, in turn, has and could in the future put downward pricing pressure on rents that we are able to charge to new or renewing tenants, such that rent spreads and, in some cases, our percentage rents could be adversely impacted. Additionally, uncertainty regarding the scope and duration of the current and potential tariffs can lead to significant business uncertainty, affecting our tenants’ strategic planning and store expansion plans. Many of our leases contain provisions designed to mitigate the adverse impact of inflation, including stated rent increases and requirements for tenants to pay a share of operating expenses, including common area maintenance, real estate taxes, insurance, or other operating expenses related to the maintenance of our properties, with escalation clauses in most leases. Over the past few years, we have made significant progress in executing leases that include higher fixed-rent increases while also including consumer price index-based, anti-gouging protection for tenants. However, the stated rent increases or limits on such tenant’s obligation to pay its share of operating expenses could be lower than the increase in inflation at any given time. Inflation may also increase labor or other general and administrative expenses, which cannot be easily reduced.
Historically, economic indicators such as GDP growth, consumer confidence, and employment have been correlated with demand for certain of our tenants’ products and services. An economic recession could, among other impacts, increase the number of our tenants that are unable to meet their lease obligations to us and limit the demand from new tenants for space in our properties.
Operating Activity
During the second quarter of 2026, we executed new and renewal leases on 128 individual spaces totaling approximately 1.0 million square feet (15.9% cash leasing spread on 103 comparable leases). New leases were signed on 44 individual spaces for 329,750 square feet of gross leasable area (“GLA”) (28.4% cash leasing spread on 29 comparable leases), while non-option renewal leases were signed on 47 individual spaces for 188,717 square feet of GLA (17.7% cash leasing spread on 37 comparable leases) and option renewals were signed on 37 individual spaces for 476,194 square feet of GLA (6.6% cash leasing spread). The blended cash spread for comparable new and non-option renewal leases was 24.7%. Comparable new and renewal leases are defined as those for which the space was occupied by a tenant within the last 12 months. As of June 30, 2026, the Company’s operating retail portfolio annualized base rent per square foot was $23.41.
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
Results of Operations
Our development, redevelopment, and operating property acquisition and disposition activities during 2025 and 2026 affect the comparability of our results of operations for the three and six months ended June 30, 2026 and 2025. Therefore, we believe it is most useful to review the comparisons of our results of operations for these periods (as set forth below under “Comparison of Operating Results for the Three Months Ended June 30, 2026 to the Three Months Ended June 30, 2025” and “Comparison of Operating Results for the Six Months Ended June 30, 2026 to the Six Months Ended June 30, 2025”) in conjunction with the discussion of our transaction activities during those periods, which is set forth below.
Acquisitions
The following operating properties were acquired during the period from January 1, 2025 through June 30, 2026:

Property Name	MSA	Acquisition Date	Retail GLA
Village Commons	Miami	January 15, 2025	170,976
Legacy West(1)	Dallas/Ft. Worth	April 28, 2025	342,011
Chastain Market(2)	Atlanta	May 11, 2026	79,517
Founders Square	Naples, FL	May 21, 2026	66,360
(1)We acquired a 52% noncontrolling interest in Legacy West in a joint venture for a gross purchase price of $785.0 million, including the assumption of $304.0 million of debt with an interest rate of 3.80%. Our share of the purchase price is $408.2 million. Legacy West also contains 443,553 square feet of office space and 782 multifamily units.
(2)Chastain Market also contains 27,699 square feet of office space.

Dispositions
The following operating properties were sold during the period from January 1, 2025 through June 30, 2026:

Property Name	MSA	Disposition Date	GLA
Stoney Creek Commons	Indianapolis	April 4, 2025	84,094
Fullerton Metrocenter	Los Angeles	June 25, 2025	241,027
Denton Crossing(1)	Dallas/Ft. Worth	June 27, 2025	343,345
Parkway Towne Crossing(1)	Dallas/Ft. Worth	June 27, 2025	180,736
The Landing at Tradition(1)	Port St. Lucie, FL	June 27, 2025	397,199
Humblewood Shopping Center	Houston	July 21, 2025	85,682
DePauw University Bookstore and Café	Indianapolis	October 10, 2025	11,974
Paradise Valley Marketplace	Phoenix	November 20, 2025	80,951
Belle Isle Station	Oklahoma City	December 8, 2025	196,158
Central Texas Marketplace	Waco	December 8, 2025	429,653
International Speedway Square	Daytona Beach	December 8, 2025	240,251
Pavilion at King’s Grant	Charlotte	December 8, 2025	303,212
Peoria Crossing	Phoenix	December 8, 2025	238,004
Portofino Shopping Center	Houston	December 8, 2025	342,863
Shops at Park Place	Dallas/Ft. Worth	December 8, 2025	137,605
Watauga Pavilion	Dallas/Ft. Worth	December 8, 2025	205,643
Coram Plaza	New York	March 5, 2026	138,385
Estero Town Commons – Lowe’s(2)	Fort Myers, FL	June 5, 2026	—
Commons at Temecula	Riverside, CA	June 10, 2026	292,078
Gateway Station	College Station, TX	June 10, 2026	125,406
Grapevine Crossing	Dallas/Ft. Worth	June 10, 2026	125,488
La Plaza Del Norte	San Antonio	June 10, 2026	320,102
Perimeter Woods	Charlotte	June 10, 2026	127,067
Winchester Commons	Memphis	June 10, 2026	93,077
City Center	New York	June 25, 2026	362,278
(1)We contributed this previously wholly owned property into a joint venture (the “Seed Asset Joint Venture”) in June 2025 and have retained a 52% noncontrolling interest in the property.
(2)We sold the ground lease interest in one tenant at this existing multi-tenant operating retail property. The total number of properties in our portfolio was not affected by this transaction.
Subsequent to June 30, 2026, we sold Tysons Corner, a 36,942 square foot retail property in the Washington, D.C. MSA.
Development and Redevelopment Projects
The following properties were under active development or redevelopment at various times during the period from January 1, 2025 through June 30, 2026 and removed from our operating portfolio:

Project Name	MSA	Transition to Development or Redevelopment(1)	Transition to Operating Portfolio	GLA
Active Projects
One Loudoun Expansion(2)	Washington, D.C.	September 2024	Pending	119,000
One Loudoun Phase 2 Apartments(3)	Washington, D.C.	June 2026	Pending	—

Future Opportunities
Hamilton Crossing Centre(4)(5)	Indianapolis	June 2014	Pending	—
Edwards Multiplex – Ontario(4)	Los Angeles	March 2023	Pending	124,614

Completed Projects
The Corner – IN(6)	Indianapolis	December 2015	March 2025	23,852

(1)Transition date represents the date the property was transferred from our operating portfolio into redevelopment status.
(2)The property is comprised of the development project (which has been excluded from the Company’s same property pool due to the ongoing development) and the remaining retail operating portion of the property (which is included in the Company’s same property pool as of June 30, 2026).
(3)The property is comprised of the development project (which has been excluded from the Company’s same property pool due to the ongoing development) and is expected to consist of a second multifamily rental building consisting of 429 apartment units and ground-floor retail space.
(4)This property has been identified as a redevelopment property and is not included in the operating portfolio or the same property pool. The redevelopment project at Hamilton Crossing Centre will include the creation of a mixed-use development.
(5)In January 2022, we sold approximately half of the Hamilton Crossing site to Republic Airways Inc. and in August 2025, we sold an additional 36,895 square feet to Republic Airways. In addition to the sale, the Company entered into a development and construction management agreement for the development of a corporate campus for Republic Airways. Phase I of the corporate campus was completed in 2023, and the final phase was completed in January 2026.
(6)This property is included in the operating portfolio and is not included in the same property pool because it was reclassified from active development into our operating portfolio in March 2025.
In addition, in January 2026 and April 2026, the Company disposed of the second and third phases of a land parcel and the rights to develop 14 residential units in each phase at the One Loudoun Expansion in the Washington, D.C. MSA. Subsequent to June 30, 2026, the Company sold the remaining land and the rights to develop an additional 22 residential units at the One Loudoun Expansion.
Comparison of Operating Results for the Three Months Ended June 30, 2026 to the Three Months Ended June 30, 2025
The following table reflects changes in the components of our consolidated statements of operations for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
Revenue:
Rental income	$193,314	$211,182	$(17,868)
Other property-related revenue	1,566	1,355	211
Fee income	1,378	853	525
Total revenue	196,258	213,390	(17,132)

Expenses:
Property operating	28,495	28,881	(386)
Real estate taxes	24,478	26,651	(2,173)
General, administrative and other	14,543	13,390	1,153
Depreciation and amortization	81,604	97,887	(16,283)
Impairment charges	980	—	980
Total expenses	150,100	166,809	(16,709)

Other (expense) income:
Interest expense	(31,743)	(34,052)	2,309
Income tax expense of taxable REIT subsidiaries	(426)	(199)	(227)
Gain on sales of operating properties, net	87,727	103,022	(15,295)
Net gains from outlot sales	1,364	—	1,364
Gain on deconsolidation of joint venture	60,625	—	60,625
Equity in loss of unconsolidated joint ventures	(1,344)	(3,238)	1,894
Other income, net	3,169	485	2,684
Net income	165,530	112,599	52,931
Net income attributable to noncontrolling interests	(4,226)	(2,281)	(1,945)
Net income attributable to common shareholders	$161,304	$110,318	$50,986

Property operating expense to total revenue ratio	14.5%	13.5%

Rental income (including tenant reimbursements) decreased $17.9 million, or 8.5%, due to the following (in thousands):

Net Change Three Months Ended June 30, 2025 to 2026
Properties or components of properties sold or held for sale during 2025 and/or 2026	$(22,908)
Properties under redevelopment or acquired during 2025 and/or 2026	1,503
Properties fully operational during 2025 and 2026 and other	3,537
Total	$(17,868)
The net increase of $3.5 million in rental income for properties that were fully operational during 2025 and 2026 is primarily due to increases in base minimum rent of $4.3 million from contractual rent changes and an increase in leasing spreads and tenant reimbursements of $1.4 million from higher recoverable common area maintenance expenses and real estate taxes. These variances were partially offset by a decrease in lease termination income of $2.2 million. The occupancy of the fully operational properties decreased from 91.0% for the three months ended June 30, 2025 to 90.9% for the three months ended June 30, 2026.
Other property-related revenue primarily consists of parking revenues and other miscellaneous activity. This revenue increased by $0.2 million primarily due to an increase in parking revenue.
We recorded fee income of $1.4 million and $0.9 million during the three months ended June 30, 2026 and 2025, respectively, from property management and development services provided to third parties and unconsolidated joint ventures. The increase in fee income is primarily due to management fees earned during the three months ended June 30, 2026 related to the Legacy West Joint Venture and the Seed Asset Joint Venture.
Property operating expenses decreased $0.4 million, or 1.3%, due to the following (in thousands):

Net Change Three Months Ended June 30, 2025 to 2026
Properties or components of properties sold or held for sale during 2025 and/or 2026	$(2,935)
Properties under redevelopment or acquired during 2025 and/or 2026	293
Properties fully operational during 2025 and 2026 and other	2,256
Total	$(386)
The net increase of $2.3 million in property operating expenses for properties that were fully operational during 2025 and 2026 is primarily due to increases in the following: (i) $0.8 million in insurance expenses; (ii) $0.6 million in repairs and maintenance expenses; (iii) $0.4 million increase in landscaping and parking lot expenses; and (iv) $0.4 million in nonrecoverable expenses. As a percentage of revenue, property operating expenses increased from 13.5% to 14.5% due to an increase in expenses in 2026.
Real estate taxes decreased $2.2 million, or 8.2%, due to the following (in thousands):

Net Change Three Months Ended June 30, 2025 to 2026
Properties or components of properties sold or held for sale during 2025 and/or 2026	$(3,360)
Properties under redevelopment or acquired during 2025 and/or 2026	296
Properties fully operational during 2025 and 2026 and other	891
Total	$(2,173)
The net increase of $0.9 million in real estate taxes for properties that were fully operational during 2025 and 2026 is primarily due to higher real estate tax assessments at certain properties in the portfolio in 2026 and lower real estate tax refunds received during the three months ended June 30, 2026. The majority of real estate tax expenses are recoverable from tenants, and such recovery is reflected within “Rental income” in the accompanying consolidated statements of operations and comprehensive income.

General, administrative and other expenses increased $1.2 million, or 8.6%, primarily due to an increase in payroll expenses and share-based compensation in 2026.
Depreciation and amortization expense decreased $16.3 million, or 16.6%, due to the following (in thousands):

Net Change Three Months Ended June 30, 2025 to 2026
Properties or components of properties sold or held for sale during 2025 and/or 2026	$(10,950)
Properties under redevelopment or acquired during 2025 and/or 2026	878
Properties fully operational during 2025 and 2026 and other	(6,211)
Total	$(16,283)
The net decrease of $6.2 million in depreciation and amortization at properties that were fully operational during 2025 and 2026 is primarily due to the timing of placing assets in service and writing off tenant-related assets as a result of tenant move-outs.
During the three months ended June 30, 2026, we recorded a $1.0 million impairment charge related to the write-off of capitalized costs associated with an abandoned project. No impairment charges were recorded during the three months ended June 30, 2025.
Interest expense decreased $2.3 million, or 6.8%, primarily due to the payoffs of the $150.0 million unsecured term loan in June 2025 and the $80.0 million principal balance of the 4.47% senior unsecured notes that matured in September 2025, as well as a decrease in borrowings on the unsecured revolving line of credit, partially offset by interest incurred on the $300.0 million aggregate principal amount of the 5.20% senior unsecured notes issued in June 2025.
We recorded a net gain on sales of operating properties of $87.7 million for the three months ended June 30, 2026 on the sales of seven operating retail properties and the ground lease interest in Lowe’s at Estero Town Commons compared to a net gain on sales of operating properties of $103.0 million on the sales of Stoney Creek Commons and Fullerton Metrocenter and the contribution of three previously wholly owned properties to the Seed Asset Joint Venture for the three months ended June 30, 2025.
We recorded a net gain from outlot sales of $1.4 million for the three months ended June 30, 2026 on the sale of a land parcel and the rights to develop 14 residential units at the One Loudoun Expansion in the Washington, D.C. MSA. We did not sell any land parcels during the three months ended June 30, 2025.
During the three months ended June 30, 2026, we recognized a $60.6 million gain on the deconsolidation of our multifamily joint venture at One Loudoun Downtown (the “One Loudoun Residential Joint Venture”) related to adjusting our retained interest to fair value. No such gain was recognized during the three months ended June 30, 2025.
Equity in loss of unconsolidated joint ventures decreased $1.9 million, or 58.5%, primarily due to improved operating performance at certain joint venture properties during the three months ended June 30, 2026 compared to the prior year.
Other income, net increased $2.7 million, or 553.4%, primarily due to the receipt of insurance proceeds in excess of replacement cost during the three months ended June 30, 2026 related to the July 2025 severe flooding at Eastgate Crossing in the Durham-Chapel Hill MSA and an increase in interest income earned from Code Section 1031 tax-deferred exchanges compared to the prior year.

Comparison of Operating Results for the Six Months Ended June 30, 2026 to the Six Months Ended June 30, 2025
The following table reflects changes in the components of our consolidated statements of operations for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Revenue:
Rental income	$391,356	$430,354	$(38,998)
Other property-related revenue	2,925	2,835	90
Fee income	2,674	1,278	1,396
Total revenue	396,955	434,467	(37,512)

Expenses:
Property operating	59,611	58,707	904
Real estate taxes	49,302	54,412	(5,110)
General, administrative and other	28,493	25,648	2,845
Depreciation and amortization	164,095	196,118	(32,023)
Impairment charges	6,868	—	6,868
Total expenses	308,369	334,885	(26,516)

Other (expense) income:
Interest expense	(63,439)	(67,006)	3,567
Income tax expense of taxable REIT subsidiaries	(821)	(209)	(612)
Gain on sales of operating properties, net	87,727	103,113	(15,386)
Net gains from outlot sales	2,403	—	2,403
Gain on deconsolidation of joint venture	60,625	—	60,625
Equity in loss of unconsolidated joint ventures	(3,560)	(3,845)	285
Other income, net	5,741	5,228	513
Net income	177,262	136,863	40,399
Net income attributable to noncontrolling interests	(4,564)	(2,815)	(1,749)
Net income attributable to common shareholders	$172,698	$134,048	$38,650

Property operating expense to total revenue ratio	15.0%	13.5%
Rental income (including tenant reimbursements) decreased $39.0 million, or 9.1%, due to the following (in thousands):

Net Change Six Months Ended June 30, 2025 to 2026
Properties or components of properties sold or held for sale during 2025 and/or 2026	$(50,876)
Properties under redevelopment or acquired during 2025 and/or 2026	727
Properties fully operational during 2025 and 2026 and other	11,151
Total	$(38,998)
The net increase of $11.2 million in rental income for properties that were fully operational during 2025 and 2026 is primarily due to increases in the following: (i) base minimum rent of $4.8 million from contractual rent changes and an increase in leasing spreads; (ii) tenant reimbursements of $4.7 million from higher recoverable common area maintenance expenses and real estate taxes; and (iii) lease termination income of $0.5 million, lower bad debt expense of $0.5 million, and increases of $0.3 million in overage rent and ancillary income.
Other property-related revenue primarily consists of parking revenues and other miscellaneous activity. This revenue increased by $0.1 million primarily due to an increase in parking revenue.
We recorded fee income of $2.7 million and $1.3 million during the six months ended June 30, 2026 and 2025, respectively, from property management and development services provided to third parties and unconsolidated joint ventures.

The increase in fee income is primarily due to management fees earned during the six months ended June 30, 2026 related to the Legacy West Joint Venture and the Seed Asset Joint Venture.
Property operating expenses increased $0.9 million, or 1.5%, due to the following (in thousands):

Net Change Six Months Ended June 30, 2025 to 2026
Properties or components of properties sold or held for sale during 2025 and/or 2026	$(4,777)
Properties under redevelopment or acquired during 2025 and/or 2026	491
Properties fully operational during 2025 and 2026 and other	5,190
Total	$904
The net increase of $5.2 million in property operating expenses for properties that were fully operational during 2025 and 2026 is primarily due to increases in the following: (i) insurance expenses of $1.3 million; (ii) repairs and maintenance expenses of $1.3 million; (iii) non-recoverable operating expenses of $0.8 million; (iv) snow removal expenses of $0.7 million; (v) landscaping and parking lot expenses of $0.7 million; and (vi) security expenses of $0.2 million. As a percentage of revenue, property operating expenses increased from 13.5% to 15.0% due to an increase in expenses in 2026.
Real estate taxes decreased $5.1 million, or 9.4%, due to the following (in thousands):

Net Change Six Months Ended June 30, 2025 to 2026
Properties or components of properties sold or held for sale during 2025 and/or 2026	$(6,585)
Properties under redevelopment or acquired during 2025 and/or 2026	327
Properties fully operational during 2025 and 2026 and other	1,148
Total	$(5,110)
The net increase of $1.1 million in real estate taxes for properties that were fully operational during 2025 and 2026 is primarily due to higher real estate tax assessments at certain properties in the portfolio in 2026, partially offset by an increase in real estate tax refunds received during the six months ended June 30, 2026 and capitalized real estate taxes at certain properties in the portfolio. The majority of real estate tax expenses are recoverable from tenants, and such recovery is reflected within “Rental income” in the accompanying consolidated statements of operations and comprehensive income.
General, administrative and other expenses increased $2.8 million, or 11.1%, primarily due to an increase in payroll expenses and share-based compensation in 2026.
Depreciation and amortization expense decreased $32.0 million, or 16.3%, due to the following (in thousands):

Net Change Six Months Ended June 30, 2025 to 2026
Properties or components of properties sold or held for sale during 2025 and/or 2026	$(23,190)
Properties under redevelopment or acquired during 2025 and/or 2026	524
Properties fully operational during 2025 and 2026 and other	(9,357)
Total	$(32,023)
The net decrease of $9.4 million in depreciation and amortization at properties that were fully operational during 2025 and 2026 is primarily due to the timing of placing assets in service and writing off tenant-related assets as a result of tenant move-outs.
Based on the results of our evaluations for impairment (see Note 4 to the accompanying consolidated financial statements), we recorded a $5.9 million impairment charge on City Center during the six months ended June 30, 2026. In addition, we recorded a $1.0 million impairment charge related to the write-off of capitalized costs associated with an abandoned project. No impairment charges were recorded during the six months ended June 30, 2025.

Interest expense decreased $3.6 million, or 5.3%, primarily due to the payoffs of the following in 2025: (i) $350.0 million aggregate principal balance of the 4.00% senior unsecured notes that matured in March 2025, (ii) $150.0 million unsecured term loan in June 2025, and (iii) $80.0 million principal balance of the 4.47% senior unsecured notes that matured in September 2025, partially offset by interest incurred on the $300.0 million aggregate principal amount of the 5.20% senior unsecured notes issued in June 2025.
We recorded a net gain on sales of operating properties of $87.7 million for the six months ended June 30, 2026 on the sales of eight operating retail properties and the ground lease interest in Lowe’s at Estero Town Commons compared to a net gain on sales of operating properties of $103.1 million on the sales of Stoney Creek Commons and Fullerton Metrocenter and the contribution of three previously wholly owned properties to the Seed Asset Joint Venture for the six months ended June 30, 2025.
We recorded a net gain from outlot sales of $2.4 million for the six months ended June 30, 2026 primarily on the sale of a land parcel and the rights to develop 28 residential units at the One Loudoun Expansion in the Washington, D.C. MSA. We did not sell any land parcels during the six months ended June 30, 2025.
During the six months ended June 30, 2026, we recognized a $60.6 million gain on the deconsolidation of the One Loudoun Residential Joint Venture related to adjusting our retained interest to fair value. No such gain was recognized during the three months ended June 30, 2025.
Equity in loss of unconsolidated joint ventures decreased $0.3 million, or 7.4%, primarily due to improved operating performance at certain joint venture properties during the six months ended June 30, 2026 compared to the prior year.
Other income, net increased $0.5 million, or 9.8%, primarily due to the receipt of insurance proceeds in excess of replacement cost during the six months ended June 30, 2026 related to the July 2025 severe flooding at Eastgate Crossing in the Durham-Chapel Hill MSA and an increase in interest income earned from 1031 Exchanges, partially offset by a decrease in interest income earned on bank accounts compared to the prior year.
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
We believe that Same Property NOI is helpful to investors as a measure of our operating performance because it includes only the NOI of properties that have been owned for the full periods presented. We believe such presentation eliminates disparities in net income due to the acquisition or disposition of properties during the particular periods presented and thus provides a more consistent metric for the comparison of our properties. Additionally, because results from the Company’s insurance captive are driven by insurance underwriting, loss experience, and actuarial assumptions and therefore do not reflect the operating performance of our real estate properties, we believe excluding the impacts of the insurance captive improves transparency and comparability for our investors. Same Property NOI includes the results of properties that have been owned for the entire current and prior year reporting periods. Same Property NOI for all periods presented includes (i) 52% of the NOI from three previously wholly owned properties that were contributed to the Seed Asset Joint Venture in June 2025 and (ii) 55% of the NOI from the One Loudoun Phase 1 Apartments (which 55% represents the Company’s expected final ownership percentage) and excludes the results of the Company’s insurance captive.

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
For the three and six months ended June 30, 2026, the Same Property Pool excludes the following:
•Chastain Market and Founders Square, which were acquired in May 2026, and Village Commons and Legacy West, which were acquired in January and April 2025, respectively;
•The Corner – IN, which was reclassified from active development into our operating portfolio in March 2025;
•Eastgate Crossing, which was reclassified from our operating portfolio in September 2025 due to significant disruption caused by severe flooding as a result of Tropical Storm Chantal;
•our active development projects at One Loudoun;
•Hamilton Crossing Centre and Edwards Multiplex – Ontario, which were reclassified from our operating portfolio into redevelopment in June 2014 and March 2023, respectively;
•properties sold or classified as held for sale during 2025 and 2026; and
•standalone office properties, including the Carillon medical office building.

The following table presents Same Property NOI and a reconciliation to net income attributable to common shareholders for the three and six months ended June 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Number of properties in Same Property Pool for the period(1)	158	158		158	158

Leased percentage at period end	94.7%	93.8%	94.7%	93.8%
Economic occupancy percentage at period end	91.2%	90.9%	91.2%	90.9%
Economic occupancy percentage(2)	90.9%	91.0%	91.0%	91.5%

Same Property NOI(3)	$131,660	$126,943	3.7%	$262,984	$253,632	3.7%

Reconciliation of Same Property NOI to most directly comparable GAAP measure:
Net operating income – same properties	$131,660	$126,943		$262,984	$253,632
Net operating income – sold properties	7,563	23,414		14,388	54,531
Net operating income – non-same activity(4)	5,294	7,078		13,234	12,641
Less: KRG share of unconsolidated joint ventures included in Same Property NOI above	(2,610)	(430)		(5,238)	(734)
Net gains from outlot sales	1,364	—		2,403	—
Total property NOI	143,271	157,005	(8.7%)	287,771	320,070	(10.1%)
Other income (expense), net	2,777	(2,099)		4,034	2,452
General, administrative and other	(14,543)	(13,390)		(28,493)	(25,648)
Impairment charges	(980)	—		(6,868)	—
Depreciation and amortization	(81,604)	(97,887)		(164,095)	(196,118)
Interest expense	(31,743)	(34,052)		(63,439)	(67,006)
Gain on sales of operating properties, net	87,727	103,022		87,727	103,113
Gain on deconsolidation of joint venture	60,625	—		60,625	—
Net income attributable to noncontrolling interests	(4,226)	(2,281)		(4,564)	(2,815)
Net income attributable to common shareholders	$161,304	$110,318		$172,698	$134,048
(1)Same Property NOI excludes the following: (i) Chastain Market and Founders Square, which were acquired in May 2026, and Village Commons and Legacy West, which were acquired in January and April 2025, respectively; (ii) The Corner – IN, which was reclassified from active development into our operating portfolio in March 2025; (iii) Eastgate Crossing, which was reclassified from our operating portfolio in September 2025 due to significant disruption caused by severe flooding as a result of Tropical Storm Chantal; (iv) our active development projects at One Loudoun; (v) Hamilton Crossing Centre and Edwards Multiplex – Ontario, which were reclassified from our operating portfolio into redevelopment in June 2014 and March 2023, respectively; (vi) properties sold or classified as held for sale during 2025 and 2026; and (vii) standalone office properties, including the Carillon medical office building.
(2)Excludes leases that are signed but for which tenants have not yet commenced the payment of cash rent; calculated as a weighted average based on the timing of cash rent commencement and expiration during the period.
(3)Same Property NOI for all periods presented includes (i) 52% of the NOI from three previously wholly owned properties that were contributed to the Seed Asset Joint Venture in June 2025 and (ii) 55% of the NOI from the One Loudoun Phase 1 Apartments (which 55% represents the Company’s expected final ownership percentage) and excludes the results of the Company’s insurance captive.
(4)Includes non-cash activity as well as NOI from properties not included in the Same Property Pool.
Our Same Property NOI increased 3.7% for the three months ended June 30, 2026 compared to the same period of the prior year primarily due to contractual rent growth and higher base rent driven by positive new and renewal leasing spreads.
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
Core Funds From Operations (“Core FFO”) is a non-GAAP financial measure of operating performance that modifies FFO for certain non-cash transactions that result in recording income or expense and impact our period-over-period performance, including (i) amortization of deferred financing costs, (ii) non-cash compensation expense and other, (iii) straight-line rent related to minimum rent and common area maintenance, (iv) market rent amortization income, and (v) amortization of debt discounts, premiums and hedge instruments, and includes adjustments related to our pro rata share from unconsolidated joint ventures for these categories as applicable. We believe that Core FFO is useful to investors in evaluating our core cash flow-generating operations by adjusting for items that we do not consider to be part of our core business operations, allowing for comparison of our core operating performance between periods. Core FFO should not be considered as an alternative to net income as an indicator of our performance or as an alternative to cash flow as a measure of liquidity or our ability to make distributions. Our computation of Core FFO may differ from the methodology for calculating Core FFO used by other REITs and, therefore, may not be comparable to such other REITs.

Our calculations of FFO and reconciliation to net income and Core FFO for the three and six months ended June 30, 2026 and 2025 (unaudited) are as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$165,530	$112,599	$177,262	$136,863
Less: net income attributable to noncontrolling interests in properties	(56)	(81)	(126)	(151)
Less: gain on sales of operating properties, net	(87,727)	(103,022)	(87,727)	(103,113)
Less: gain on deconsolidation of joint venture	(60,625)	—	(60,625)	—
Add: impairment charges	980	—	6,868	—
Add: depreciation and amortization of consolidated and unconsolidated entities, net of noncontrolling interests	90,996	104,469	182,820	203,146
NAREIT FFO of the Operating Partnership(1)	109,098	113,965	218,472	236,745
Less: Limited Partners’ interests in FFO	(2,789)	(2,466)	(5,412)	(4,929)
FFO attributable to common shareholders(1)	$106,309	$111,499	$213,060	$231,816
NAREIT FFO per share of the Operating Partnership – diluted	$0.53	$0.51	$1.04	$1.05

Reconciliation of NAREIT FFO to Core FFO(2)
NAREIT FFO of the Operating Partnership(1)	$109,098	$113,965	$218,472	$236,745
Add:
Amortization of deferred financing costs	1,850	1,751	3,657	3,395
Non-cash compensation expense and other	3,674	3,221	6,889	5,881
Less:
Straight-line rent – minimum rent and common area maintenance	2,979	2,835	5,120	5,413
Market rent amortization income	2,253	1,879	4,342	5,421
Amortization of debt discounts, premiums and hedge instruments	1,030	890	2,059	3,646
Core FFO of the Operating Partnership	$108,360	$113,333	$217,497	$231,541
Core FFO per share of the Operating Partnership – diluted	$0.52	$0.50	$1.04	$1.03
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
The following table presents a reconciliation of our EBITDA, Adjusted EBITDA, and Annualized Adjusted EBITDA to net income (the most directly comparable GAAP measure) and a calculation of Net Debt to Adjusted EBITDA (in thousands):

Three Months Ended June 30, 2026
Net income	$165,530
Depreciation and amortization	81,604
Interest expense	31,743
Income tax expense of taxable REIT subsidiaries	426
EBITDA	279,303
Unconsolidated EBITDA, as adjusted	11,005
Impairment charges	980
Gain on sales of operating properties, net	(87,727)
Gain on deconsolidation of joint venture	(60,625)
Other income and expense, net	(1,825)
Adjustments for acquisitions and dispositions(1)	(4,068)
Adjusted EBITDA	$137,043

Annualized Adjusted EBITDA(2)	$548,172

Company share of Net Debt:
Mortgage and other indebtedness, net	$2,842,758
Add: Company share of unconsolidated joint venture debt	276,348
Add: debt discounts, premiums and issuance costs, net	2,411
Less: Partner share of consolidated joint venture debt(3)	(220)
Company’s consolidated debt and share of unconsolidated debt	3,121,297
Less: cash and cash equivalents	(144,578)
Less: restricted cash and escrow deposits	(176,831)
Less: Company share of unconsolidated joint venture cash and cash equivalents	(15,676)
Company share of Net Debt	$2,784,212
Net Debt to Adjusted EBITDA	5.1x
(1)Relates to current quarter GAAP operating income for the acquisitions of Chastain Market and Founders Square and the sale of seven properties during the three months ended June 30, 2026 during the period of ownership.
(2)Represents Adjusted EBITDA for the three months ended June 30, 2026 (as shown in the table above) multiplied by four.
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
As of June 30, 2026, we had approximately $144.6 million in cash and cash equivalents on hand, $176.8 million in restricted cash and escrow deposits, and $1.1 billion of remaining availability under the $1.1 billion unsecured revolving credit facility (the “Revolving Facility”) compared to $606.6 million of total debt maturing over the next 12 months. Subsequent to

June 30, 2026, we issued $345.0 million aggregate principal amount of 3.25% exchangeable senior notes due 2032 (the “2026 Exchangeable Notes”), and a portion of such proceeds, together with the proceeds from our recent asset dispositions, were used or will be used to (i) repurchase approximately $30.0 million of the Company’s common shares concurrently with the pricing of the 2026 Exchangeable Notes in privately negotiated transactions through one of the initial purchasers of the 2026 Exchangeable Notes or its affiliates, as the Operating Partnership’s agent, and (ii) repay or redeem the $300.0 million aggregate principal balance of the 4.00% senior unsecured notes due October 2026 at or prior to maturity. We believe we will have adequate liquidity over the next 12 months and beyond to operate our business and meet our cash requirements.
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
As of June 30, 2026, we had approximately $1.1 billion available under the Revolving Facility for future borrowings. We also had $144.6 million in cash and cash equivalents as of June 30, 2026.
We were in compliance with all applicable financial covenants under the Revolving Facility, unsecured term loans, and senior unsecured notes as of June 30, 2026.
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
Our Principal Liquidity Needs
Short-Term Liquidity Needs
Near-Term Debt Maturities. As of June 30, 2026, we have $30.5 million of secured debt, excluding scheduled monthly principal payments, and $575.0 million of unsecured debt scheduled to mature over the next 12 months. We believe we have sufficient liquidity to repay these obligations through a combination of proceeds from the 2026 Exchangeable Notes, asset sales, cash flows generated from operations, capital markets transactions, and borrowings on the Revolving Facility.
Other Short-Term Liquidity Needs. The requirements for qualifying as a REIT and for a tax deduction for some or all of the dividends paid to shareholders necessitate that we distribute at least 90% of our taxable income on an annual basis. Such requirements cause us to have substantial liquidity needs over both the short and long term. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our operating properties, scheduled interest and principal payments on our debt of approximately $62.5 million and $1.9 million, respectively, for the remainder of 2026, expected dividend payments to our common shareholders and common unit holders, and recurring capital expenditures.

In April 2026, our Board of Trustees declared a cash distribution of $0.29 per common share and Common Unit for the second quarter of 2026. This distribution was paid on July 16, 2026 to common shareholders and common unit holders of record as of July 9, 2026. Future distributions, if any, are at the discretion of the Board of Trustees, who will continue to evaluate our sources and uses of capital, liquidity position, operating fundamentals, maintenance of our REIT qualification, and other factors they may deem relevant. We believe we have sufficient liquidity to pay any dividend from available cash on hand and borrowings on the Revolving Facility.
Other short-term liquidity needs include expenditures for tenant improvements, external leasing commissions, and recurring capital expenditures. During the six months ended June 30, 2026, we incurred $14.6 million for recurring capital expenditures on operating properties and $49.5 million for tenant improvements and external leasing commissions, which includes costs to re-lease anchor space at our operating properties related to tenants open and operating as of June 30, 2026 (excluding development and redevelopment properties). We currently anticipate incurring approximately $175 million of additional major tenant improvement costs related to executed leases for tenants not yet open at a number of our operating properties over the next 12 to 24 months. We believe we have the ability to fund these costs through cash flows generated from operations or borrowings on the Revolving Facility.
During the three months ended June 30, 2026, we began development activities on the One Loudoun Phase 2 Apartments in the Washington, D.C. MSA, which we estimate will incur net project costs of approximately $93.5 million to $103.5 million. Our share of the expected funding requirement is approximately $27.5 million to $37.5 million, and as of June 30, 2026, we have incurred $2.0 million of these costs. In addition, as of June 30, 2026, the retail and office portions of the One Loudoun Expansion in the Washington, D.C. MSA were under construction. Our share of the total estimated costs for this project is approximately $87.0 million to $94.0 million, of which our share of the expected funding requirement is approximately $72.0 million to $79.0 million. As of June 30, 2026, we have incurred $27.0 million of these costs. We anticipate incurring the majority of the remaining costs for these projects over the next 12 to 24 months and believe we can fund these projects through cash flows generated from operations or borrowings on the Revolving Facility.
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
During the six months ended June 30, 2026, the Company repurchased approximately 8.8 million common shares at an average price per share of $25.91 for a total of $228.0 million, excluding commissions. The common shares repurchased during the six months ended June 30, 2026 include approximately 1.0 million common shares repurchased in conjunction with the pricing of the 2026 Exchangeable Notes on June 29, 2026, at a price of $28.90 per share, for a total of approximately $30.0 million. As of June 30, 2026, $124.3 million remained available for repurchases of common shares under the Company’s Share Repurchase Program.
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
Commitments under Ground Leases. We are obligated under 11 ground leases for approximately 98 acres of land as of June 30, 2026. Most of these ground leases require fixed annual rent payments, and the expiration dates of the remaining initial terms of these ground leases range from 2028 to 2092. Assuming we exercise all available options to extend the terms of our ground leases, they will expire between 2045 and 2115.
Capital Expenditures on Consolidated Properties
The following table summarizes cash capital expenditures for our development and redevelopment projects and other capital expenditures for the six months ended June 30, 2026 (in thousands):

Six Months Ended June 30, 2026
Active development and redevelopment projects	$14,493
Recurring operating capital expenditures (primarily tenant improvements) and other	52,264
Total	$66,757
We capitalize certain indirect costs such as interest, payroll, and other general and administrative costs related to these development activities. If we had experienced a 10% reduction in development and redevelopment activities without a corresponding decrease in indirect project costs, we would have recorded additional expense of $0.2 million for the six months ended June 30, 2026.
Debt Maturities
The following table summarizes the scheduled maturities and principal amortization of the Company’s consolidated indebtedness as of June 30, 2026, presented on a calendar year basis (in thousands):

	Secured Debt
	Scheduled Principal Payments	Term Maturities	Unsecured Debt	Total
2026	$1,908	$10,600	$400,000	$412,508
2027	2,662	19,906	500,000	522,568
2028	2,453	—	100,000	102,453
2029	2,568	—	400,000	402,568
2030	1,980	100	400,000	402,080
Thereafter	751	2,241	1,000,000	1,002,992
	$12,322	$32,847	$2,800,000	$2,845,169
Debt discounts, premiums and issuance costs, net				(2,411)
Mortgage and other indebtedness, net				$2,842,758
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

Impact of Changes in Credit Ratings on Our Liquidity
We have received investment-grade corporate credit ratings from three nationally recognized credit rating agencies. These ratings did not change as of June 30, 2026.
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
Cash Flows
As of June 30, 2026, we had cash, cash equivalents and restricted cash of $321.4 million. We may be subject to concentrations of credit risk with regard to our cash and cash equivalents. We place our cash and short-term investments with highly rated financial institutions. While we attempt to limit our exposure at any point in time, occasionally such cash and investments may temporarily exceed the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insurance limits. We also maintain certain compensating balances in several financial institutions in support of borrowings from those institutions. Such compensating balances were not material to the accompanying consolidated balance sheets.
Comparison of the Six Months Ended June 30, 2026 to the Six Months Ended June 30, 2025
The following table summarizes our cash flow activities (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Net cash provided by operating activities	$176,543	$206,894	$(30,351)
Net cash provided by investing activities	107,236	178,030	(70,794)
Net cash used in financing activities	(440,761)	(330,641)	(110,120)
(Decrease) increase in cash, cash equivalents and restricted cash	(156,982)	54,283	(211,265)
Cash, cash equivalents and restricted cash, at beginning of period	478,391	133,552
Cash, cash equivalents and restricted cash, at end of period	$321,409	$187,835
Cash provided by operating activities was $176.5 million for the six months ended June 30, 2026 and $206.9 million for the same period of 2025. The cash flows were negatively impacted by a decrease in net operating income and changes to other working capital accounts.
Cash provided by investing activities was $107.2 million for the six months ended June 30, 2026 and $178.0 million for the same period of 2025. Highlights of significant cash sources and uses in investing activities are as follows:
•We acquired Chastain Market, Founders Square, a vacant land parcel in the Indianapolis MSA, and made acquisition deposits totaling $143.2 million during the six months ended June 30, 2026 compared to the acquisition of Village Commons for $67.9 million during the six months ended June 30, 2025;
•Capital expenditures decreased by $13.0 million primarily related to the timing of capital projects;
•We received net proceeds of $322.7 million from the sale of eight operating retail properties, the ground lease interest in one tenant at an existing property, and a land parcel and the rights to develop 28 residential units at the One Loudoun Expansion during the six months ended June 30, 2026 compared to net proceeds of $232.5 million from the sale of Stoney Creek Commons and Fullerton Metrocenter and the contribution of three previously wholly owned properties to the Seed Asset Joint Venture during the six months ended June 30, 2025;
•We invested $253.9 million in the Legacy West Joint Venture during the six months ended June 30, 2025;
•We received $350.0 million in principal upon maturity of the short-term certificates of deposit in February 2025;
•We received a distribution of $0.4 million from an unconsolidated joint venture during the six months ended June 30, 2026 compared to the receipt of distributions totaling $2.8 million from unconsolidated joint ventures during the six months ended June 30, 2025; and

•We contributed $0.3 million to an unconsolidated joint venture during the six months ended June 30, 2026 related to our share of debt service on the construction loan at The Corner – IN, of which we own a 50% interest, compared to contributions totaling $2.2 million to The Corner – IN Joint Venture during the six months ended June 30, 2025 related to our share of a developer fee and debt service on the construction loan.
Cash used in financing activities was $440.8 million for the six months ended June 30, 2026 and $330.6 million for the same period of 2025. Highlights of significant cash sources and uses in financing activities are as follows:
•We paid $198.1 million, including commissions, to repurchase common shares through our Share Repurchase Program during the six months ended June 30, 2026. We did not repurchase any shares during the six months ended June 30, 2025;
•We borrowed $319.0 million on the Revolving Facility during the six months ended June 30, 2026 compared to borrowings of $398.0 million on the Revolving Facility and the receipt of $298.5 million of proceeds from the public offering of $300.0 million aggregate principal amount of 5.20% senior unsecured notes due 2032 during the six months ended June 30, 2025;
•We repaid the following during the six months ended June 30, 2026: (i) $404.0 million of borrowings on the Revolving Facility and (ii) $2.7 million of mortgages payable compared to the following repayments during the six months ended June 30, 2025: (i) $398.0 million of borrowings on the Revolving Facility, (ii) $350.0 million principal balance of the 4.00% senior unsecured notes that matured on March 15, 2025, (iii) $150.0 million unsecured term loan that was scheduled to mature on July 17, 2026, and (iv) $2.6 million of mortgages payable; and
•We made distributions to common shareholders and holders of common partnership interests in the Operating Partnership of $153.2 million during the six months ended June 30, 2026 compared to distributions of $122.4 million during the six months ended June 30, 2025.
Critical Accounting Estimates
We based the discussion and analysis of our financial condition and results of operations upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There were no changes made by management to the critical accounting policies in the three months ended June 30, 2026. We discuss the most critical estimates in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 17, 2026.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk Related to Fixed and Variable Rate Debt
As of June 30, 2026, we had $2.8 billion of outstanding consolidated indebtedness (inclusive of net unamortized debt discounts, premiums and issuance costs of $2.4 million). In addition, we were party to three consolidated interest rate hedge agreements totaling $150.0 million maturing in July 2026. Reflecting the effects of these hedge agreements, our fixed and variable rate debt would have been $2.4 billion (86%) and $411.0 million (14%), respectively, of our total consolidated indebtedness as of June 30, 2026.
As of June 30, 2026, we had $595.6 million of fixed rate debt scheduled to mature within the next 12 months. A 100-basis point change in interest rates on this debt as of June 30, 2026 would change our annual cash flow by $6.0 million. A 100-basis point change in interest rates on our unhedged variable rate debt as of June 30, 2026 would change our annual cash flow by $4.1 million. Based upon the terms of our variable rate debt, we are most vulnerable to a change in short-term Secured Overnight Financing Rate (“SOFR”) interest rates.

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
Changes in Internal Control Over Financial Reporting
There has been no change in the Parent Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There has been no change in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
From time to time, certain of our employees surrender common shares owned by them to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under the Company’s 2013 Equity Incentive Plan, as amended and restated as of May 11, 2022 (the “Equity Plan”). These shares are repurchased by the Company. The following table summarizes the common share repurchases made during the three months ended June 30, 2026 and amounts outstanding under our Share Repurchase Program:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2026 to April 30, 2026	379	(2)	$24.55	—	$200,000
May 1, 2026 to May 31, 2026	1,474,532		$26.55	1,474,532	$160,856
June 1, 2026 to June 30, 2026	1,278,519	(3)	$28.56	1,278,519	$124,339
Total	2,753,430		$27.48	2,753,051
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
(2)Represents common shares owned by employees that were surrendered to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under the Company’s Equity Plan.
(3)The Company repurchased approximately $30.0 million of common shares concurrently with the pricing of the 2026 Exchangeable Notes in privately negotiated transactions through one of the initial purchasers of the offering of the 2026 Exchangeable Notes or its affiliates, as the Operating Partnership’s agent.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Trading Arrangements
During the three months ended June 30, 2026, none of our officers or trustees adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS

Exhibit No.	Description	Location

3.1	Articles of Amendment and Restatement of Declaration of Trust of the Kite Realty Group Trust, as supplemented and amended	Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 28, 2022

3.2	Third Amended and Restated Bylaws of Kite Realty Group Trust, effective November 8, 2023	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on November 9, 2023

4.1	Indenture, dated as of July 2, 2026, among Kite Realty Group, L.P., as issuer, Kite Realty Group Trust, as potential future guarantor, and U.S. Bank Trust Company, National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 2, 2026

4.2	Form of Global Note representing the 3.25% Exchangeable Senior Notes due 2032 (included in Exhibit 4.1)	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 2, 2026

4.3	Registration Rights Agreement, dated as of July 2, 2026, by and among Kite Realty Group Trust, Kite Realty Group, L.P., and the initial purchasers party thereto	Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 2, 2026

10.1	Form of Capped Call Transaction Confirmation	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 2, 2026

31.1	Certification of principal executive officer of the Parent Company required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of principal financial officer of the Parent Company required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

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

KITE REALTY GROUP TRUST

Date:	July 30, 2026	By:	/s/ JOHN A. KITE

John A. Kite
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	July 30, 2026	By:	/s/ HEATH R. FEAR

Heath R. Fear
President and Chief Financial Officer
(Principal Financial Officer)

KITE REALTY GROUP, L.P.
By: Kite Realty Group Trust, its sole general partner

Date:	July 30, 2026	By:	/s/ JOHN A. KITE

John A. Kite
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	July 30, 2026	By:	/s/ HEATH R. FEAR

Heath R. Fear
President and Chief Financial Officer
(Principal Financial Officer)