Form 10-Q
period 2026-09-30
KITE REALTY GROUP TRUST; Kite Realty Group, L.P.
filed 2026-10-30
CIK 1286043, 1636315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
The number of Common Shares outstanding as of October 23, 2026 was 197,966,711 ($0.01 par value).

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2026 of Kite Realty Group Trust, Kite Realty Group, L.P. and its subsidiaries. Unless stated otherwise or the context otherwise requires, references to “Kite Realty Group Trust” or the “Parent Company” mean Kite Realty Group Trust, and references to the “Operating Partnership” mean Kite Realty Group, L.P. and its consolidated subsidiaries. The terms “Company,” “we,” “us,” and “our” refer to the Parent Company and the Operating Partnership, collectively, and those entities owned or controlled by the Parent Company and/or the Operating Partnership.
The Operating Partnership is engaged in the ownership, operation, acquisition, development and redevelopment of high-quality, open-air shopping centers and mixed-use assets that are primarily grocery-anchored and located in high-growth Sun Belt markets and select strategic gateway markets in the United States, and the Parent Company conducts substantially all of its activities through the Operating Partnership and its wholly owned subsidiaries. The Parent Company is the sole general partner of the Operating Partnership and, as of September 30, 2026, owned approximately 97.4% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 2.6% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) are owned by the limited partners.
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

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
KITE REALTY GROUP TRUST
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	September 30, 2026	December 31, 2025
Assets:
Investment properties, at cost	$6,869,869	$7,003,479
Less: accumulated depreciation	(1,759,251)	(1,656,191)
Net investment properties	5,110,618	5,347,288

Cash and cash equivalents	32,542	36,761
Tenant and other receivables, including accrued straight-line rent of $74,817 and $70,940, respectively	131,237	127,865
Restricted cash and escrow deposits	124,527	441,605
Deferred costs, net	163,121	181,553
Prepaid and other assets	64,970	93,913
Investments in unconsolidated joint ventures	401,162	364,407
Assets associated with investment properties held for sale	—	71,105
Total assets	$6,028,177	$6,664,497

Liabilities and Equity:
Liabilities:
Mortgage and other indebtedness, net	$2,807,320	$3,025,478
Accounts payable and accrued expenses	178,079	221,118
Deferred revenue and other liabilities	170,079	221,813
Liabilities associated with investment properties held for sale	—	4,314
Total liabilities	3,155,478	3,472,723

Commitments and contingencies
Limited Partners’ interests in the Operating Partnership	129,456	116,245

Equity:
Common shares, $0.01 par value, 490,000,000 shares authorized, 197,966,711 and 208,979,900 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	1,979	2,090
Additional paid-in capital	4,300,836	4,612,280
Accumulated other comprehensive income	18,576	23,079
Accumulated deficit	(1,578,846)	(1,563,840)
Total shareholders’ equity	2,742,545	3,073,609
Noncontrolling interests	698	1,920
Total equity	2,743,243	3,075,529
Total liabilities and equity	$6,028,177	$6,664,497
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Rental income	$186,511	$202,193	$577,867	$632,547
Other property-related revenue	1,248	1,477	4,173	4,312
Fee income	2,516	1,291	5,190	2,569
Total revenue	190,275	204,961	587,230	639,428

Expenses:
Property operating	27,653	28,536	87,264	87,243
Real estate taxes	23,666	25,678	72,968	80,090
General, administrative and other	15,041	14,183	43,534	39,831
Depreciation and amortization	79,655	89,370	243,750	285,488
Impairment charges	30,694	39,305	37,562	39,305
Total expenses	176,709	197,072	485,078	531,957

Other (expense) income:
Interest expense	(31,569)	(33,162)	(95,008)	(100,168)
Income tax expense of taxable REIT subsidiaries	(251)	(106)	(1,072)	(315)
Gain on sales of operating properties, net	2,341	5,742	90,068	108,855
Net gains from outlot sales	2,259	6,096	4,662	6,096
Gain on deconsolidation of joint venture	—	—	60,625	—
Equity in loss of unconsolidated joint ventures	(3,775)	(4,619)	(7,335)	(8,464)
Other income, net	3,805	1,750	9,546	6,978
Net (loss) income	(13,624)	(16,410)	163,638	120,453
Net loss (income) attributable to noncontrolling interests	322	203	(4,242)	(2,612)
Net (loss) income attributable to common shareholders	$(13,302)	$(16,207)	$159,396	$117,841

Net (loss) income per common share – basic	$(0.07)	$(0.07)	$0.79	$0.54
Net (loss) income per common share – diluted	$(0.07)	$(0.07)	$0.78	$0.54

Weighted average common shares outstanding – basic	199,097,852	219,408,533	202,314,395	219,652,052
Weighted average common shares outstanding – diluted	199,097,852	219,408,533	203,142,324	219,768,504

Net (loss) income	$(13,624)	$(16,410)	$163,638	$120,453
Change in fair value of derivatives	(1,012)	(3,271)	(4,535)	(11,543)
Total comprehensive (loss) income	(14,636)	(19,681)	159,103	108,910
Comprehensive loss (income) attributable to noncontrolling interests	342	261	(4,210)	(2,498)
Comprehensive (loss) income attributable to the Company	$(14,294)	$(19,420)	$154,893	$106,412
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2025	208,979,900	$2,090	$4,612,280	$23,079	$(1,563,840)	$3,073,609
Stock compensation activity	125,478	1	1,610	—	—	1,611
Shares repurchased through Share Repurchase Program	(6,046,401)	(60)	(152,362)	—	—	(152,422)
Other comprehensive loss	—	—	—	(1,727)	—	(1,727)
Distributions to common shareholders	—	—	—	—	(58,891)	(58,891)
Net income attributable to common shareholders	—	—	—	—	11,394	11,394
Adjustment to redeemable noncontrolling interests	—	—	(16,178)	—	—	(16,178)
Balance at March 31, 2026	203,058,977	$2,031	$4,445,350	$21,352	$(1,611,337)	$2,857,396
Stock compensation activity	41,007	—	3,547	—	—	3,547
Shares repurchased through Share Repurchase Program	(2,753,051)	(28)	(75,685)	—	—	(75,713)
Other comprehensive loss	—	—	—	(1,784)	—	(1,784)
Distributions to common shareholders	—	—	—	—	(58,101)	(58,101)
Net income attributable to common shareholders	—	—	—	—	161,304	161,304
Adjustment to redeemable noncontrolling interests	—	—	(17,453)	—	—	(17,453)
Balance at June 30, 2026	200,346,933	$2,003	$4,355,759	$19,568	$(1,508,134)	$2,869,196
Stock compensation activity	2,683	—	3,392	—	—	3,392
Shares repurchased through Share Repurchase Program	(2,382,905)	(24)	(63,467)	—	—	(63,491)
Other comprehensive loss	—	—	—	(992)	—	(992)
Distributions to common shareholders	—	—	—	—	(57,410)	(57,410)
Net loss attributable to common shareholders	—	—	—	—	(13,302)	(13,302)
Purchase of capped calls	—	—	(14,145)	—	—	(14,145)
Adjustment to redeemable noncontrolling interests	—	—	19,297	—	—	19,297
Balance at September 30, 2026	197,966,711	$1,979	$4,300,836	$18,576	$(1,578,846)	$2,742,545

Balance at December 31, 2024	219,667,067	$2,197	$4,868,554	$36,612	$(1,595,253)	$3,312,110
Stock compensation activity	145,233	1	1,449	—	—	1,450
Other comprehensive loss	—	—	—	(4,305)	—	(4,305)
Distributions to common shareholders	—	—	—	—	(59,349)	(59,349)
Net income attributable to common shareholders	—	—	—	—	23,730	23,730
Adjustment to redeemable noncontrolling interests	—	—	(5,683)	—	—	(5,683)
Balance at March 31, 2025	219,812,300	$2,198	$4,864,320	$32,307	$(1,630,872)	$3,267,953
Stock compensation activity	45,893	—	3,178	—	—	3,178
Other comprehensive loss	—	—	—	(3,910)	—	(3,910)
Distributions to common shareholders	—	—	—	—	(59,361)	(59,361)
Net income attributable to common shareholders	—	—	—	—	110,318	110,318
Adjustment to redeemable noncontrolling interests	—	—	(462)	—	—	(462)
Balance at June 30, 2025	219,858,193	$2,198	$4,867,036	$28,397	$(1,579,915)	$3,317,716
Stock compensation activity	(128)	—	3,054	—	—	3,054
Shares repurchased through Share Repurchase Program	(3,127,880)	(31)	(69,969)	—	—	(70,000)
Other comprehensive loss	—	—	—	(3,213)	—	(3,213)
Distributions to common shareholders	—	—	—	—	(58,457)	(58,457)
Net loss attributable to common shareholders	—	—	—	—	(16,207)	(16,207)
Adjustment to redeemable noncontrolling interests	—	—	(63)	—	—	(63)
Balance at September 30, 2025	216,730,185	$2,167	$4,800,058	$25,184	$(1,654,579)	$3,172,830
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$163,638	$120,453
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	249,483	290,612
Gain on sales of operating properties, net	(90,068)	(108,855)
Net gains from outlot sales	(4,662)	(6,096)
Gain on deconsolidation of joint venture	(60,625)	—
Impairment charges	37,562	39,305
Straight-line rent	(6,939)	(8,212)
Compensation expense for equity awards	8,985	7,989
Amortization of debt fair value adjustments	(4,081)	(4,912)
Amortization of in-place lease assets and liabilities	(5,366)	(7,025)
Equity in loss of unconsolidated joint ventures	7,335	8,464
Distributions from unconsolidated joint ventures	18,059	10,466
Changes in assets and liabilities:
Tenant receivables	3,563	155
Deferred costs and other assets	(16,261)	(25,361)
Accounts payable, accrued expenses, deferred revenue and other liabilities	(20,540)	6,092
Net cash provided by operating activities	280,083	323,075

Cash flows from investing activities:
Acquisition of real estate	(195,381)	(67,854)
Capital expenditures	(112,308)	(114,047)
Net proceeds from outlot sales	12,353	12,858
Net proceeds from sales of operating properties	341,327	251,249
Investments in unconsolidated joint ventures	—	(253,924)
Proceeds from short-term deposits	—	350,000
Change in cash from deconsolidation of joint venture	(2,029)	—
Distributions from unconsolidated joint ventures	386	3,737
Capital contributions to unconsolidated joint ventures	(863)	(2,205)
Net cash provided by investing activities	43,485	179,814

Cash flows from financing activities:
Proceeds from issuance of common shares, net	61	56
Repurchases of common shares upon the vesting of restricted shares	(1,450)	(1,193)
Shares repurchased through Share Repurchase Program	(291,626)	(70,000)
Purchase of capped calls	(14,145)	—
Debt and equity issuance costs	(9,701)	(4,147)
Loan proceeds	704,000	696,539
Loan payments	(819,023)	(981,924)
Distributions paid – common shareholders	(207,074)	(178,020)
Distributions paid – redeemable noncontrolling interests	(5,777)	(5,068)
Distributions to noncontrolling interests	(155)	(205)
Net cash used in financing activities	(644,890)	(543,962)

Net change in cash, cash equivalents and restricted cash	(321,322)	(41,073)
Cash, cash equivalents and restricted cash, beginning of period	478,391	133,552
Cash, cash equivalents and restricted cash, end of period	$157,069	$92,479

Non-cash investing and financing activities:
Accrued capital expenditures and tenant improvements	$68	$6,748
Net increase to land from acquisition of fee interest	$5,263	$—
Reduction in consolidated indebtedness from deconsolidation of joint venture	$95,095	$—
Contribution of land to unconsolidated joint venture	$6,939	$—
Contribution of real estate and working capital in exchange for equity investment in unconsolidated joint venture	$—	$122,622
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(in thousands, except unit data)

	September 30, 2026	December 31, 2025
Assets:
Investment properties, at cost	$6,869,869	$7,003,479
Less: accumulated depreciation	(1,759,251)	(1,656,191)
Net investment properties	5,110,618	5,347,288

Cash and cash equivalents	32,542	36,761
Tenant and other receivables, including accrued straight-line rent of $74,817 and $70,940, respectively	131,237	127,865
Restricted cash and escrow deposits	124,527	441,605
Deferred costs, net	163,121	181,553
Prepaid and other assets	64,970	93,913
Investments in unconsolidated joint ventures	401,162	364,407
Assets associated with investment properties held for sale	—	71,105
Total assets	$6,028,177	$6,664,497

Liabilities and Equity:
Liabilities:
Mortgage and other indebtedness, net	$2,807,320	$3,025,478
Accounts payable and accrued expenses	178,079	221,118
Deferred revenue and other liabilities	170,079	221,813
Liabilities associated with investment properties held for sale	—	4,314
Total liabilities	3,155,478	3,472,723

Commitments and contingencies
Limited Partners’ interests in the Operating Partnership	129,456	116,245

Partners’ Equity:
Common equity, 197,966,711 and 208,979,900 units issued and outstanding at September 30, 2026 and December 31, 2025, respectively	2,723,969	3,050,530
Accumulated other comprehensive income	18,576	23,079
Total Partners’ equity	2,742,545	3,073,609
Noncontrolling interests	698	1,920
Total equity	2,743,243	3,075,529
Total liabilities and equity	$6,028,177	$6,664,497
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Rental income	$186,511	$202,193	$577,867	$632,547
Other property-related revenue	1,248	1,477	4,173	4,312
Fee income	2,516	1,291	5,190	2,569
Total revenue	190,275	204,961	587,230	639,428

Expenses:
Property operating	27,653	28,536	87,264	87,243
Real estate taxes	23,666	25,678	72,968	80,090
General, administrative and other	15,041	14,183	43,534	39,831
Depreciation and amortization	79,655	89,370	243,750	285,488
Impairment charges	30,694	39,305	37,562	39,305
Total expenses	176,709	197,072	485,078	531,957

Other (expense) income:
Interest expense	(31,569)	(33,162)	(95,008)	(100,168)
Income tax expense of taxable REIT subsidiaries	(251)	(106)	(1,072)	(315)
Gain on sales of operating properties, net	2,341	5,742	90,068	108,855
Net gains from outlot sales	2,259	6,096	4,662	6,096
Gain on deconsolidation of joint venture	—	—	60,625	—
Equity in loss of unconsolidated joint ventures	(3,775)	(4,619)	(7,335)	(8,464)
Other income, net	3,805	1,750	9,546	6,978
Net (loss) income	(13,624)	(16,410)	163,638	120,453
Net income attributable to noncontrolling interests	—	(82)	(126)	(233)
Net (loss) income attributable to common unitholders	$(13,624)	$(16,492)	$163,512	$120,220

Allocation of net (loss) income:
Limited Partners	$(322)	$(285)	$4,116	$2,379
Parent Company	(13,302)	(16,207)	159,396	117,841
	$(13,624)	$(16,492)	$163,512	$120,220

Net (loss) income per common unit – basic	$(0.07)	$(0.07)	$0.79	$0.54
Net (loss) income per common unit – diluted	$(0.07)	$(0.07)	$0.78	$0.54

Weighted average common units outstanding – basic	204,405,613	224,258,121	207,539,183	224,386,126
Weighted average common units outstanding – diluted	204,405,613	224,258,121	208,367,112	224,502,578

Net (loss) income	$(13,624)	$(16,410)	$163,638	$120,453
Change in fair value of derivatives	(1,012)	(3,271)	(4,535)	(11,543)
Total comprehensive (loss) income	(14,636)	(19,681)	159,103	108,910
Comprehensive income attributable to noncontrolling interests	—	(82)	(126)	(233)
Comprehensive (loss) income attributable to common unitholders	$(14,636)	$(19,763)	$158,977	$108,677
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Statements of Partners’ Equity
(Unaudited)
(in thousands)

	General Partner		Total
	Common Equity	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2025	$3,050,530	$23,079	$3,073,609
Stock compensation activity	1,611	—	1,611
Units repurchased in connection with Share Repurchase Program	(152,422)	—	(152,422)
Other comprehensive loss attributable to Parent Company	—	(1,727)	(1,727)
Distributions to Parent Company	(58,891)	—	(58,891)
Net income attributable to Parent Company	11,394	—	11,394
Adjustment to redeemable noncontrolling interests	(16,178)	—	(16,178)
Balance at March 31, 2026	$2,836,044	$21,352	$2,857,396
Stock compensation activity	3,547	—	3,547
Units repurchased in connection with Share Repurchase Program	(75,713)	—	(75,713)
Other comprehensive loss attributable to Parent Company	—	(1,784)	(1,784)
Distributions to Parent Company	(58,101)	—	(58,101)
Net income attributable to Parent Company	161,304	—	161,304
Adjustment to redeemable noncontrolling interests	(17,453)	—	(17,453)
Balance at June 30, 2026	$2,849,628	$19,568	$2,869,196
Stock compensation activity	3,392	—	3,392
Units repurchased in connection with Share Repurchase Program	(63,491)	—	(63,491)
Other comprehensive loss attributable to Parent Company	—	(992)	(992)
Distributions to Parent Company	(57,410)	—	(57,410)
Net loss attributable to Parent Company	(13,302)	—	(13,302)
Purchase of capped calls	(14,145)	—	(14,145)
Adjustment to redeemable noncontrolling interests	19,297	—	19,297
Balance at September 30, 2026	$2,723,969	$18,576	$2,742,545

Balance at December 31, 2024	$3,275,498	$36,612	$3,312,110
Stock compensation activity	1,450	—	1,450
Other comprehensive loss attributable to Parent Company	—	(4,305)	(4,305)
Distributions to Parent Company	(59,349)	—	(59,349)
Net income attributable to Parent Company	23,730	—	23,730
Adjustment to redeemable noncontrolling interests	(5,683)	—	(5,683)
Balance at March 31, 2025	$3,235,646	$32,307	$3,267,953
Stock compensation activity	3,178	—	3,178
Other comprehensive loss attributable to Parent Company	—	(3,910)	(3,910)
Distributions to Parent Company	(59,361)	—	(59,361)
Net income attributable to Parent Company	110,318	—	110,318
Adjustment to redeemable noncontrolling interests	(462)	—	(462)
Balance at June 30, 2025	$3,289,319	$28,397	$3,317,716
Stock compensation activity	3,054	—	3,054
Units repurchased in connection with Share Repurchase Program	(70,000)	—	(70,000)
Other comprehensive loss attributable to Parent Company	—	(3,213)	(3,213)
Distributions to Parent Company	(58,457)	—	(58,457)
Net loss attributable to Parent Company	(16,207)	—	(16,207)
Adjustment to redeemable noncontrolling interests	(63)	—	(63)
Balance at September 30, 2025	$3,147,646	$25,184	$3,172,830
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$163,638	$120,453
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	249,483	290,612
Gain on sales of operating properties, net	(90,068)	(108,855)
Net gains from outlot sales	(4,662)	(6,096)
Gain on deconsolidation of joint venture	(60,625)	—
Impairment charges	37,562	39,305
Straight-line rent	(6,939)	(8,212)
Compensation expense for equity awards	8,985	7,989
Amortization of debt fair value adjustments	(4,081)	(4,912)
Amortization of in-place lease assets and liabilities	(5,366)	(7,025)
Equity in loss of unconsolidated joint ventures	7,335	8,464
Distributions from unconsolidated joint ventures	18,059	10,466
Changes in assets and liabilities:
Tenant receivables	3,563	155
Deferred costs and other assets	(16,261)	(25,361)
Accounts payable, accrued expenses, deferred revenue and other liabilities	(20,540)	6,092
Net cash provided by operating activities	280,083	323,075

Cash flows from investing activities:
Acquisition of real estate	(195,381)	(67,854)
Capital expenditures	(112,308)	(114,047)
Net proceeds from outlot sales	12,353	12,858
Net proceeds from sales of operating properties	341,327	251,249
Investments in unconsolidated joint ventures	—	(253,924)
Proceeds from short-term deposits	—	350,000
Change in cash from deconsolidation of joint venture	(2,029)	—
Distributions from unconsolidated joint ventures	386	3,737
Capital contributions to unconsolidated joint ventures	(863)	(2,205)
Net cash provided by investing activities	43,485	179,814

Cash flows from financing activities:
Contributions from the General Partner	61	56
Repurchases of common shares upon the vesting of restricted shares	(1,450)	(1,193)
Units repurchased in connection with Share Repurchase Program	(291,626)	(70,000)
Purchase of capped calls	(14,145)	—
Debt and equity issuance costs	(9,701)	(4,147)
Loan proceeds	704,000	696,539
Loan payments	(819,023)	(981,924)
Distributions paid – common unitholders	(207,074)	(178,020)
Distributions paid – redeemable noncontrolling interests	(5,777)	(5,068)
Distributions to noncontrolling interests	(155)	(205)
Net cash used in financing activities	(644,890)	(543,962)

Net change in cash, cash equivalents and restricted cash	(321,322)	(41,073)
Cash, cash equivalents and restricted cash, beginning of period	478,391	133,552
Cash, cash equivalents and restricted cash, end of period	$157,069	$92,479

Non-cash investing and financing activities:
Accrued capital expenditures and tenant improvements	$68	$6,748
Net increase to land from acquisition of fee interest	$5,263	$—
Reduction in consolidated indebtedness from deconsolidation of joint venture	$95,095	$—
Contribution of land to unconsolidated joint venture	$6,939	$—
Contribution of real estate and working capital in exchange for equity investment in unconsolidated joint venture	$—	$122,622
The accompanying notes are an integral part of these consolidated financial statements.

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2026
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
The Parent Company is the sole general partner of the Operating Partnership and, as of September 30, 2026, owned approximately 97.4% of the common partnership interests in the Operating Partnership (the “General Partner Units”). The remaining 2.6% of the common partnership interests (the “Limited Partner Units” and, together with the General Partner Units, the “Common Units”) were owned by the limited partners. As the sole general partner of the Operating Partnership, the Parent Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. The Parent Company and the Operating Partnership are operated as one enterprise. The management of the Parent Company consists of the same members as the management of the Operating Partnership. As the sole general partner with control of the Operating Partnership, the Parent Company consolidates the Operating Partnership for financial reporting purposes, and the Parent Company does not have any significant assets other than its investment in the Operating Partnership.
The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the presentation not misleading. The unaudited consolidated financial statements as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025 include all adjustments, consisting of normal recurring adjustments, necessary in the opinion of management to present fairly the financial information set forth therein. The unaudited consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the combined Annual Report on Form 10-K of the Parent Company and the Operating Partnership for the year ended December 31, 2025.
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

As of September 30, 2026, the Company’s portfolio consisted of the following:

	Properties	Square Footage
Operating retail/mixed-use properties	154	23,784,088
Operating retail/mixed-use properties – unconsolidated joint ventures	8	2,146,891
Total operating retail/mixed-use properties(1)	162	25,930,979
Standalone office properties(2)	2	413,825
Development and redevelopment projects:
One Loudoun Expansion	—	119,000
One Loudoun Phase 2 Apartments	—	—
Hamilton Crossing Centre	1	—
Edwards Multiplex – Ontario	1	124,614
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Components of Investment Properties
The following table summarizes the composition of the Company’s investment properties as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Land, buildings and improvements	$6,796,488	$6,938,588
Construction in progress	73,381	64,891
Investment properties, at cost	$6,869,869	$7,003,479
Components of Rental Income, including Allowance for Uncollectible Accounts
Rental income related to the Company’s operating leases is comprised of the following for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fixed contractual lease payments – operating leases	$149,798	$162,469	$460,494	$498,877
Variable lease payments – operating leases	33,826	36,787	110,267	124,253
Bad debt reserve	(1,853)	(2,119)	(5,199)	(5,820)
Straight-line rent adjustments	2,355	3,236	6,941	8,732
Straight-line rent recovery (reserve) for uncollectibility	200	(98)	(2)	(520)
Amortization of in-place lease liabilities, net	2,185	1,918	5,366	7,025
Rental income	$186,511	$202,193	$577,867	$632,547
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
Consolidation and Investments in Joint Ventures
The accompanying financial statements are presented on a consolidated basis and include all accounts of the Parent Company, the Operating Partnership, the taxable REIT subsidiaries (“TRSs”) of the Operating Partnership, subsidiaries of the

Operating Partnership that are controlled, and any variable interest entities (“VIEs”) in which the Operating Partnership is the primary beneficiary. As of September 30, 2026, we owned investments in one consolidated joint venture that was a VIE in which the partner did not have substantive participating rights, and we were the primary beneficiary. As of September 30, 2026, this consolidated VIE had mortgage debt of $4.4 million, which was secured by assets of the VIE. The Operating Partnership guarantees the mortgage debt of this VIE.
The Operating Partnership is considered a VIE as the limited partners do not hold kick-out rights or substantive participating rights. The Parent Company consolidates the Operating Partnership as it is the primary beneficiary.
Income Taxes and REIT Compliance
Parent Company
The Parent Company has been organized and operated, and it intends to continue to operate, in a manner that will enable it to maintain its qualification as a REIT for U.S. federal income tax purposes. As a result, it generally will not be subject to U.S. federal income tax on the earnings that it distributes to the extent it distributes its “REIT taxable income” (determined before the deduction for dividends paid and excluding net capital gains) to shareholders of the Parent Company and meets certain other requirements on a recurring basis. To the extent that it satisfies this distribution requirement but distributes less than 100% of its taxable income, it will be subject to U.S. federal income tax on its undistributed REIT taxable income at regular corporate income tax rates. REITs are subject to a number of organizational and operational requirements. If the Parent Company fails to qualify as a REIT in any taxable year, it will be subject to U.S. federal income tax on its taxable income at regular corporate income tax rates for a period of four years following the year in which qualification is lost. Additionally, we may be subject to certain taxes enacted by the Inflation Reduction Act of 2022 that are applicable to non-REIT corporations, including the nondeductible 1% excise tax on certain stock repurchases. We may also be subject to certain U.S. federal, state, and local taxes on our income and property and to U.S. federal income and excise taxes on our undistributed taxable income even if the Parent Company does qualify as a REIT. The Operating Partnership intends to continue to make distributions to the Parent Company in amounts sufficient to assist the Parent Company in adhering to REIT requirements and maintaining its REIT status.
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
Noncontrolling Interests
We report the non-redeemable noncontrolling interests in subsidiaries as equity, and the amount of consolidated net income attributable to these noncontrolling interests is set forth separately in the accompanying consolidated financial statements. The following table summarizes the non-redeemable noncontrolling interests in consolidated properties for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Noncontrolling interests balance as of January 1,	$1,920	$1,893
Net income allocable to noncontrolling interests, excluding redeemable noncontrolling interests	126	233
Distributions to noncontrolling interests	(155)	(205)
Deconsolidation of joint venture	(1,193)	—
Noncontrolling interests balance as of September 30,	$698	$1,921

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
Accordingly, the Company deconsolidated the One Loudoun Residential Joint Venture effective May 28, 2026 and began accounting for its retained ownership interest in this joint venture under the equity method of accounting. Upon deconsolidation, the Company derecognized the assets; liabilities, including the $95.1 million mortgage payable associated with the One Loudoun Phase 1 Apartments; and noncontrolling interests of the joint venture, recognized its retained investment at fair value, and recognized a gain on deconsolidation of $60.6 million during the nine months ended September 30, 2026, which is reflected in “Gain on deconsolidation of joint venture” in the accompanying consolidated statements of operations and comprehensive income.
Redeemable Noncontrolling Interests – Limited Partners
Limited Partner Units are redeemable noncontrolling interests in the Operating Partnership. We classify redeemable noncontrolling interests in the Operating Partnership outside of permanent equity in the accompanying consolidated balance sheets because we may be required to pay cash to holders of Limited Partner Units upon redemption of their interests in the Operating Partnership or deliver registered shares upon their conversion. The carrying amount of the redeemable noncontrolling interests in the Operating Partnership is reflected at the greater of historical book value or redemption value with a corresponding adjustment to additional paid-in capital. As of September 30, 2026 and December 31, 2025, the redemption value of the redeemable noncontrolling interests in the Operating Partnership exceeded the historical book value, and the balances were accordingly adjusted to redemption value.
We allocate net operating results of the Operating Partnership after noncontrolling interests in the consolidated properties based on the partners’ respective weighted average ownership interests. We adjust the redeemable noncontrolling interests in the Operating Partnership at the end of each reporting period to reflect their interests in the Operating Partnership or redemption value. This adjustment is reflected in our shareholders’ and Parent Company’s equity. For the three and nine months ended September 30, 2026 and 2025, the weighted average interests of the Parent Company and the limited partners in the Operating Partnership were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Parent Company’s weighted average interest in the Operating Partnership	97.4%	97.8%	97.5%	97.9%
Limited partners’ weighted average interests in the Operating Partnership	2.6%	2.2%	2.5%	2.1%

As of September 30, 2026, the Parent Company’s interest and the limited partners’ redeemable noncontrolling ownership interests in the Operating Partnership were 97.4% and 2.6%, respectively. As of December 31, 2025, the Parent Company’s interest and the limited partners’ redeemable noncontrolling ownership interests in the Operating Partnership were 97.7% and 2.3%, respectively.
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
There were 5,307,761 and 4,849,588 Limited Partner Units outstanding as of September 30, 2026 and December 31, 2025, respectively. The increase in Limited Partner Units outstanding from December 31, 2025 is due to non-cash compensation awards granted to our executive officers in the form of Limited Partner Units.
The redeemable noncontrolling interests in the Operating Partnership for the nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Redeemable noncontrolling interests balance as of January 1,	$116,245	$98,074
Net income allocable to redeemable noncontrolling interests	4,116	2,379
Distributions declared to redeemable noncontrolling interests	(5,207)	(5,245)
Other, net including adjustments to redemption value	14,302	6,093
Total limited partners’ interests in the Operating Partnership balance as of September 30,	$129,456	$101,301
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
NOTE 3. ACQUISITIONS
The Company closed on the following wholly owned asset acquisitions via Code Section 1031 tax-deferred exchanges (a “1031 Exchange”) during the nine months ended September 30, 2026 (dollars in thousands):

Date	Property Name	Ownership Interest	MSA	Property Type	Retail Square Footage	Acquisition Price
May 11, 2026	Chastain Market(1)	100%	Atlanta	Multi-tenant retail & office	79,517	$71,000
May 21, 2026	Founders Square	100%	Naples, FL	Multi-tenant retail	66,360	65,000
September 24, 2026	Pelham Manor Shopping Plaza	100%	New York	Fee interest(2)	—	52,000
					145,877	$188,000
(1)Chastain Market also contains 27,699 square feet of office space.
(2)The Company acquired the fee interest in this existing multi-tenant operating retail property, which was previously subject to a ground lease with a third party. The total number of properties in our portfolio was not affected by this transaction. As a result of the acquisition, the remaining right-of-use asset, lease liability, and intangible asset were eliminated, with the net carrying amount included in the basis of the acquired land.
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

NOTE 4. DISPOSITIONS AND IMPAIRMENT CHARGES
The Company closed on the following dispositions during the nine months ended September 30, 2026 (dollars in thousands):

Date	Property Name	MSA	Property Type	Square Footage	Sales Price	Gain (Loss)
March 5, 2026	Coram Plaza	New York	Multi-tenant retail	138,385	$12,500	$62
June 5, 2026	Estero Town Commons – Lowe’s(1)	Fort Myers, FL	Ground lease interest	—	9,500	5,748
June 10, 2026	Commons at Temecula(2)	Riverside, CA	Multi-tenant retail	292,078	77,000	23,381
June 10, 2026	Gateway Station(2)	College Station, TX	Multi-tenant retail	125,406	31,500	12,196
June 10, 2026	Grapevine Crossing	Dallas/Ft. Worth	Multi-tenant retail	125,488	19,500	3,711
June 10, 2026	La Plaza Del Norte(2)	San Antonio	Multi-tenant retail	320,102	72,709	25,801
June 10, 2026	Perimeter Woods	Charlotte	Multi-tenant retail	127,067	36,620	9,988
June 10, 2026	Winchester Commons(2)	Memphis	Multi-tenant retail	93,077	17,171	8,373
June 25, 2026	City Center	New York	Multi-tenant retail	362,278	50,000	(1,593)
July 9, 2026	Tysons Corner	Washington, D.C.	Multi-tenant retail	36,942	25,850	2,670
				1,620,823	$352,350	$90,337
(1)The Company sold the ground lease interest in one tenant at this existing multi-tenant operating retail property. The total number of properties in the Company’s portfolio was not affected by this transaction.
(2)Disposition proceeds, or a portion of the proceeds, are temporarily restricted related to a potential 1031 Exchange.
During the nine months ended September 30, 2026, the Company received net proceeds totaling $12.3 million and recognized gains totaling $4.7 million in connection with the sale of a land parcel, including rights to develop a total of 50 residential units, at the expansion project at One Loudoun Downtown (the “One Loudoun Expansion”) in the Washington, D.C. MSA.
The Company closed on the following dispositions during the nine months ended September 30, 2025 (dollars in thousands):

Date	Property Name	MSA	Property Type	Square Footage	Sales Price	Gain (Loss)
April 4, 2025	Stoney Creek Commons	Indianapolis	Multi-tenant retail	84,094	$9,500	$4,802
June 25, 2025	Fullerton Metrocenter	Los Angeles	Multi-tenant retail	241,027	118,500	20,294
June 27, 2025	Denton Crossing(1)	Dallas/Ft. Worth	Multi-tenant retail	343,345	81,593	35,626
June 27, 2025	Parkway Towne Crossing(1)	Dallas/Ft. Worth	Multi-tenant retail	180,736	57,653	18,133
June 27, 2025	The Landing at Tradition(1)	Port St. Lucie, FL	Multi-tenant retail	397,199	93,754	23,636
July 21, 2025	Humblewood Shopping Center	Houston	Multi-tenant retail	85,682	18,250	5,890
				1,332,083	$379,250	$108,381
(1)The Company has retained a 52% noncontrolling interest in this property.
During the nine months ended September 30, 2025, the Company contributed three previously wholly owned properties, Denton Crossing, Parkway Towne Crossing, and The Landing at Tradition, valued at $233.0 million in the aggregate to a newly formed joint venture (the “Seed Asset Joint Venture”) (see Note 5 to the accompanying consolidated financial statements for further details), and received $112.1 million in gross proceeds for the 48% interest in the Seed Asset Joint Venture acquired by the joint venture partner.
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

Investment Properties Held for Sale
As of September 30, 2026, no properties qualified for held-for-sale accounting treatment. As of December 31, 2025, City Center and Coram Plaza were classified as held for sale and the assets and liabilities associated with these properties were separately classified as held for sale in the accompanying consolidated balance sheets as of December 31, 2025. Coram Plaza and City Center were both sold subsequent to December 31, 2025.
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
There were no discontinued operations for the nine months ended September 30, 2026 and 2025 as none of the dispositions or planned dispositions represented a strategic shift that has had, or will have, a material effect on our operations or financial results.
Valuation of Investment Properties
As of September 30, 2026, in connection with the preparation and review of the third quarter 2026 financial statements, we identified a shortening of the expected holding periods of Circle East and Towson Square as indicators of impairment. Accordingly, we evaluated the recoverability of the carrying values of the properties under the held-and-used impairment model and determined that the carrying values were not recoverable. We estimated the fair values of Circle East and Towson Square using the allocated portions of a negotiated combined sales price. Prior to recognition of the impairment charge, as of September 30, 2026, the carrying value of Circle East was $26.5 million and its estimated fair value was $11.7 million; therefore, we recorded a $14.8 million impairment charge on Circle East during the three months ended September 30, 2026. Prior to recognition of the impairment charge, as of September 30, 2026, the carrying value of Towson Square was $23.2 million and its estimated fair value was $7.3 million; therefore, we recorded a $15.9 million impairment charge on Towson Square during the three months ended September 30, 2026.
As of March 31, 2026, in connection with the preparation and review of the first quarter 2026 financial statements and in conjunction with classifying City Center as held for sale, we evaluated the carrying value of City Center and recorded a $5.9 million impairment charge to adjust the property to its estimated fair value less selling costs. The estimated fair value of $50.0 million was based on the terms and conditions of purchase offers received, less estimated selling costs of $0.5 million. City Center was sold on June 25, 2026. In addition, as of September 30, 2025, in connection with the preparation and review of the third quarter 2025 financial statements and in conjunction with continuing to classify City Center as held for sale at that time, we evaluated the carrying value of City Center and recorded a $17.0 million impairment charge to adjust the property to its estimated fair value less selling costs. The estimated fair value of $55.0 million was based upon the terms and conditions of purchase offers received, less estimated selling costs of $0.5 million.
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
NOTE 5. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES
The following table summarizes the Company’s investments in unconsolidated joint ventures as of September 30, 2026 and December 31, 2025 (dollars in thousands):

	Date of Investment	Ownership Interest	Investment at
Joint Venture			September 30, 2026	December 31, 2025
Embassy Suites at Eddy Street Commons(1)	December 2017	35%	$8,487	$8,797
Nuveen Portfolio Joint Venture(2)	June 2018	20%	5,773	5,552
Glendale Multifamily Joint Venture(3)	May 2020	11.5%	25	409
The Corner – IN Joint Venture(4)	September 2021	50%	—	—
Legacy West Joint Venture(5)	April 2025	52%	213,898	230,093
Seed Asset Joint Venture(6)	June 2025	52%	110,799	117,056
One Loudoun Residential Joint Venture(7)	May 2026	70.4%	59,680	—
Other investments			2,500	2,500
			$401,162	$364,407
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
(7)In May 2026, the Company and its joint venture partner amended the joint venture agreement of the One Loudoun Residential Joint Venture to form a new wholly owned subsidiary entity of the joint venture that will develop, construct, and operate a second multifamily project, One Loudoun Phase 2 Apartments. The Company contributed land and committed to fund estimated future proffer costs of $21.6 million as well as its equity in the One Loudoun Phase 1 Apartments. As part of the amended joint venture agreement and agreed upon contributions from the joint venture partner, the Company’s ownership percentage of the One Loudoun Residential Joint Venture decreased from 90% to 70.4% as of September 30, 2026, and its ownership percentage is expected to be reduced to 55% over time as additional equity for the One Loudoun Phase 2 Apartments is required to be contributed by the joint venture partner. In addition, the joint venture entered into a $107.5 million construction loan to fund the One Loudoun Phase 2 Apartments. The Company’s partner is the managing member of the joint venture; however, the consent of both partners is required for major operating and financial decisions of the joint venture.
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
NOTE 6. DEFERRED COSTS AND INTANGIBLES, NET
Deferred costs consist primarily of acquired lease intangible assets, broker fees, and capitalized internal commissions incurred in connection with lease originations. Deferred leasing costs, lease intangibles, and similar costs are amortized on a straight-line basis over the terms of the related leases. As of September 30, 2026 and December 31, 2025, deferred costs consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Acquired lease intangible assets	$211,513	$260,108
Deferred leasing costs and other	94,268	91,550
	305,781	351,658
Less: accumulated amortization	(142,660)	(167,017)
	$163,121	$184,641
Less: deferred costs associated with investment properties held for sale	—	(3,088)
Deferred costs, net	$163,121	$181,553
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

	Nine Months Ended September 30,
	2026	2025
Amortization of deferred leasing costs, lease intangibles and other	$30,684	$48,441
Amortization of above-market lease intangibles	$3,070	$5,857
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

As of September 30, 2026 and December 31, 2025, deferred revenue, intangibles, net and other liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Unamortized in-place lease liabilities	$98,633	$110,038
Retainage payables and other	9,944	18,479
Tenant rents received in advance	28,640	31,456
Lease liabilities	32,862	65,343
	$170,079	$225,316
Less: deferred revenue associated with investment properties held for sale	—	(3,503)
Deferred revenue and other liabilities	$170,079	$221,813
The amortization of below-market lease liabilities is included as a component of “Rental income” in the accompanying consolidated statements of operations and comprehensive income and totaled $8.4 million and $16.5 million for the nine months ended September 30, 2026 and 2025, respectively.
NOTE 8. MORTGAGE AND OTHER INDEBTEDNESS
The following table summarizes the Company’s indebtedness as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Mortgages payable	$37,820	$142,937
Senior unsecured notes	2,195,000	2,250,000
Unsecured term loans	550,000	550,000
Unsecured revolving line of credit	35,000	85,000
	2,817,820	3,027,937
Unamortized discounts and premiums, net	14,313	18,394
Unamortized debt issuance costs, net	(24,813)	(20,853)
Mortgage and other indebtedness, net	$2,807,320	$3,025,478
Consolidated indebtedness, including weighted average interest rates and weighted average maturities as of September 30, 2026 is summarized below (dollars in thousands):

	Amount Outstanding	Ratio	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate debt	$2,228,420	79%	4.24%	4.7
Variable rate debt	589,400	21%	4.78%	2.0
Debt discounts, premiums and issuance costs, net	(10,500)	N/A	N/A	N/A
Mortgage and other indebtedness, net	$2,807,320	100%	4.35%	4.1
Mortgages Payable
The following table summarizes the Company’s mortgages payable (dollars in thousands):

	September 30, 2026			December 31, 2025
	Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity	Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate mortgages payable(1)	$33,420	4.45%	2.2	$130,737	5.11%	6.2
Variable rate mortgage payable(2)	4,400	6.06%	0.8	12,200	5.84%	0.6
Total mortgages payable	$37,820			$142,937
(1)The fixed rate mortgages had interest rates ranging from 3.75% to 5.73% as of September 30, 2026 and December 31, 2025.
(2)The interest rate on the variable rate mortgage is based on the Secured Overnight Financing Rate (“SOFR”) plus 215 basis points. The one-month SOFR rate was 3.91% and 3.69% as of September 30, 2026 and December 31, 2025, respectively.

Mortgages payable, which are secured by certain real estate and, in some cases, by guarantees from the Operating Partnership, are generally due in monthly installments of principal and interest and mature over various terms through 2033. During the nine months ended September 30, 2026, we (i) extended the maturity date of the variable rate mortgage payable by one year to August 4, 2027 and made a $6.0 million paydown of the principal balance using available cash on hand and (ii) made scheduled principal payments of $4.0 million related to amortizing loans. In addition, as a result of the deconsolidation of the One Loudoun Residential Joint Venture on May 28, 2026, the Company derecognized the $95.1 million mortgage payable associated with the One Loudoun Phase 1 Apartments from the Company’s balance sheet.
Unsecured Notes
The following table summarizes the Company’s senior unsecured notes and exchangeable senior notes (dollars in thousands):

		September 30, 2026		December 31, 2025
	Maturity Date	Balance	Interest Rate	Balance	Interest Rate
Senior notes – 4.08% due 2026	September 30, 2026	$—	—%	$100,000	4.08%
Senior notes – 4.00% due 2026	October 1, 2026	—	—%	300,000	4.00%
Senior exchangeable notes – 0.75% due 2027	April 1, 2027	175,000	0.75%	175,000	0.75%
Senior notes – 4.57% due 2027	September 10, 2027	75,000	4.57%	75,000	4.57%
Senior notes – 4.24% due 2028	December 28, 2028	100,000	4.24%	100,000	4.24%
Senior notes – 4.82% due 2029	June 28, 2029	100,000	4.82%	100,000	4.82%
Senior notes – 4.75% due 2030	September 15, 2030	400,000	4.75%	400,000	4.75%
Senior notes – 4.95% due 2031	December 15, 2031	350,000	4.95%	350,000	4.95%
Senior exchangeable notes – 3.25% due 2032	April 15, 2032	345,000	3.25%	—	—%
Senior notes – 5.20% due 2032	August 15, 2032	300,000	5.20%	300,000	5.20%
Senior notes – 5.50% due 2034(1)	March 1, 2034	350,000	4.60%	350,000	4.60%
Total senior unsecured notes		$2,195,000		$2,250,000
(1)The coupon rate is 5.50%; however, as a result of hedging activities, the Company’s interest rate is 4.60%.
Exchangeable Senior Notes
On July 2, 2026, the Operating Partnership issued $345.0 million aggregate principal amount of 3.25% exchangeable senior notes due April 2032 (the “2026 Exchangeable Notes”), which includes $45.0 million aggregate principal amount of 2026 Exchangeable Notes issued pursuant to the full exercise by the initial purchasers of the option granted by the Operating Partnership to purchase up to an additional $45.0 million aggregate principal amount of 2026 Exchangeable Notes. The 2026 Exchangeable Notes are governed by an indenture between the Operating Partnership, the Company, and U.S. Bank Trust Company, National Association, as trustee. The 2026 Exchangeable Notes were sold in a private placement to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The net proceeds from the offering of the 2026 Exchangeable Notes were approximately $335.7 million after deducting the underwriting discounts and commissions and estimated offering expenses paid by the Company. The 2026 Exchangeable Notes bear interest at a rate of 3.25% per annum, payable semi-annually in arrears beginning on April 15, 2027, and will mature on April 15, 2032.
Prior to the close of business on the business day immediately preceding January 15, 2032, the 2026 Exchangeable Notes are exchangeable into cash up to the principal amount of the 2026 Exchangeable Notes exchanged and, if applicable, cash or common shares or a combination thereof only upon certain circumstances and during certain periods. On or after January 15, 2032, the 2026 Exchangeable Notes will be exchangeable into cash up to the principal amount of the 2026 Exchangeable Notes exchanged and, if applicable, cash or common shares or a combination thereof at the option of the holders at any time prior to the close of business on the second scheduled trading day preceding the maturity date. The exchange rate initially equaled 28.2466 common shares per $1,000 principal amount of 2026 Exchangeable Notes, which is equivalent to an exchange price of approximately $35.40 per common share and an exchange premium of approximately 22.5% based on the closing price of $28.90 per common share on June 29, 2026. The exchange rate is subject to adjustment upon the occurrence of certain events, but it will not be adjusted for any accrued and unpaid interest.
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
In connection with the 2026 Exchangeable Notes, on June 29, 2026 and July 1, 2026, the Operating Partnership entered into privately negotiated capped call transactions (the “2026 Capped Call Transactions”) with certain financial institutions, including an affiliate of one of the initial purchasers of the 2026 Exchangeable Notes. The 2026 Capped Call Transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the 2026 Exchangeable Notes, the number of common shares underlying the 2026 Exchangeable Notes. The 2026 Capped Call Transactions are generally expected to reduce the potential dilution to holders of the common shares upon exchange of the 2026 Exchangeable Notes and/or offset the potential cash payments the Operating Partnership could be required to make in excess of the principal amount of any exchanged 2026 Exchangeable Notes upon exchange thereof, with such reduction and/or offset subject to a cap. The cap price of the 2026 Capped Call Transactions is initially approximately $41.91, which represents a premium of approximately 45% over the last reported sale price of the common shares on June 29, 2026, and is subject to anti-dilution adjustments under the terms of the 2026 Capped Call Transactions. We incurred approximately $14.1 million of costs related to the 2026 Capped Call Transactions, which are included within “Additional paid-in capital” in the accompanying consolidated balance sheets.
During the three months ended September 30, 2026, the Company redeemed the $300.0 million principal balance of the 4.00% senior unsecured notes that were scheduled to mature on October 1, 2026 and the $100.0 million principal balance of the 4.08% senior unsecured notes that matured on September 30, 2026 using a combination of proceeds from the 2026 Exchangeable Notes, proceeds from dispositions, and available cash on hand.
Unsecured Term Loans and Revolving Line of Credit
The following table summarizes the Company’s term loans and revolving line of credit (dollars in thousands):

		September 30, 2026		December 31, 2025
	Maturity Date	Balance	Interest Rate	Balance	Interest Rate
Unsecured term loan due 2027 – variable rate(1)	October 24, 2027	$250,000	4.75%	$250,000	4.72%
Unsecured term loan due 2029 – variable rate(2)	July 29, 2029	300,000	4.76%	300,000	3.54%
Total unsecured term loans		$550,000		$550,000

Unsecured credit facility revolving line of credit – variable rate(3)	October 3, 2028	$35,000	4.95%	$85,000	4.92%
(1)The maturity date of the term loan may be extended by one one-year period at the Operating Partnership’s election, subject to certain conditions.
(2)As of December 31, 2025, $150,000 of the $300,000 SOFR-based variable rate debt had been swapped to a fixed rate of 1.68% plus a credit spread based on a ratings grid ranging from 0.75% to 1.60% through July 17, 2026. The applicable credit spread was 0.85% as of December 31, 2025. As of December 31, 2025, the interest rate shown is the weighted average rate.
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
Unsecured Revolving Credit Facility
In October 2024, the Operating Partnership, as borrower, and the Company entered into the Third Amendment (the “Third Amendment”) to the Sixth Amended and Restated Credit Agreement, dated as of July 8, 2021 (as amended, the “Credit Agreement”) with a syndicate of financial institutions to provide for an unsecured revolving credit facility aggregating $1.1 billion (the “Revolving Facility”) and a seven-year $300.0 million unsecured term loan that matures in July 2029 (the “$300M Term Loan”). Under the Credit Agreement, the Operating Partnership has the option, subject to certain customary conditions, to increase the Revolving Facility and/or incur additional term loans up to a maximum aggregate amount not to exceed $2.0 billion. The Revolving Facility matures on October 3, 2028, which maturity date may be extended for either one one-year period or up to two six-month periods at the Operating Partnership’s option, subject to certain conditions. The Revolving Facility had an outstanding balance of $35.0 million and $85.0 million as of September 30, 2026 and December 31, 2025, respectively.
Borrowings under the Revolving Facility bear interest at a rate per annum equal to SOFR plus a margin based on the Operating Partnership’s leverage ratio or credit rating, respectively, plus a facility fee based on the Operating Partnership’s leverage ratio or credit rating, respectively. The Revolving Facility is currently priced on the leverage-based pricing grid. In accordance with the Credit Agreement, the credit spread set forth in the leverage grid resets quarterly based on the Company’s leverage, as calculated at the previous quarter end. The Company may irrevocably elect to convert to the ratings-based pricing grid at any time. As of September 30, 2026, making such an election would have resulted in a lower interest rate; however, the Company had not made the election to convert to the ratings-based pricing grid. As specified in the Credit Agreement, in the event that the Company so elects to convert to the ratings-based pricing grid, the Company has the ability to obtain more favorable pricing in certain circumstances when its total leverage ratio is (x) less than or equal to 35.0% or (y) greater than 35.0% but less than or equal to 37.5% with respect to not more than one fiscal quarter following a period in which the condition described in clause (x) was satisfied (the “Leverage Toggle”). The Credit Agreement also includes an adjustment to the sustainability-linked pricing provisions that allows the otherwise applicable interest rate margin to be reduced by up to two basis points if certain greenhouse gas emission reduction targets are achieved. The greenhouse gas emission reduction targets have not been achieved as of September 30, 2026.
The following table summarizes the key terms of the Revolving Facility as of September 30, 2026 (dollars in thousands):

				Leverage-Based Pricing		Investment-Grade Pricing
Credit Agreement	Maturity Date	Extension Options	Extension Fee	Credit Spread	Facility Fee	Credit Spread	Facility Fee
$1,100,000 unsecured revolving line of credit	October 3, 2028	1 one-year or 2 six-month	0.075%	1.05%–1.50%	0.15%–0.30%	0.725%–1.40%	0.125%–0.30%
The Operating Partnership’s ability to borrow under the Credit Agreement is subject to ongoing compliance by the Operating Partnership and its subsidiaries with various restrictive covenants, including with respect to liens, transactions with affiliates, dividends, mergers and asset sales. In addition, the Credit Agreement requires that the Operating Partnership satisfy certain financial covenants, including (i) a maximum leverage ratio; (ii) a minimum fixed charge coverage ratio; (iii) a maximum secured indebtedness ratio; (iv) a maximum unsecured leverage ratio; and (v) a minimum unencumbered interest coverage ratio. As of September 30, 2026, we were in compliance with all such covenants.
As of September 30, 2026, we had outstanding letters of credit totaling $6.9 million with no amounts advanced against these instruments.
Unsecured Term Loans
As of September 30, 2026, the Operating Partnership has the following unsecured term loans: (i) a $250.0 million unsecured term loan that matures in October 2027 (the “$250M Term Loan”) and (ii) the $300M Term Loan that matures in July 2029, both of which bear interest at a rate of SOFR plus a credit spread based on a ratings-based pricing grid. The loan agreements related to the $250M Term Loan and the $300M Term Loan include the same Leverage Toggle for determining pricing and sustainability-linked pricing provisions as described above for the Credit Agreement. The greenhouse gas emission reduction targets have not been achieved as of September 30, 2026.
The following table summarizes the key terms of the unsecured term loans as of September 30, 2026 (dollars in thousands):

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

	Nine Months Ended September 30,
	2026	2025
Amortization of debt issuance costs	$5,733	$5,124
Debt Discounts and Premiums
Debt discounts and premiums, including the related value of interest rate swaps that were assumed in the October 2021 merger with RPAI, are amortized over the terms of the respective loans. The following amounts of amortization are included as a component of “Interest expense” in the accompanying consolidated statements of operations and comprehensive income (in thousands):

	Nine Months Ended September 30,
	2026	2025
Amortization of debt discounts, premiums and hedge instruments	$4,599	$5,623
In addition, the estimated amounts of the reduction to interest expense as of September 30, 2026 for each of the next five years and thereafter related to the amortization of debt discounts and premiums, assuming these instruments are held to maturity, are as follows (in thousands):

October 2026 through December 2026	$1,185
2027	4,709
2028	4,699
2029	3,773
2030	2,031
Thereafter	(2,084)
Total unamortized debt discounts and premiums	$14,313
Fair Value of Fixed and Variable Rate Debt
As of September 30, 2026, the estimated fair value of fixed rate debt was $2.1 billion compared to the book value of $2.2 billion. The fair value was estimated using Level 2 and Level 3 inputs with cash flows discounted at current borrowing rates for similar instruments, which ranged from 5.91% to 7.50%. As of September 30, 2026, the estimated fair value of variable rate debt was $589.4 million compared to the book value of $589.4 million. The fair value was estimated using Level 2 and Level 3 inputs with cash flows discounted at current borrowing rates for similar instruments, which ranged from 4.76% to 6.06%.

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
During the three months ended September 30, 2026, the Company’s remaining derivative financial instruments subject to ASC 815, Derivatives and Hedging, matured, and no such instruments were outstanding as of September 30, 2026. The following table summarizes the terms and fair values of the Company’s derivative financial instruments that were designated and qualified as part of a hedging relationship as of December 31, 2025 (dollars in thousands):

							Fair Value Assets(1)
Type of Hedge	Number of Instruments	Aggregate Notional	Reference Rate	Interest Rate	Effective Date	Maturity Date	December 31, 2025
Cash Flow(2)	Three	$150,000	SOFR	1.68%	8/15/2022	7/17/2026	$1,503
(1)Derivatives in an asset position are included within “Prepaid and other assets” in the accompanying consolidated balance sheets.
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
We have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, although the credit valuation adjustments associated with our derivatives use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. As of December 31, 2025, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations are classified within Level 2 of the fair value hierarchy.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings. Approximately $0.9 million and $4.1 million was reclassified as a reduction to interest expense during the three and nine months ended September 30, 2026, respectively. Approximately $2.0 million and $7.2 million was reclassified as a reduction to interest expense during the three and nine months ended September 30, 2025, respectively. Over the next 12 months, we estimate that approximately $3.1 million of amounts currently reported in accumulated other comprehensive income will be reclassified as a reduction to interest expense as the related hedged interest payments are recognized in earnings.
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
The Company’s primary business is the ownership and operation of high-quality, open-air shopping centers and mixed-use assets that are primarily grocery-anchored and located in high-growth Sun Belt markets and select strategic gateway markets in the United States. We derive our revenue primarily from the collection of contractual rents and reimbursement payments from tenants under existing lease agreements at each of our properties. The Company’s CODM, which is its Chief Executive Officer, regularly reviews operating and financial information for each property on an individual basis; therefore, each property represents an individual operating segment. The CODM does not distinguish or group our operations on a geographical or any other basis for purposes of measuring performance and allocating capital. Across our properties, the financial performance, revenue generating activities, and customer base are determined to be economically similar; therefore, all operating segments have been aggregated into one reportable segment.
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
The following table presents information on the Company’s reported segment revenue, net operating income, and significant segment expenses for the nine months ended September 30, 2026 and 2025 that are provided to the CODM and included within the Company’s single reportable operating segment measure of profit or loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Minimum rent	$146,179	$159,365	$451,327	$499,318
Tenant reimbursements	40,328	43,666	126,878	134,982
Bad debt reserve	(1,853)	(2,119)	(5,199)	(5,820)
Other property-related revenue	436	891	2,267	2,711
Overage rent	1,857	1,281	4,861	4,067
Total revenue	186,947	203,084	580,134	635,258

Expenses:
Property operating – recoverable	22,996	24,038	74,050	74,685
Property operating – non-recoverable	4,237	4,131	12,046	11,492
Real estate taxes	23,274	25,459	72,230	79,555
Total expenses	50,507	53,628	158,326	165,732

Net operating income	136,440	149,456	421,808	469,526

Other income (expense):
Net gains from outlot sales	2,259	6,096	4,662	6,096
Other general and administrative expenses	(15,041)	(14,183)	(43,534)	(39,831)
Fee income	2,516	1,291	5,190	2,569
Impairment charges	(30,694)	(39,305)	(37,562)	(39,305)
Depreciation and amortization	(79,655)	(89,370)	(243,750)	(285,488)
Interest expense	(31,569)	(33,162)	(95,008)	(100,168)
Equity in loss of unconsolidated subsidiaries	(3,775)	(4,619)	(7,335)	(8,464)
Income tax expense of taxable REIT subsidiaries	(251)	(106)	(1,072)	(315)
Other income, net	3,805	1,750	9,546	6,978
Gain on sales of operating properties, net	2,341	5,742	90,068	108,855
Gain on deconsolidation of joint venture	—	—	60,625	—
Net (loss) income	(13,624)	(16,410)	163,638	120,453
Net loss (income) attributable to noncontrolling interests	322	203	(4,242)	(2,612)
Net (loss) income attributable to common shareholders	$(13,302)	$(16,207)	$159,396	$117,841

NOTE 11. SHAREHOLDERS’ EQUITY
Distributions
Our Board of Trustees declared a cash distribution of $0.29 per common share and Common Unit for the third quarter of 2026. This distribution was paid on October 16, 2026 to common shareholders and common unitholders of record as of October 9, 2026. For the nine months ended September 30, 2026, we declared cash distributions totaling $0.87 per common share and Common Unit.
In January 2026, in addition to the payment of the fourth quarter 2025 distribution of $0.29 per common share and Common Unit, to meet certain REIT distribution requirements, we paid a special cash distribution of $0.145 per common share and Common Unit to common shareholders and common unitholders of record as of January 9, 2026, totaling $30.7 million.
For the three and nine months ended September 30, 2025, we declared cash distributions of $0.27 and $0.81 per common share and Common Unit, respectively.
Share Repurchase Program
In February 2021, our Board of Trustees approved a share repurchase program under which the Company may repurchase, from time to time, up to an aggregate of $150.0 million of our common shares. Our Board of Trustees subsequently increased the size of the program to $300.0 million in April 2022, $600.0 million in February 2026, and $900.0 million in October 2026 (the “Share Repurchase Program”). The Company intends to fund any future repurchases under the Share Repurchase Program with available cash on hand or availability under the Revolving Facility, subject to any applicable restrictions. The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will depend upon prevailing market conditions, regulatory requirements, and other factors. In October 2026, our Board of Trustees extended the Share Repurchase Program for an additional year to February 28, 2028, if not terminated or extended prior to that date.
During the nine months ended September 30, 2026, the Company repurchased approximately 11.2 million common shares at an average price per share of $26.06 for a total of $291.4 million, excluding commissions. As of September 30, 2026, $60.9 million remained available for repurchases of common shares under the Share Repurchase Program. During the nine months ended September 30, 2025, the Company repurchased 3.1 million common shares at an average price per share of $22.36 for a total of $69.9 million, excluding commissions.
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
Potentially dilutive securities include (i) outstanding options to acquire common shares; (ii) Limited Partner Units, which may be exchanged for either cash or common shares at the Parent Company’s option and under certain circumstances; (iii) Appreciation Only Long-Term Incentive Plan Units; (iv) deferred common share units, which may be credited to the personal accounts of members of the Board of Trustees in lieu of compensation paid in cash or the issuance of common shares to such trustees, and (v) common shares issuable upon the exchange of the Company’s exchangeable notes. The Company calculates the potential dilutive effect of the exchangeable notes under the if-converted method, which considers only the amounts settled in excess of the principal in diluted earnings per share as the principal must be paid in cash. Limited Partner Units have been omitted from the Parent Company’s denominator for the purpose of computing diluted earnings per share since the effect of including those amounts in the denominator would have no dilutive impact. Weighted average Limited Partner Units outstanding were 5.3 million and 5.2 million for the three and nine months ended September 30, 2026, respectively, and 4.8 million and 4.7 million for the three and nine months ended September 30, 2025, respectively.

The following table summarizes the calculation of basic and diluted earnings per share for the Parent Company for the three months ended September 30, 2026 and 2025. We have omitted the calculation of basic and diluted earnings per unit since the dilutive securities for the Operating Partnership are the same as those for the Parent Company (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net (loss) income attributable to common shareholders – basic and diluted	$(13,302)	$(16,207)	$159,396	$117,841

Denominator:
Weighted average common shares outstanding – basic	199,097,852	219,408,533	202,314,395	219,652,052
Effect of dilutive securities:
AO LTIP Units	—	—	—	37,997
Deferred common share units	—	—	95,623	78,455
2021 exchangeable notes	—	—	732,306	—
Weighted average common shares outstanding – diluted	199,097,852	219,408,533	203,142,324	219,768,504

Net (loss) income per common share – basic	$(0.07)	$(0.07)	$0.79	$0.54
Net (loss) income per common share – diluted	$(0.07)	$(0.07)	$0.78	$0.54
Due to the net loss allocable to common shareholders and common unitholders for the three months ended September 30, 2026 and September 30, 2025, no securities had a dilutive impact for those periods.
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
In 2021, we provided repayment and completion guarantees on loans totaling $66.2 million associated with the development of The Corner mixed-use project in the Indianapolis MSA. As of September 30, 2026, the outstanding balance of the loans was $70.0 million, of which our share was $35.0 million.
As of September 30, 2026, we had outstanding letters of credit totaling $6.9 million with no amounts advanced against these instruments.
In July 2025, Eastgate Crossing, a 152,682 square foot multi-tenant retail property in the Durham-Chapel Hill MSA, experienced severe flooding as a result of Tropical Storm Chantal. During the nine months ended September 30, 2026, the Company completed all remediation and reconstruction activities. The Company has third-party insurance coverage, including business interruption coverage, related to this event, and based on the coverage available and reimbursements received or expected, we do not believe the flood had a material adverse effect on our consolidated results of operations or financial condition.
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

NOTE 14. SUBSEQUENT EVENTS
Subsequent to September 30, 2026, we:
•entered into a mezzanine loan agreement with a third party pursuant to which the Company provided a $25.0 million mezzanine loan secured by a pledge of 100% of the equity in the entity that owns real estate in the South Congress Corridor in Austin, Texas. The loan bears interest at a rate of SOFR plus 7.00% and matures in October 2027;
•closed on the disposition of the Carillon medical office building, a 126,290 square foot office property in the Washington, D.C. MSA, for a gross sales price of $33.2 million; and
•closed on the dispositions of Circle East, an 82,650 square foot retail property, and Towson Square, a 138,065 square foot retail property, both located in the Baltimore MSA, for a combined gross sales price of $19.0 million. In connection with the disposition, the Company provided a $15.2 million loan to the buyer; of this amount, $12.4 million bears interest at a rate of 6.50%, while $2.8 million bears interest at a rate of 12.00%, and the loan matures on October 30, 2031.
On October 29, 2026, our Board of Trustees authorized a $300.0 million increase to the size of our Share Repurchase Program, authorizing share repurchases up to a maximum of $900.0 million of our common shares, and extended the program an additional year to February 28, 2028.

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
As of September 30, 2026, we own interests in a portfolio of 162 operating retail/mixed-use properties, including 154 wholly owned shopping centers and eight properties owned through four unconsolidated joint ventures, totaling approximately 25.9 million square feet, excluding (i) Eastgate Crossing, a 152,682 square foot multi-tenant retail property in the Durham-Chapel Hill MSA that was reclassified from our operating portfolio in September 2025 due to significant disruption caused by severe flooding as a result of Tropical Storm Chantal, and (ii) two standalone office properties with 0.4 million square feet. Of the 162 operating retail/mixed-use properties, 11 contain an office component. We also own interests in two development projects that are under construction as of September 30, 2026 and an additional two properties with future redevelopment opportunities.
Inflation and Tariffs
We continue to monitor the impact of inflation and tariffs on our operating and financial performance. Although inflation has moderated significantly from peak levels experienced during 2022, inflation remains elevated and has experienced periods of renewed upward pressure, including as a result of higher energy costs, tariffs, and geopolitical instability. The tariffs implemented by the U.S. government beginning in 2025, as well as subsequent changes in U.S. trade policy, have increased, and may continue to increase, the cost of certain imported goods and domestic goods that rely on imported inputs. These tariffs and other inflationary pressures may lead to higher prices for many of the products that our tenants sell, potentially reducing consumer demand and spending and negatively impacting our tenants’ sales volume and overall health. This, in turn, has and could in the future put downward pricing pressure on rents that we are able to charge to new or renewing tenants, such that rent spreads and, in some cases, our percentage rents could be adversely impacted. Additionally, uncertainty regarding the scope and duration of the current and potential tariffs can lead to significant business uncertainty, affecting our tenants’ strategic planning, supply chains, and store expansion plans. Many of our leases contain provisions designed to mitigate the adverse impact of inflation, including stated rent increases and requirements for tenants to pay a share of operating expenses, including common area maintenance, real estate taxes, insurance, or other operating expenses related to the maintenance of our properties, with escalation clauses in most leases. Over the past few years, we have made significant progress in executing leases that include higher fixed-rent increases while also including consumer price index-based, anti-gouging protection for tenants. However, the stated rent increases or limits on such tenant’s obligation to pay its share of operating expenses could be lower than the increase in inflation at any given time. Inflation may also increase energy, utilities, labor or other general and administrative expenses, some of which may not be recoverable from tenants or cannot be easily reduced.
Historically, economic indicators such as GDP growth, consumer confidence, and employment have been correlated with demand for certain of our tenants’ products and services. An economic recession could, among other impacts, increase the number of our tenants that are unable to meet their lease obligations to us and limit the demand from new tenants for space in our properties.
Operating Activity
During the third quarter of 2026, we executed new and renewal leases on 160 individual spaces totaling approximately 1.2 million square feet (14.6% cash leasing spread on 129 comparable leases). New leases were signed on 47 individual spaces for 269,499 square feet of gross leasable area (“GLA”) (33.7% cash leasing spread on 30 comparable leases), while non-option renewal leases were signed on 57 individual spaces for 211,881 square feet of GLA (18.3% cash leasing spread on 43 comparable leases) and option renewals were signed on 56 individual spaces for 768,137 square feet of GLA (7.6% cash leasing spread). The blended cash spread for comparable new and non-option renewal leases was 26.2%. Comparable new and renewal leases are defined as those for which the space was occupied by a tenant within the last 12 months. As of September 30, 2026, the Company’s operating retail portfolio annualized base rent per square foot was $23.52.
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
Results of Operations
Our development, redevelopment, and operating property acquisition and disposition activities during 2025 and 2026 affect the comparability of our results of operations for the three and nine months ended September 30, 2026 and 2025. Therefore, we believe it is most useful to review the comparisons of our results of operations for these periods (as set forth below under “Comparison of Operating Results for the Three Months Ended September 30, 2026 to the Three Months Ended September 30, 2025” and “Comparison of Operating Results for the Nine Months Ended September 30, 2026 to the Nine Months Ended September 30, 2025”) in conjunction with the discussion of our transaction activities during those periods, which is set forth below.
Acquisitions
The following table summarizes our acquisition activity during the period from January 1, 2025 through September 30, 2026:

Property Name	MSA	Acquisition Date	Retail GLA
Village Commons	Miami	January 15, 2025	170,976
Legacy West(1)	Dallas/Ft. Worth	April 28, 2025	342,011
Chastain Market(2)	Atlanta	May 11, 2026	79,517
Founders Square	Naples, FL	May 21, 2026	66,360
Pelham Manor Shopping Plaza(3)	New York	September 24, 2026	—

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
(3)We acquired the fee interest in this existing multi-tenant operating retail property, which was previously subject to a ground lease with a third party. The total number of properties in our portfolio was not affected by this transaction.
Dispositions
The following table summarizes our disposition activity during the period from January 1, 2025 through September 30, 2026:

Property Name	MSA	Disposition Date	GLA
Stoney Creek Commons	Indianapolis	April 4, 2025	84,094
Fullerton Metrocenter	Los Angeles	June 25, 2025	241,027
Denton Crossing(1)	Dallas/Ft. Worth	June 27, 2025	343,345
Parkway Towne Crossing(1)	Dallas/Ft. Worth	June 27, 2025	180,736
The Landing at Tradition(1)	Port St. Lucie, FL	June 27, 2025	397,199
Humblewood Shopping Center	Houston	July 21, 2025	85,682
DePauw University Bookstore and Café	Indianapolis	October 10, 2025	11,974
Paradise Valley Marketplace	Phoenix	November 20, 2025	80,951
Belle Isle Station	Oklahoma City	December 8, 2025	196,158
Central Texas Marketplace	Waco	December 8, 2025	429,653
International Speedway Square	Daytona Beach	December 8, 2025	240,251
Pavilion at King’s Grant	Charlotte	December 8, 2025	303,212
Peoria Crossing	Phoenix	December 8, 2025	238,004
Portofino Shopping Center	Houston	December 8, 2025	342,863
Shops at Park Place	Dallas/Ft. Worth	December 8, 2025	137,605
Watauga Pavilion	Dallas/Ft. Worth	December 8, 2025	205,643
Coram Plaza	New York	March 5, 2026	138,385
Estero Town Commons – Lowe’s(2)	Fort Myers, FL	June 5, 2026	—
Commons at Temecula	Riverside, CA	June 10, 2026	292,078
Gateway Station	College Station, TX	June 10, 2026	125,406
Grapevine Crossing	Dallas/Ft. Worth	June 10, 2026	125,488
La Plaza Del Norte	San Antonio	June 10, 2026	320,102
Perimeter Woods	Charlotte	June 10, 2026	127,067
Winchester Commons	Memphis	June 10, 2026	93,077
City Center	New York	June 25, 2026	362,278
Tysons Corner	Washington, D.C.	July 9, 2026	36,942
(1)We contributed this previously wholly owned property into a joint venture (the “Seed Asset Joint Venture”) in June 2025 and have retained a 52% noncontrolling interest in the property.
(2)We sold the ground lease interest in one tenant at this existing multi-tenant operating retail property. The total number of properties in our portfolio was not affected by this transaction.
Subsequent to September 30, 2026, we sold the Carillon medical office building, a 126,290 square foot office property in the Washington, D.C. MSA; Circle East, an 82,650 square foot retail property; and Towson Square, a 138,065 square foot retail property, both located in the Baltimore MSA.

Development and Redevelopment Projects
The following properties were under active development or redevelopment at various times during the period from January 1, 2025 through September 30, 2026 and removed from our operating portfolio:

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
(2)The property is comprised of the development project (which has been excluded from the Company’s same property pool due to the ongoing development) and the remaining retail operating portion of the property (which is included in the Company’s same property pool as of September 30, 2026).
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
In addition, during the nine months ended September 30, 2026, the Company sold land parcels and the rights to develop a total of 50 residential units at the One Loudoun Expansion in the Washington, D.C. MSA.

Comparison of Operating Results for the Three Months Ended September 30, 2026 to the Three Months Ended September 30, 2025
The following table reflects changes in the components of our consolidated statements of operations for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,
	2026	2025	Change
Revenue:
Rental income	$186,511	$202,193	$(15,682)
Other property-related revenue	1,248	1,477	(229)
Fee income	2,516	1,291	1,225
Total revenue	190,275	204,961	(14,686)

Expenses:
Property operating	27,653	28,536	(883)
Real estate taxes	23,666	25,678	(2,012)
General, administrative and other	15,041	14,183	858
Depreciation and amortization	79,655	89,370	(9,715)
Impairment charges	30,694	39,305	(8,611)
Total expenses	176,709	197,072	(20,363)

Other (expense) income:
Interest expense	(31,569)	(33,162)	1,593
Income tax expense of taxable REIT subsidiaries	(251)	(106)	(145)
Gain on sales of operating properties, net	2,341	5,742	(3,401)
Net gains from outlot sales	2,259	6,096	(3,837)
Equity in loss of unconsolidated joint ventures	(3,775)	(4,619)	844
Other income, net	3,805	1,750	2,055
Net loss	(13,624)	(16,410)	2,786
Net loss attributable to noncontrolling interests	322	203	119
Net loss attributable to common shareholders	$(13,302)	$(16,207)	$2,905

Property operating expense to total revenue ratio	14.5%	13.9%
Rental income (including tenant reimbursements) decreased $15.7 million, or 7.8%, due to the following (in thousands):

Net Change Three Months Ended September 30, 2025 to 2026
Properties or components of properties sold or held for sale during 2025 and/or 2026	$(24,434)
Properties under redevelopment or acquired during 2025 and/or 2026	2,766
Properties fully operational during 2025 and 2026 and other	5,986
Total	$(15,682)
The net increase of $6.0 million in rental income for properties that were fully operational during 2025 and 2026 is primarily due to a $3.6 million increase in base minimum rent from contractual rent changes and an increase in leasing spreads, a $1.2 million increase in tenant reimbursements from higher recoverable common area maintenance expenses and real estate taxes, and a $0.4 million decrease in bad debt expense. The occupancy of the fully operational properties increased from 91.1% for the three months ended September 30, 2025 to 91.3% for the three months ended September 30, 2026.
Other property-related revenue primarily consists of parking revenues and other miscellaneous activity. This revenue decreased by $0.2 million primarily due to a decrease in miscellaneous revenue.
We recorded fee income of $2.5 million and $1.3 million during the three months ended September 30, 2026 and 2025, respectively, from property management and development services provided to third parties and unconsolidated joint ventures.

The increase in fee income is primarily due to development fees earned during the three months ended September 30, 2026 related to Hamilton Crossing Centre.
Property operating expenses decreased $0.9 million, or 3.1%, due to the following (in thousands):

Net Change Three Months Ended September 30, 2025 to 2026
Properties or components of properties sold or held for sale during 2025 and/or 2026	$(3,507)
Properties under redevelopment or acquired during 2025 and/or 2026	657
Properties fully operational during 2025 and 2026 and other	1,967
Total	$(883)
The net increase of $2.0 million in property operating expenses for properties that were fully operational during 2025 and 2026 is primarily due to increases in the following: (i) $1.3 million in insurance expenses; (ii) $0.3 million in nonrecoverable expenses; and (iii) $0.2 million increases in both landscaping and parking lot expenses and security expenses. As a percentage of revenue, property operating expenses increased from 13.9% to 14.5% due to a decrease in revenue in 2026.
Real estate taxes decreased $2.0 million, or 7.8%, due to the following (in thousands):

Net Change Three Months Ended September 30, 2025 to 2026
Properties or components of properties sold or held for sale during 2025 and/or 2026	$(3,127)
Properties under redevelopment or acquired during 2025 and/or 2026	176
Properties fully operational during 2025 and 2026 and other	939
Total	$(2,012)
The net increase of $0.9 million in real estate taxes for properties that were fully operational during 2025 and 2026 is primarily due to higher real estate tax assessments at certain properties in the portfolio in 2026 and consulting fees, partially offset by an increase in real estate tax refunds received during the three months ended September 30, 2026. The majority of real estate tax expenses are recoverable from tenants, and such recovery is reflected within “Rental income” in the accompanying consolidated statements of operations and comprehensive income.
General, administrative and other expenses increased $0.9 million, or 6.0%, primarily due to an increase in payroll expenses and share-based compensation in 2026.
Depreciation and amortization expense decreased $9.7 million, or 10.9%, due to the following (in thousands):

Net Change Three Months Ended September 30, 2025 to 2026
Properties or components of properties sold or held for sale during 2025 and/or 2026	$(9,206)
Properties under redevelopment or acquired during 2025 and/or 2026	1,539
Properties fully operational during 2025 and 2026 and other	(2,048)
Total	$(9,715)
The net decrease of $2.0 million in depreciation and amortization at properties that were fully operational during 2025 and 2026 is primarily due to the timing of placing assets in service and writing off tenant-related assets as a result of tenant move-outs.
Based on the results of our evaluations for impairment (see Note 4 to the accompanying consolidated financial statements), we recorded $30.7 million of impairment charges during the three months ended September 30, 2026, of which $14.8 million related to Circle East and $15.9 million related to Towson Square, both of which are retail operating properties in the Baltimore MSA that were subsequently sold on October 30, 2026. During the three months ended September 30, 2025, we recorded $39.3 million of impairment charges, of which $17.0 million related to City Center, a retail operating property in the New York

MSA that was sold on June 25, 2026, and $22.3 million related to the Carillon medical office building and retail portion of the property located in the Washington, D.C. MSA. The Carillon medical office building was sold on October 29, 2026.
Interest expense decreased $1.6 million, or 4.8%, primarily due to the derecognition of the mortgage payable associated with the One Loudoun Phase 1 Apartments in May 2026; a decrease in interest incurred on the unsecured term loans; and the payoffs of the following in 2026 and 2025: (i) $300.0 million principal balance of the 4.00% senior unsecured notes that were scheduled to mature on October 1, 2026 and (ii) $80.0 million principal balance of the 4.47% senior unsecured notes that matured in September 2025, partially offset by interest incurred on the $345.0 million aggregate principal amount of 3.25% exchangeable senior notes that were issued in July 2026 and lower interest rate swap benefits.
We recorded a net gain on sales of operating properties of $2.3 million for the three months ended September 30, 2026 primarily on the sale of Tysons Corner compared to a net gain on sales of operating properties of $5.7 million primarily on the sale of Humblewood Shopping Center for the three months ended September 30, 2025.
We recorded a net gain from outlot sales of $2.3 million for the three months ended September 30, 2026 on the sale of a land parcel and the rights to develop 22 residential units at the One Loudoun Expansion in the Washington, D.C. MSA compared to a net gain from outlot sales of $6.1 million recorded during the three months ended September 30, 2025 primarily on the sale of land at Lakewood Towne Center in the Seattle MSA.
Equity in loss of unconsolidated joint ventures decreased $0.8 million, or 18.3%, primarily due to improved operating performance at certain joint venture properties during the three months ended September 30, 2026 compared to the prior year.
Other income, net increased $2.1 million, or 117.4%, primarily due to an increase in interest income earned from Code Section 1031 tax-deferred exchanges compared to the prior year and the receipt of insurance proceeds in excess of replacement cost during the three months ended September 30, 2026 related to the July 2025 severe flooding at Eastgate Crossing in the Durham-Chapel Hill MSA.

Comparison of Operating Results for the Nine Months Ended September 30, 2026 to the Nine Months Ended September 30, 2025
The following table reflects changes in the components of our consolidated statements of operations for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Revenue:
Rental income	$577,867	$632,547	$(54,680)
Other property-related revenue	4,173	4,312	(139)
Fee income	5,190	2,569	2,621
Total revenue	587,230	639,428	(52,198)

Expenses:
Property operating	87,264	87,243	21
Real estate taxes	72,968	80,090	(7,122)
General, administrative and other	43,534	39,831	3,703
Depreciation and amortization	243,750	285,488	(41,738)
Impairment charges	37,562	39,305	(1,743)
Total expenses	485,078	531,957	(46,879)

Other (expense) income:
Interest expense	(95,008)	(100,168)	5,160
Income tax expense of taxable REIT subsidiaries	(1,072)	(315)	(757)
Gain on sales of operating properties, net	90,068	108,855	(18,787)
Net gains from outlot sales	4,662	6,096	(1,434)
Gain on deconsolidation of joint venture	60,625	—	60,625
Equity in loss of unconsolidated joint ventures	(7,335)	(8,464)	1,129
Other income, net	9,546	6,978	2,568
Net income	163,638	120,453	43,185
Net income attributable to noncontrolling interests	(4,242)	(2,612)	(1,630)
Net income attributable to common shareholders	$159,396	$117,841	$41,555

Property operating expense to total revenue ratio	14.9%	13.6%
Rental income (including tenant reimbursements) decreased $54.7 million, or 8.6%, due to the following (in thousands):

Net Change Nine Months Ended September 30, 2025 to 2026
Properties or components of properties sold or held for sale during 2025 and/or 2026	$(75,178)
Properties under redevelopment or acquired during 2025 and/or 2026	3,493
Properties fully operational during 2025 and 2026 and other	17,005
Total	$(54,680)
The net increase of $17.0 million in rental income for properties that were fully operational during 2025 and 2026 is primarily due to increases in the following: (i) base minimum rent of $8.3 million from contractual rent changes and an increase in leasing spreads; (ii) tenant reimbursements of $5.9 million from higher recoverable common area maintenance expenses and real estate taxes; and (iii) lease termination income of $0.7 million, along with a decrease in bad debt expense of $0.9 million.
Other property-related revenue primarily consists of parking revenues and other miscellaneous activity. This revenue decreased by $0.1 million primarily due to a decrease in miscellaneous revenue.
We recorded fee income of $5.2 million and $2.6 million during the nine months ended September 30, 2026 and 2025, respectively, from property management and development services provided to third parties and unconsolidated joint ventures.

The increase in fee income is primarily due to management fees earned during the nine months ended September 30, 2026 related to the Legacy West Joint Venture and the Seed Asset Joint Venture.
There was no material net change in property operating expenses for the periods presented. The categories are as follows (in thousands):

Net Change Nine Months Ended September 30, 2025 to 2026
Properties or components of properties sold or held for sale during 2025 and/or 2026	$(8,314)
Properties under redevelopment or acquired during 2025 and/or 2026	1,148
Properties fully operational during 2025 and 2026 and other	7,187
Total	$21
The net increase of $7.2 million in property operating expenses for properties that were fully operational during 2025 and 2026 is primarily due to increases in the following: (i) insurance expenses of $2.7 million; (ii) landscaping and parking lot expenses of $1.7 million; (iii) non-recoverable operating expenses of $1.1 million; and (iv) repairs and maintenance expenses of $1.0 million. As a percentage of revenue, property operating expenses increased from 13.6% to 14.9% due to a decrease in revenue in 2026.
Real estate taxes decreased $7.1 million, or 8.9%, due to the following (in thousands):

Net Change Nine Months Ended September 30, 2025 to 2026
Properties or components of properties sold or held for sale during 2025 and/or 2026	$(9,708)
Properties under redevelopment or acquired during 2025 and/or 2026	503
Properties fully operational during 2025 and 2026 and other	2,083
Total	$(7,122)
The net increase of $2.1 million in real estate taxes for properties that were fully operational during 2025 and 2026 is primarily due to higher real estate tax assessments at certain properties in the portfolio in 2026, partially offset by an increase in real estate tax refunds received during the nine months ended September 30, 2026. The majority of real estate tax expenses are recoverable from tenants, and such recovery is reflected within “Rental income” in the accompanying consolidated statements of operations and comprehensive income.
General, administrative and other expenses increased $3.7 million, or 9.3%, primarily due to an increase in payroll expenses and share-based compensation in 2026.
Depreciation and amortization expense decreased $41.7 million, or 14.6%, due to the following (in thousands):

Net Change Nine Months Ended September 30, 2025 to 2026
Properties or components of properties sold or held for sale during 2025 and/or 2026	$(32,396)
Properties under redevelopment or acquired during 2025 and/or 2026	2,063
Properties fully operational during 2025 and 2026 and other	(11,405)
Total	$(41,738)
The net decrease of $11.4 million in depreciation and amortization at properties that were fully operational during 2025 and 2026 is primarily due to the timing of placing assets in service and writing off tenant-related assets as a result of tenant move-outs.
Based on the results of our evaluations for impairment (see Note 4 to the accompanying consolidated financial statements), we recorded $37.6 million of impairment charges during the nine months ended September 30, 2026, of which $15.9 million related to Towson Square and $14.8 million related to Circle East, retail operating properties in the Baltimore MSA that were sold on October 30, 2026. We also incurred a $5.9 million impairment charge related to City Center, a retail operating property in the New York MSA that was sold on June 25, 2026, and we recorded a $1.0 million impairment charge related to the write-off of capitalized costs associated with an abandoned project. During the nine months ended September 30, 2025, we recorded $39.3 million of impairment charges, of which $17.0 million related to City Center and $22.3 million related to the Carillon medical office building and retail portion of the property located in the Washington, D.C. MSA. The Carillon medical office building was sold on October 29, 2026.
Interest expense decreased $5.2 million, or 5.2%, primarily due to the payoffs of the following in 2025 and 2026: (i) $350.0 million aggregate principal balance of the 4.00% senior unsecured notes that matured in March 2025; (ii) $150.0 million unsecured term loan in June 2025; (iii) $80.0 million principal balance of the 4.47% senior unsecured notes that matured in September 2025; and (iv) $300.0 million principal balance of the 4.00% senior unsecured notes in July 2026 along with the derecognition of the mortgage payable associated with the One Loudoun Phase I Apartments in May 2026 and a decrease in interest incurred on the unsecured term loans and the revolving line of credit, partially offset by interest incurred on the $300.0 million aggregate principal amount of the 5.20% senior unsecured notes issued in June 2025 and the $345.0 million aggregate principal amount of 3.25% exchangeable senior notes that were issued in July 2026 as well as lower interest rate swap benefits.
We recorded a net gain on sales of operating properties of $90.1 million for the nine months ended September 30, 2026 on the sales of nine operating retail properties and the ground lease interest in Lowe’s at Estero Town Commons compared to a net gain on sales of operating properties of $108.9 million on the sales of three operating retail properties and the contribution of three previously wholly owned properties to the Seed Asset Joint Venture for the nine months ended September 30, 2025.
We recorded a net gain from outlot sales of $4.7 million for the nine months ended September 30, 2026 primarily on the sale of a land parcel and the rights to develop 50 residential units at the One Loudoun Expansion in the Washington, D.C. MSA compared to a net gain from outlot sales of $6.1 million recorded during the nine months ended September 30, 2025 primarily on the sale of land at Lakewood Towne Center in the Seattle MSA.
During the nine months ended September 30, 2026, we recognized a $60.6 million gain on the deconsolidation of the One Loudoun Residential Joint Venture related to adjusting our retained interest to fair value. No such gain was recognized during the nine months ended September 30, 2025.
Equity in loss of unconsolidated joint ventures decreased $1.1 million, or 13.3%, primarily due to improved operating performance at certain joint venture properties during the nine months ended September 30, 2026 compared to the prior year.
Other income, net increased $2.6 million, or 36.8%, primarily due to an increase in interest income earned from 1031 Exchanges and the receipt of insurance proceeds in excess of replacement cost during the nine months ended September 30, 2026 related to the July 2025 severe flooding at Eastgate Crossing in the Durham-Chapel Hill MSA, partially offset by a decrease in interest income earned on bank accounts compared to the prior year.
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
For the three and nine months ended September 30, 2026, the Same Property Pool excludes the following:
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

The following table presents Same Property NOI and a reconciliation to net (loss) income attributable to common shareholders for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Number of properties in Same Property Pool for the period(1)	157	157		157	157

Leased percentage at period end	95.2%	94.4%	95.2%	94.4%
Economic occupancy percentage at period end	91.5%	91.7%	91.5%	91.7%
Economic occupancy percentage(2)	91.3%	91.1%	91.1%	91.4%

Same Property NOI(3)	$132,017	$127,484	3.6%	$395,492	$381,205	3.7%

Reconciliation of Same Property NOI to most directly comparable GAAP measure:
Net operating income – same properties	$132,017	$127,484		$395,492	$381,205
Net operating income – sold properties	152	18,700		15,697	74,230
Net operating income – non-same activity(4)	6,972	5,756		18,558	17,309
Less: KRG share of unconsolidated joint ventures included in Same Property NOI above	(2,701)	(2,484)		(7,939)	(3,218)
Net gains from outlot sales	2,259	6,096		4,662	6,096
Total property NOI	138,699	155,552	(10.8%)	426,470	475,622	(10.3%)
Fee income	2,516	1,291		5,190	2,569
General, administrative and other	(15,041)	(14,183)		(43,534)	(39,831)
Depreciation and amortization	(79,655)	(89,370)		(243,750)	(285,488)
Impairment charges	(30,694)	(39,305)		(37,562)	(39,305)
Interest expense	(31,569)	(33,162)		(95,008)	(100,168)
Income tax expense of taxable REIT subsidiaries	(251)	(106)		(1,072)	(315)
Gain on sales of operating properties, net	2,341	5,742		90,068	108,855
Gain on deconsolidation of joint venture	—	—		60,625	—
Equity in loss of unconsolidated joint ventures	(3,775)	(4,619)		(7,335)	(8,464)
Other income, net	3,805	1,750		9,546	6,978
Net loss (income) attributable to noncontrolling interests	322	203		(4,242)	(2,612)
Net (loss) income attributable to common shareholders	$(13,302)	$(16,207)		$159,396	$117,841
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
Our Same Property NOI increased 3.6% for the three months ended September 30, 2026 compared to the same period of the prior year primarily due to contractual rent growth and higher base rent driven by positive new and renewal leasing spreads.

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
Considering the nature of our business as a real estate owner and operator, we believe that FFO is helpful to investors in measuring our operational performance because it excludes various items included in net income that do not relate to or are not indicative of our operating performance, such as gains or losses from sales of certain real estate assets that are excluded from FFO under the NAREIT definition and depreciation and amortization, which can make periodic and peer analyses of operating performance more difficult. FFO (a) should not be considered as an alternative to net income (calculated in accordance with GAAP) for the purpose of measuring our financial performance, (b) is not an alternative to cash flows from operating activities (calculated in accordance with GAAP) as a measure of our liquidity, and (c) is not indicative of funds available to satisfy our cash needs, including our ability to make distributions. Our computation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do.
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

Our calculations of FFO and reconciliation to net (loss) income and Core FFO for the three and nine months ended September 30, 2026 and 2025 (unaudited) are as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net (loss) income	$(13,624)	$(16,410)	$163,638	$120,453
Less: net income attributable to noncontrolling interests in properties	—	(82)	(126)	(233)
Less: gain on sales of operating properties, net	(2,341)	(5,742)	(90,068)	(108,855)
Less: gain on deconsolidation of joint venture	—	—	(60,625)	—
Add: impairment charges	30,694	39,305	37,562	39,305
Add: depreciation and amortization of consolidated and unconsolidated entities, net of noncontrolling interests	93,163	101,750	275,983	304,896
NAREIT FFO of the Operating Partnership(1)	107,892	118,821	326,364	355,566
Less: Limited Partners’ interests in FFO	(2,800)	(2,569)	(8,212)	(7,498)
FFO attributable to common shareholders(1)	$105,092	$116,252	$318,152	$348,068
NAREIT FFO per share of the Operating Partnership – diluted	$0.53	$0.53	$1.57	$1.58

Reconciliation of NAREIT FFO to Core FFO(2)
NAREIT FFO of the Operating Partnership(1)	$107,892	$118,821	$326,364	$355,566
Add:
Amortization of deferred financing costs	2,220	1,856	5,877	5,251
Non-cash compensation expense and other	3,679	3,084	10,568	8,965
Less:
Straight-line rent – minimum rent and common area maintenance	2,850	3,789	7,970	9,202
Market rent amortization income	3,091	2,500	7,433	7,921
Amortization of debt discounts, premiums and hedge instruments	826	1,030	2,885	4,676
Core FFO of the Operating Partnership	$107,024	$116,442	$324,521	$347,983
Core FFO per share of the Operating Partnership – diluted	$0.52	$0.52	$1.56	$1.55
(1)“NAREIT FFO of the Operating Partnership” measures 100% of the operating performance of the Operating Partnership’s real estate properties. “FFO attributable to common shareholders” reflects a reduction for the redeemable noncontrolling weighted average diluted interest in the Operating Partnership.
(2)Includes the Company’s pro rata share from unconsolidated joint ventures.
Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”)
We define EBITDA, a non-GAAP financial measure, as net income before interest expense, income tax expense of the taxable REIT subsidiaries, and depreciation and amortization. For informational purposes, we also provide Adjusted EBITDA, which we define as EBITDA adjusted for (i) EBITDA from unconsolidated entities, as adjusted, (ii) gains on sales of operating properties or impairment charges, (iii) merger and acquisition costs, (iv) other income and expense, (v) noncontrolling interest Adjusted EBITDA, and (vi) other non-recurring activity or items impacting comparability from period to period. Annualized Adjusted EBITDA is Adjusted EBITDA for the most recent quarter multiplied by four. Net Debt to Adjusted EBITDA is our share of net debt divided by Annualized Adjusted EBITDA. EBITDA, Adjusted EBITDA, Annualized Adjusted EBITDA, and Net Debt to Adjusted EBITDA, as calculated by us, are not comparable to EBITDA and EBITDA-related measures reported by other REITs that do not define EBITDA and EBITDA-related measures exactly as we do. EBITDA, Adjusted EBITDA, and Annualized Adjusted EBITDA do not represent cash generated from operating activities in accordance with GAAP and should not be considered alternatives to net income as an indicator of performance or as alternatives to cash flows from operating activities as an indicator of liquidity.
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
The following table presents a reconciliation of our EBITDA, Adjusted EBITDA, and Annualized Adjusted EBITDA to net loss (the most directly comparable GAAP measure) and a calculation of Net Debt to Adjusted EBITDA (in thousands):

Three Months Ended September 30, 2026
Net loss	$(13,624)
Depreciation and amortization	79,655
Interest expense	31,569
Income tax expense of taxable REIT subsidiaries	251
EBITDA	97,851
Unconsolidated EBITDA, as adjusted	13,103
Impairment charges	30,694
Gain on sales of operating properties, net	(2,341)
Other income and expense, net	(30)
Adjusted EBITDA	$139,277

Annualized Adjusted EBITDA(1)	$557,108

Company share of Net Debt:
Mortgage and other indebtedness, net	$2,807,320
Add: Company share of unconsolidated joint venture debt	270,431
Add: debt discounts, premiums and issuance costs, net	10,500
Less: Partner share of consolidated joint venture debt(2)	(88)
Company’s consolidated debt and share of unconsolidated debt	3,088,163
Less: cash and cash equivalents	(32,542)
Less: restricted cash and escrow deposits	(124,527)
Less: Company share of unconsolidated joint venture cash and cash equivalents	(17,066)
Company share of Net Debt	$2,914,028
Net Debt to Adjusted EBITDA	5.2x
(1)Represents Adjusted EBITDA for the three months ended September 30, 2026 (as shown in the table above) multiplied by four.
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
As of September 30, 2026, we had approximately $32.5 million in cash and cash equivalents on hand, $124.5 million in restricted cash and escrow deposits, and approximately $1.1 billion of remaining availability under the $1.1 billion unsecured revolving credit facility (the “Revolving Facility”) compared to $274.8 million of total debt maturing over the next 12 months. On July 2, 2026, we issued $345.0 million aggregate principal amount of 3.25% exchangeable senior notes due 2032 (the “2026 Exchangeable Notes”), the proceeds of which, together with the proceeds from our recent asset dispositions, were used to (i) repurchase approximately $30.0 million of the Company’s common shares concurrently with the pricing of the 2026 Exchangeable Notes in privately negotiated transactions through one of the initial purchasers of the 2026 Exchangeable Notes or its affiliates, as the Operating Partnership’s agent; (ii) redeem the $300.0 million principal balance of the 4.00% senior unsecured notes that was scheduled to mature on October 1, 2026; and (iii) repay the $100.0 million principal balance of the 4.08% senior unsecured notes that matured on September 30, 2026. We believe we will have adequate liquidity over the next 12 months and beyond to operate our business and meet our cash requirements.
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
Our Principal Capital Resources
For a discussion of cash generated from operations, see “Cash Flows” beginning on page 51. In addition to cash generated from operations, our other principal capital resources are discussed below.
Over the last several years, we have made substantial progress in enhancing our liquidity position and reducing our leverage and borrowing costs. We continue to focus on a balanced approach to growth and staggering debt maturities to retain our financial flexibility.
As of September 30, 2026, we had approximately $1.1 billion available under the Revolving Facility for future borrowings. We also had $32.5 million in cash and cash equivalents as of September 30, 2026.
We were in compliance with all applicable financial covenants under the Revolving Facility, unsecured term loans, and senior unsecured notes as of September 30, 2026.
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
Our Principal Liquidity Needs
Short-Term Liquidity Needs
Near-Term Debt Maturities. As of September 30, 2026, we have $22.1 million of secured debt, excluding scheduled monthly principal payments, and $250.0 million of unsecured debt scheduled to mature over the next 12 months. We believe we have sufficient liquidity to repay these obligations through a combination of proceeds from the 2026 Exchangeable Notes, asset sales, cash flows generated from operations, capital markets transactions, and borrowings on the Revolving Facility.
Other Short-Term Liquidity Needs. The requirements for qualifying as a REIT and for a tax deduction for some or all of the dividends paid to shareholders necessitate that we distribute at least 90% of our taxable income on an annual basis. Such requirements cause us to have substantial liquidity needs over both the short and long term. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our operating properties, scheduled interest and principal payments on our debt of approximately $31.3 million and $1.4 million, respectively, for the remainder of 2026, expected dividend payments to our common shareholders and common unitholders, and recurring capital expenditures.
In July 2026, our Board of Trustees declared a cash distribution of $0.29 per common share and Common Unit for the third quarter of 2026. This distribution was paid on October 16, 2026 to common shareholders and common unitholders of record as of October 9, 2026. Future distributions, if any, are at the discretion of the Board of Trustees, who will continue to evaluate our sources and uses of capital, liquidity position, operating fundamentals, maintenance of our REIT qualification, and other factors they may deem relevant. We believe we have sufficient liquidity to pay any dividend from available cash on hand and borrowings on the Revolving Facility.
Other short-term liquidity needs include expenditures for tenant improvements, external leasing commissions, and recurring capital expenditures. During the nine months ended September 30, 2026, we incurred $23.6 million for recurring capital expenditures on operating properties and $70.7 million for tenant improvements and external leasing commissions, which includes costs to re-lease anchor space at our operating properties related to tenants open and operating as of September 30, 2026 (excluding development and redevelopment properties). We currently anticipate incurring approximately $115 million of additional major tenant improvement costs related to executed leases for tenants not yet open at a number of our operating properties over the next 12 to 24 months. We believe we have the ability to fund these costs through cash flows generated from operations or borrowings on the Revolving Facility.
During the nine months ended September 30, 2026, we began development activities on the One Loudoun Phase 2 Apartments in the Washington, D.C. MSA, which we estimate will incur net project costs of approximately $93.5 million to $103.5 million. Our share of the expected funding requirement is approximately $27.5 million to $37.5 million, and as of September 30, 2026, we have incurred $9.0 million of these costs. In addition, as of September 30, 2026, the retail and office portions of the One Loudoun Expansion in the Washington, D.C. MSA were under construction. Our share of the total estimated costs for this project is approximately $87.0 million to $94.0 million, of which our share of the expected funding requirement is approximately $72.0 million to $79.0 million. As of September 30, 2026, we have incurred $31.0 million of these costs. We anticipate incurring the majority of the remaining costs for these projects over the next 12 to 24 months and believe we can fund these projects through cash flows generated from operations or borrowings on the Revolving Facility.
Share Repurchase Program
In February 2021, our Board of Trustees approved a share repurchase program under which the Company may repurchase, from time to time, up to an aggregate of $150.0 million of our common shares. Our Board of Trustees subsequently increased the size of the program to $300.0 million in April 2022, $600.0 million in February 2026, and $900.0 million in October 2026 (the “Share Repurchase Program”). The Company intends to fund any future repurchases under the Share Repurchase Program with available cash on hand or availability under the Revolving Facility, subject to any applicable restrictions. The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will depend upon prevailing market conditions, regulatory requirements, and other factors. In October 2026, our Board of Trustees extended the Share Repurchase Program for an additional year to February 28, 2028, if not terminated or extended prior to that date.
During the nine months ended September 30, 2026, the Company repurchased approximately 11.2 million common shares at an average price per share of $26.06 for a total of $291.4 million, excluding commissions. As of September 30, 2026, $60.9 million remained available for repurchases of common shares under the Share Repurchase Program.
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
Commitments under Ground Leases. We are obligated under 10 ground leases for approximately 82 acres of land as of September 30, 2026. Most of these ground leases require fixed annual rent payments, and the expiration dates of the remaining initial terms of these ground leases range from 2028 to 2092. Assuming we exercise all available options to extend the terms of our ground leases, they will expire between 2045 and 2115.
Capital Expenditures on Consolidated Properties
The following table summarizes cash capital expenditures for our development and redevelopment projects and other capital expenditures for the nine months ended September 30, 2026 (in thousands):

Nine Months Ended September 30, 2026
Active development and redevelopment projects	$25,499
Recurring operating capital expenditures (primarily tenant improvements) and other	82,845
Total	$108,344
We capitalize certain indirect costs such as interest, payroll, and other general and administrative costs related to these development activities. If we had experienced a 10% reduction in development and redevelopment activities without a corresponding decrease in indirect project costs, we would have recorded additional expense of $0.4 million for the nine months ended September 30, 2026.
Debt Maturities
The following table summarizes the scheduled maturities and principal amortization of the Company’s consolidated indebtedness as of September 30, 2026, presented on a calendar year basis (in thousands):

	Secured Debt
	Scheduled Principal Payments	Term Maturities	Unsecured Debt	Total
2026	$1,359	$—	$—	$1,359
2027	4,262	22,106	500,000	526,368
2028	2,453	—	135,000	137,453
2029	2,568	—	400,000	402,568
2030	1,980	100	400,000	402,080
Thereafter	751	2,241	1,345,000	1,347,992
	$13,373	$24,447	$2,780,000	$2,817,820
Debt discounts, premiums and issuance costs, net				(10,500)
Mortgage and other indebtedness, net				$2,807,320
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
Impact of Changes in Credit Ratings on Our Liquidity
We have received investment-grade corporate credit ratings from three nationally recognized credit rating agencies. During the three months ended September 30, 2026, we received a credit rating upgrade with a stable outlook from one of the rating agencies.
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

Cash Flows
As of September 30, 2026, we had cash, cash equivalents and restricted cash of $157.1 million. We may be subject to concentrations of credit risk with regard to our cash and cash equivalents. We place our cash and short-term investments with highly rated financial institutions. While we attempt to limit our exposure at any point in time, occasionally such cash and investments may temporarily exceed the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insurance limits. We also maintain certain compensating balances in several financial institutions in support of borrowings from those institutions. Such compensating balances were not material to the accompanying consolidated balance sheets.
Comparison of the Nine Months Ended September 30, 2026 to the Nine Months Ended September 30, 2025
The following table summarizes our cash flow activities (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Net cash provided by operating activities	$280,083	$323,075	$(42,992)
Net cash provided by investing activities	43,485	179,814	(136,329)
Net cash used in financing activities	(644,890)	(543,962)	(100,928)
Decrease in cash, cash equivalents and restricted cash	(321,322)	(41,073)	(280,249)
Cash, cash equivalents and restricted cash, at beginning of period	478,391	133,552
Cash, cash equivalents and restricted cash, at end of period	$157,069	$92,479
Cash provided by operating activities was $280.1 million for the nine months ended September 30, 2026 and $323.1 million for the same period of 2025. The cash flows were negatively impacted by a decrease in net operating income and changes to other working capital accounts.
Cash provided by investing activities was $43.5 million for the nine months ended September 30, 2026 and $179.8 million for the same period of 2025. Highlights of significant cash sources and uses in investing activities are as follows:
•We acquired Chastain Market, Founders Square, a vacant land parcel in the Indianapolis MSA, the fee interest in Pelham Manor Shopping Plaza, and made acquisition deposits totaling $195.4 million during the nine months ended September 30, 2026 compared to the acquisition of Village Commons for $67.9 million during the nine months ended September 30, 2025;
•Capital expenditures decreased by $1.7 million primarily related to the timing of capital projects;
•We received net proceeds of $353.7 million from the sale of nine operating retail properties, the ground lease interest in one tenant at an existing property, and a land parcel and the rights to develop 50 residential units at the One Loudoun Expansion during the nine months ended September 30, 2026 compared to net proceeds of $264.1 million from the sale of three operating retail properties, a portion of Hamilton Crossing Centre, a land parcel at Lakewood Towne Center, and the contribution of three previously wholly owned properties to the Seed Asset Joint Venture during the nine months ended September 30, 2025;
•We invested $253.9 million in the Legacy West Joint Venture during the nine months ended September 30, 2025;
•We received $350.0 million in principal upon maturity of short-term certificates of deposit in February 2025;
•We received a distribution of $0.4 million from an unconsolidated joint venture during the nine months ended September 30, 2026 compared to the receipt of distributions totaling $3.7 million from unconsolidated joint ventures during the nine months ended September 30, 2025; and
•We contributed $0.9 million to unconsolidated joint ventures during the nine months ended September 30, 2026 related to our share of debt service on the construction loan at The Corner – IN, of which we own a 50% interest, and our share of costs related to the One Loudoun Phase 2 Apartments compared to contributions totaling $2.2 million to The Corner – IN Joint Venture during the nine months ended September 30, 2025 related to our share of a developer fee and debt service on the construction loan.

Cash used in financing activities was $644.9 million for the nine months ended September 30, 2026 and $544.0 million for the same period of 2025. Highlights of significant cash sources and uses in financing activities are as follows:
•We paid $291.6 million, including commissions, to repurchase common shares through our Share Repurchase Program during the nine months ended September 30, 2026 compared to $70.0 million paid during the nine months ended September 30, 2025 to repurchase common shares;
•We borrowed $359.0 million on the Revolving Facility and received $345.0 million of proceeds from the 2026 Exchangeable Notes during the nine months ended September 30, 2026 compared to borrowings of $398.0 million on the Revolving Facility and the receipt of $298.5 million of proceeds from the public offering of $300.0 million aggregate principal amount of 5.20% senior unsecured notes due 2032 during the nine months ended September 30, 2025;
•We redeemed or repaid the following during the nine months ended September 30, 2026: (i) $409.0 million of borrowings on the Revolving Facility; (ii) $300.0 million principal balance of the 4.00% senior unsecured notes that were scheduled to mature on October 1, 2026; (iii) $100.0 million principal balance of the 4.08% senior unsecured notes that matured on September 30, 2026; and (iv) $10.0 million of mortgages payable compared to the following repayments during the nine months ended September 30, 2025: (i) $398.0 million of borrowings on the Revolving Facility; (ii) $350.0 million principal balance of the 4.00% senior unsecured notes that matured on March 15, 2025; (iii) $150.0 million unsecured term loan that was scheduled to mature on July 17, 2026; (iv) $80.0 million principal balance of the 4.47% senior unsecured notes that matured on September 10, 2025; and (v) $3.9 million of mortgages payable; and
•We made distributions to common shareholders and common unitholders in the Operating Partnership of $212.9 million during the nine months ended September 30, 2026 compared to distributions of $183.1 million during the nine months ended September 30, 2025.
Critical Accounting Estimates
We based the discussion and analysis of our financial condition and results of operations upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There were no changes made by management to the critical accounting estimates in the three months ended September 30, 2026. We discuss the most critical estimates in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 17, 2026.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk Related to Fixed and Variable Rate Debt
As of September 30, 2026, we had $2.8 billion of outstanding consolidated indebtedness (inclusive of net unamortized debt discounts, premiums and issuance costs of $10.5 million). We were not party to any agreements for hedging interest rates as of September 30, 2026. Our fixed and variable rate debt was $2.2 billion (79%) and $589.4 million (21%), respectively, of our total consolidated indebtedness as of September 30, 2026.
As of September 30, 2026, we had $270.4 million of fixed rate debt scheduled to mature within the next 12 months. A 100-basis point change in interest rates on this debt as of September 30, 2026 would change our annual cash flow by $2.7 million. A 100-basis point change in interest rates on our unhedged variable rate debt as of September 30, 2026 would change our annual cash flow by $5.9 million. Based upon the terms of our variable rate debt, we are most vulnerable to a change in short-term Secured Overnight Financing Rate (“SOFR”) interest rates.

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
Changes in Internal Control Over Financial Reporting
There has been no change in the Parent Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There has been no change in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
From time to time, certain of our employees surrender common shares owned by them to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under the Company’s 2013 Equity Incentive Plan, as amended and restated as of May 11, 2022 (the “Equity Plan”). These shares are repurchased by the Company. The following table summarizes the common share repurchases made during the three months ended September 30, 2026 and amounts outstanding under our Share Repurchase Program (dollars in thousands):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2026 to July 31, 2026	—	$—	—	$124,339
August 1, 2026 to August 31, 2026	2,382,905	$26.61	2,382,905	$60,919
September 1, 2026 to September 30, 2026	—	$—	—	$60,919
Total	2,382,905	$26.61	2,382,905
(1)Represents amounts remaining available for repurchase under the Company’s Share Repurchase Program, announced in February 2021, which authorizes the repurchase of up to an aggregate of $150.0 million of the Company’s common shares. The Board of Trustees subsequently increased the size of the program to $300.0 million in April 2022, $600.0 million in February 2026, and $900.0 million in October 2026. In October 2026, the Board of Trustees also extended the program for an additional year. The program may be suspended or terminated at any time by the Company and will terminate on February 28, 2028, if not terminated or extended prior to that date.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Trading Arrangements
During the three months ended September 30, 2026, none of our officers or trustees adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

KITE REALTY GROUP TRUST

Date:	October 30, 2026	By:	/s/ JOHN A. KITE

John A. Kite
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	October 30, 2026	By:	/s/ HEATH R. FEAR

Heath R. Fear
President and Chief Financial Officer
(Principal Financial Officer)

KITE REALTY GROUP, L.P.
By: Kite Realty Group Trust, its sole general partner

Date:	October 30, 2026	By:	/s/ JOHN A. KITE

John A. Kite
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	October 30, 2026	By:	/s/ HEATH R. FEAR

Heath R. Fear
President and Chief Financial Officer
(Principal Financial Officer)